Form 10-K
period 1996-03-31
CORRPRO COMPANIES INC /OH/
filed 1996-06-14
CIK 907072

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
    /X/            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                       OR

    / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM ____ TO____

                         COMMISSION FILE NUMBER 1-12282

                            CORRPRO COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 OHIO                             34-1422570
      -------------------------                 ---------------
   (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)
 1090 ENTERPRISE DRIVE, MEDINA, OHIO                 44256
- --------------------------------------           ------------
   (ADDRESS OF PRINCIPAL EXECUTIVE                (ZIP CODE)
                OFFICES)
 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (330) 723-5082
    SECURITIES REGISTERED PURSUANT           SECURITIES REGISTERED
     TO SECTION 12(B) OF THE ACT:          PURSUANT TO SECTION 12(G)
                                                  OF THE ACT:
   COMMON SHARES WITHOUT PAR VALUE                   NONE
- --------------------------------------           -------------
           (TITLE OF CLASS)                    (TITLE OF CLASS)

                            NEW YORK STOCK EXCHANGE
                         ------------------------------
                  (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          YES  X                NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of common Stock held by nonaffiliates of the Registrant was approximately $55,495,000 at June 10, 1996. (The aggregate market value has been computed using the closing market price of the stock as reported by the New York Stock Exchange on June 10, 1996.)

                                   6,565,089
                                ---------------
      (Number of shares of common stock outstanding as of June 10, 1996.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended March 31,
1996, portions of which document shall be deemed to be incorporated by reference in Part I and Part III of this Annual Report on Form 10-K from the date such document is filed.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Corrpro Companies, Inc. was founded in 1984 and organized under the laws of the State of Ohio. References herein to "Corrpro" or to the "Company" are to Corrpro Companies, Inc. and its subsidiaries unless the context indicates otherwise.

     The Company operates in one industry segment which consists of providing corrosion control engineering and monitoring services, systems and equipment to the infrastructure, environmental and energy markets. Within the corrosion control market, Corrpro has a specialty in the design, manufacture and application of cathodic protection systems. Cathodic protection is an electrochemical process which prevents corrosion in new structures and mitigates the corrosion process in existing structures. Structures commonly protected against corrosion by the cathodic protection process include above and underground storage tanks, offshore platforms, ships, electric power plants, bridges, oil and gas pipelines, parking garages, transit systems and water and waste treatment equipment. Due to its ability to mitigate corrosion, cathodic protection can provide a cost effective alternative to replacement of corroding structures.

     The Company has expanded its presence in the domestic and international corrosion control markets through internal growth and the following acquisitions: Corrosion Engineering and Research Company (CERCO) (fiscal 1987); PSG Corrosion Engineering, Inc. (PSG) (fiscal 1988); Ocean City Research Corporation (OCR) (fiscal 1988); Harco Technologies Corporation (Harco) (fiscal
1990); Commonwealth Seager Group (CSG) (fiscal 1994); the assets of Good-All Electric, Inc. (Good-All) (fiscal 1994); UCC Corporation (UCC) (fiscal 1994); The Wilson Walton Group Limited (WWGL) (fiscal 1994); Rohrback Cosasco Systems, Inc. (RCS) (fiscal 1995); certain of the assets of Thermal Reduction Company
(TRC) (fiscal 1995); and the assets of American Corrosion Services, Inc. (ACS) (fiscal 1995). During fiscal 1995, the operations of TRC and ACS were combined to form Corrtherm, Inc. (Corrtherm).

     The Company's operating units and a description of the products and services they provide are described below:

     Corrpro Services and Products. The Corrpro "core businesses" (which includes all pre-fiscal 1994 acquisitions) offers services which include contract research in various areas of corrosion control, cathodic protection engineering services and general corrosion engineering services associated with failure analysis, metallurgical problems and material selection. This operating unit maintains advanced corrosion research and testing laboratories in order to analyze the scope of a corrosion problem and to recommend appropriate methods of corrosion control. The engineering services are provided to private sector customers in the aerospace, defense, marine, chemicals, petroleum and utilities industries and to governmental entities in connection with water treatment and delivery systems, marine vessels, transit systems, weapons and infrastructure assets. Engineering services accounted for approximately 53%, 44% and 51% of this operating unit's revenues during fiscal 1996, 1995 and 1994, respectively. This sector also sells material and equipment in conjunction with its services, and often sells these products to other engineering and construction firms in connection with corrosion control projects. Products sold include various cathodic protection anodes, rectifier units and instrumentation, computer hardware and software for monitoring corrosion, and accessory products. Sales of material and equipment accounted for approximately 25%, 30% and 27% of this operating unit's revenues during fiscal 1996, 1995, and 1994, respectively. An additional service offered includes combining the design, manufacture, installation and maintenance of cathodic protection systems to customers who desire a "turnkey" response to their corrosion protection needs. Construction services accounted for approximately 17%, 21% and 16% of this operating unit's revenues during fiscal 1996, 1995 and 1994, respectively. This operating unit also provides services for the prevention of corrosion on the internal surfaces of water storage tanks and waste water treatment equipment. These services are provided to municipal, state, and federal government agencies and industrial customers. Water tank services accounted for approximately 5%, 5% and 6% of this operating unit's revenues during fiscal 1996, 1995 and 1994, respectively. In total, Corrpro services and products accounted for approximately 42%, 43% and 80% of the Company's revenues during fiscal 1996, 1995 and 1994, respectively.

     Corrpro Canada, Inc. (Corrpro Canada) Services and Products. This operating unit resulted from the combination of CSG and UCC during fiscal 1995. Corrpro Canada offers a combination of expertise in engineering, construction and product supply in cathodic protection. In addition, this operating unit provides material and equipment to customers in the oil and gas industry with its primary focus on the needs of pipeline operators. Corrpro Canada also specializes in pipeline integrity issues, and designs internal inspection programs that are used to detect corrosion and pipe weld flaws, clean pipelines, and confirm pipeline orientation. This operating unit accounted for approximately 14%, 14% and 15% of the Company's revenues during fiscal 1996, 1995 and 1994, respectively.

     Good-All Products. This operating unit designs and manufactures power supplies (rectifiers) and junction, monitoring and control boxes for use in the impressed current cathodic protection process. In addition, Good-All manufactures a line of battery chargers for the utility (power, telecommunication and gas) market. This operating unit accounted for approximately 2%, 3% and 1% of the Company's revenues during fiscal 1996, 1995 and 1994, respectively.

     WWGL Services and Products. This operating unit provides corrosion engineering services and equipment supply primarily to the marine, offshore and industrial markets. In the marine market, this operating unit manufactures and supplies cathodic protection systems for hulls and ballast tanks on new ships and those which are in need of repair. In the offshore market, it provides cathodic protection equipment for new and existing subsea pipelines, offshore drilling rigs and production platforms. Having manufacturing and distribution centers in Europe, the Middle East and Asia enables it to serve many of the world's major offshore oil production areas. WWGL offers electrolytic antifouling systems for use on water inlets, electrolytic descaling systems for marine vessel ballast tanks and corrosion control monitoring systems. In the industrial market, it offers corrosion engineering, cathodic protection equipment and installation services. WWGL is an ISO 9001 certified company. This operating unit accounted for approximately 23%, 26% and 4% of the Company's revenues during fiscal 1996, 1995 and 1994, respectively.

     RCS Services and Products. This operating unit provides corrosion engineering services and equipment supply for monitoring internal corrosion on gas and liquid pipelines, storage vessels, well casings and refining and process equipment. RCS's CORROSOMETER(R), CORRATER(R), and COSASCO(R) lines of instruments, probes, fittings and accessories are the industry accepted standards for internal corrosion monitoring. RCS also offers B-Scan ultrasonic inspection services, utilizing the patented TMI-150 system, which provides real-time, hard copy and electronically stored integrity analyses of underground and aboveground storage tanks, pressure vessels, pulp and paper digesters, pipelines, boiler tubing and other related assets. RCS is an ISO 9001 certified company. This operating unit accounted for approximately 9% and 8% of the Company's revenues in fiscal 1996 and 1995, respectively.

     Corrtherm Products. This operating unit is the result of the fiscal 1995 combination of the TRC and ACS acquisitions. Corrtherm manufactures aluminum, zinc and magnesium cathodic protection anodes for marine, offshore and underground inland structures. This operating unit accounted for approximately 10% and 6% of the Company's revenues during fiscal 1996 and 1995, respectively.

     The Company markets its products and services primarily through its sales personnel. The technical nature of its products and services requires a highly trained, professional sales force, and, as a result, many of the sales personnel have engineering or technical expertise and experience. Because of the problem solving experience of its engineering staff, advice from the technical personnel is regularly sought out by potential and existing customers, resulting in business opportunities on an ongoing basis.

     The Company's products and services are marketed in the Middle East, Asia, Europe and South America by sales personnel operating out of its Saudi Arabia, Singapore, United Kingdom, Bahrain, UAE, Hong Kong, France, Portugal and two U.S. offices. In addition, 26 independent, foreign sales representatives are used to supplement the efforts of its direct sales force and to market its services in other regions of the world. The independent sales representatives earn commissions on sales which vary by product and service type. Certain products (e.g., Good-All rectifiers and RCS and Corrtherm materials) are marketed through networks of both domestic and international distributors.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     The Company's Corrtherm and WWGL operations convert raw aluminum, zinc and magnesium metals to anode castings. Corrtherm has various sources of supply for its aluminum, zinc and magnesium materials. During the first half of fiscal 1996, there was an unforeseen worldwide shortage of magnesium; however, the Company is currently able to obtain adequate quantities of this metal.

PATENTS AND LICENSES

     The Company owns patents, patent applications and licenses relating to certain of its products and processes. While the Company's rights under the patents and licenses are of some importance to its operations, the Company's businesses are not materially dependent on any one patent or license or on the patents and licenses as a group.

SEASONAL TRENDS

     The Company's business is somewhat seasonal as winter weather can adversely impact its operations in the northern U.S., Canada and the United Kingdom. Therefore, the Company's revenues during the fourth quarter of its fiscal year (i.e. January through March) are typically lower than revenues during each of the other three quarters.

CUSTOMERS

     Sales are made to a broad range of customers. During the fiscal year ended March 31, 1996 no one customer accounted for more than 10% of the Company's sales. The Company does not believe that the loss of any one customer would have a materially adverse effect on its business.

     The Company sells products and services to the U.S. government and agencies and instrumentalities thereof, including the U.S. Navy. Sales to these customers accounted for approximately 5% of the Company's net sales during both fiscal 1996 and 1995. The Company's contracts with the U.S. government contain standard provisions permitting the government to terminate such contracts without cause. In the event of termination, the Company is entitled to receive reimbursement on the basis of the work completed (cost plus a reasonable profit). These contracts are also subject to renegotiation of profits. The Company has no knowledge of any pending or threatened termination of any of its material government contracts or subcontracts. In addition, government procurement programs are subject to budget cutbacks and policy changes that could alter the demand for the Company's products. Accordingly, the Company's future sales to the government are subject to these budgetary and policy changes.

BACKLOG

     The backlog of unshipped orders as of March 31, 1996, 1995 and 1994 was approximately $85 million, $93 million and $61 million, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. The decrease in backlog between 1996 and 1995 is primarily the result of the Company's focus on improving gross profit margins. The increase in the backlog from 1994 to 1995 reflects $8 million from the three acquisitions completed during fiscal 1994. The Company estimates that, based on recent experience, approximately 70% of its backlog of orders at March 31, 1996 will be filled during the fiscal year ending March 31, 1997.

COMPETITIVE CONDITIONS

     The Company competes principally on the basis of quality, technical expertise, customer service and product innovation. Because many different types of businesses use one or more of the methods of corrosion protection, the corrosion control market includes many companies which could be considered competitors, even though only a few of these companies offer the broad range of corrosion control engineering services, systems and products offered by the Company. Within the cathodic protection market, the Company faces competition primarily from smaller domestic and international companies. The Company believes that no other company currently offers the comprehensive services that it provides, however, competition in all areas of the corrosion control industry is likely to increase as the demand for corrosion control products and services grows and more companies enter the market and expand the range of their services. In that regard, the Company's competitors may in some cases have substantially greater financial, technical and marketing resources than those of the Company.

RESEARCH AND DEVELOPMENT

     The Company's engineering and product development activities are directed toward designing new products and services to meet customers' specific requirements. Product development expenses that were charged to operations amounted to approximately $718,000, $965,000, and $153,000 during fiscal years 1996, 1995 and 1994, respectively.

GOVERNMENT REGULATIONS

     The Company believes that its current operations and its current uses of property, plant and equipment conform in all material respects to applicable laws and regulations. The Company has not experienced, nor does it anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations.

EMPLOYEES

     As of March 31, 1996 the Company had 849 employees, 244 of whom were located outside the United States.

FOREIGN OPERATIONS

     The Company's foreign subsidiaries generally conduct business in local currency. In addition, foreign sales activities are subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

ITEM 2.  PROPERTIES

     As of March 31, 1996, nine locations were owned by the Company and approximately forty locations were leased from unrelated third parties. Certain property locations may contain multiple operations, such as an office and warehouse facility.

     The real properties owned by the Company are: its corporate headquarters located in Medina, Ohio (8,000 sq. ft.); an office and manufacturing facility located in Medina, Ohio (64,000 sq. ft.); an office and warehouse facility located in Schaumburg, Illinois (10,000 sq. ft.); an office, manufacturing and warehouse facility located in Fort Collins, Colorado (52,000 sq. ft.); two office and warehouse facilities located in Edmonton, Alberta (42,000 sq. ft.); an office and warehouse facility located in Estevan, Saskatchewan (4,000 sq. ft.); an office, manufacturing and warehouse facility located in Stockton-on-Tees, UK (34,000 sq. ft.); and an office and assembly facility located in Lafayette, Louisiana (12,000 sq. ft.). The principal real properties (over 5,000 sq. ft. of floor space) leased by the Company from unrelated third parties are: an office and warehouse facility located in Glendale, Arizona; an office and warehouse facility located in Hayward, California; an office and warehouse facility located in Decatur, Georgia; an office facility located in Ocean City, New Jersey; an office and warehouse facility located in West Chester Pennsylvania; an office and warehouse facility located in Houston, Texas; an office, manufacturing and warehouse facility located in Santa Fe Springs, California; an office, manufacturing and warehouse facility located in Belle Chasse, Louisiana; an office and warehouse facility located in Billings, Montana; an office and manufacturing facility located in Sharjah, UAE; and an office, manufacturing and warehouse facility located in Singapore.

     The Company considers the properties owned or leased by it to be generally sufficient to meet its requirements for office, manufacturing and warehouse space. With the exception of its manufacturing facilities in Belle Chasse, Santa Fe Springs, Stockton-on-Tees and Singapore, the Company does not consider any one of its properties to be material, since it believes that if it becomes necessary or desirable to relocate any of its office, manufacturing and warehouse facilities, other suitable properties could be found.

ITEM 3.  LEGAL PROCEEDINGS

     As previously reported, in June 1995 the Company announced that its earnings per share for fiscal 1995 were expected to be substantially below analysts' expectations, and in August 1995 the Company restated its previously reported results for the second and third quarters of fiscal 1995. Commencing in June 1995, six class action lawsuits were filed against the Company and certain of its current and former directors and officers, and a shareholder derivative action was commenced naming the Company, its current and former directors and certain of its current and former officers as defendants.

     On September 7, 1995, five of the class actions were consolidated in the U.S. District Court for the Northern District of Ohio and styled In re Corrpro Companies, Inc. Securities Litigation. On September 14, 1995, the other class action was voluntarily dismissed. On or about September 29, 1995, an amended and consolidated class action complaint was filed in this consolidated proceeding on behalf of a purported class consisting of investors who purchased the Company's common shares between June 1, 1994 and June 19, 1995. The Company and Joseph W. Rog, Robert M. Gossett and Ronald S. Langos, current or former directors and/or officers of the Company, remain the named defendants. The amended complaint alleges claims under ss.ss.10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, and common law fraud and negligent misrepresentation. It asserts, among other things, that defendants made false and misleading statements during the class period in the Company's quarterly and annual reports filed with the Securities and Exchange Commission ("SEC"), press releases and periodic reports to shareholders which are claimed to have materially overstated the Company's assets, net income and projected net income. The amended complaint seeks, on behalf of the purported class, compensatory damages of tens of millions of dollars based on the number of shares claimed to have been traded during the class period and the decline in the price of the shares following the Company's June 1995 announcement, as well as punitive damages, prejudgment interest and costs.

     On November 1, 1995, the Company and all other defendants filed motions to dismiss the amended and consolidated class action complaint in its entirety, and these motions are still pending.

     In August 1995, the Company was served with a lawsuit captioned Lani Rothstein, Trustee vs. Robert M. Gossett, Barry W. Schadeck, Joseph C. Overbeck, Joseph W. Rog, David H. Kroon, C. Richard Lynham, Robert E. Hodge, Robert (sic)
S. Langos, Richard Harr, Does 1-100, and Corrpro Companies, Inc., Medina County Common Pleas Court, Case No. 95 CIV 0522. This shareholder derivative action was filed August 2, 1995 and served on or about August 4, 1995. On behalf of the shareholders of Corrpro Companies, Inc., Plaintiff alleges derivative claims for intentional breaches of fiduciary duties and aiding and abetting, abuse of control and aiding and abetting, waste of corporate assets and aiding and abetting, constructive fraud, and accounting, and disgorgement of insider trading profits. Plaintiff requests a declaratory judgment, an accounting, compensatory damages, a court order to implement certain policies, return of remuneration, exemplary and punitive damages, attorneys' fees, prejudgment and postjudgment interest, and litigation costs and expenses in unspecified amounts. The Company's D&O liability insurers have been given notice of the filing of the lawsuit and assertion of the claims against its directors and officers.

     On or about October 16, 1995, the defendants filed a motion to dismiss the shareholder derivative action referred to above in its entirety. On December 28, 1995, the motion to dismiss the shareholder derivative action was granted without prejudice. An appeal is pending.

     In addition, the Company is cooperating in an investigation being conducted by the SEC concerning certain matters, including those described above.

     In May 1995, a contingent settlement was reached relating to a lawsuit filed in July 1992 by the City and County of San Francisco against a wholly-owned subsidiary of the Company and other co-defendants. The settlement was contingent upon being awarded "good faith" settlement status by the court. On December 20, 1995, the settlement was awarded "good faith" settlement status by the court. The settlement amount of $850,000 has been paid by the Company's insurers, without contribution by the Company.

     The Company is not involved in any other material litigation; however, the Company is involved in routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names of all executive officers of the Company and certain other information relating to their position held with the Company and other business experience.

   EXECUTIVE OFFICER      AGE                    RECENT BUSINESS EXPERIENCE
- ------------------------  ----  -------------------------------------------------------------
Joseph W. Rog              56   Chairman of the Board of Directors since June 1993 and Chief
                                Executive Officer since the Company's formation in 1984.
                                President of the Company since June 1995 and from January
                                1984 to June 1993.
Michael K. Baach           41   Executive Vice President since April 1993, Assistant
                                Secretary since June 1995 and Senior Vice President since
                                1992. Prior to that, Mr. Baach was Vice President of Sales and Marketing since the Company's formation in 1984.
George A. Gehring, Jr.     52   Executive Vice President since April 1993 and Senior Vice
                                President since 1991. Prior to that, Mr. Gehring served as
                                President of Ocean City Research Corporation.
David H. Kroon             46   Executive Vice President since April 1993 and Senior Vice
                                President since the Company's formation in 1984.
Barry W. Schadeck          45   Executive Vice President and Assistant Secretary since June
                                1995 and President of Corrpro Canada, Inc., a wholly-owned subsidiary of the Company, since its formation in May 1994.
                                Prior to that, Mr. Schadeck served as President of the
                                Company's Commonwealth Seager Group subsidiary since April
                                1993 and Chief Financial Officer since 1979.
David M. Hickey            50   Executive Vice President of Worldwide Manufacturing and
                                International Operations since June 1995 and President of
                                Rohrback Cosasco Systems, Inc., a wholly-owned subsidiary of the Company since its acquisition in August, 1994. Prior to that, Mr. Hickey was President of Rohrback Cosasco Systems,
                                Inc., a wholly-owned subsidiary of MascoTech, Inc.
Neal R. Restivo            36   Senior Vice President, Chief Financial Officer, Secretary and
                                Treasurer since October 1995. From November 1989 to September
                                1995, Mr. Restivo was with Waxman Industries, Inc., most
                                recently as Senior Vice President, Finance and Chief
                                Financial Officer. Prior to that, from August 1982 to
                                November 1989, Mr. Restivo was employed by Arthur Andersen
                                LLP, where he was an Audit Manager since 1988.

   EXECUTIVE OFFICER      AGE                    RECENT BUSINESS EXPERIENCE
- ------------------------  ----  -------------------------------------------------------------
Michael R. Tighe           46   Senior Vice President since January 1994. Prior to that, Mr.
                                Tighe was President and General Manager of Elgard
                                Corporation, an anode manufacturer.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

PRICE RANGE OF COMMON SHARES

     The Company's Common Shares have been listed on the New York Stock Exchange ("NYSE") since September 30, 1993 under the symbol "CO". The following table sets forth the high and low closing sale prices for the Common Shares on the NYSE for the fiscal periods indicated.

                                                        FISCAL 1996           FISCAL 1995
                                                      ----------------     -----------------
                                                       HIGH       LOW       HIGH       LOW
                                                      ------     -----     ------     ------
     First Quarter..................................  $19.25     $5.63     $20.25     $12.75
     Second Quarter.................................    7.38      5.88      16.88      11.63
     Third Quarter..................................    6.50      5.25      16.25      13.13
     Fourth Quarter.................................    7.88      5.75      18.25      13.25

HOLDERS OF RECORD

     On June 10, 1996, there were 361 holders of record of the Company's Common Shares.

DIVIDENDS

     In recent years, the Company has not paid any cash dividends on its Common Shares. The Company currently anticipates that it will retain all future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Provisions within the Company's domestic bank credit agreement restrict the Company's ability to pay cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                                                              FISCAL YEAR ENDED MARCH 31,
                                          --------------------------------------------------------------------
                                            1996        1995        1994        1993        1992        1991
                                          --------    --------    --------    --------    --------    --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenues................................  $140,521    $126,009    $ 69,536    $ 50,075    $ 45,998    $ 43,959
Cost of sales...........................   106,636      89,226      45,833      33,054      31,156      29,239
                                          --------    --------    --------    --------    --------    --------
Gross profit............................    33,885      36,783      23,703      17,021      14,842      14,720
Selling, general and administrative
  expenses..............................    33,905      30,390      16,206      12,493      12,928      14,038
Unusual charges.........................     4,368          --       1,622          --          --          --
                                          --------    --------    --------    --------    --------    --------
Operating income (loss).................    (4,388)      6,393       5,875       4,528       1,914         682
Interest expense........................     2,633       1,112         887       1,328       1,847       2,056
                                          --------    --------    --------    --------    --------    --------
Income (loss) before income taxes,
  extraordinary charge, and cumulative
  effect of change in accounting
  principle.............................    (7,021)      5,281       4,988       3,200          67      (1,374)
Income tax expense (benefit)............    (1,879)      2,445       2,282       1,200          52        (267)
                                          --------    --------    --------    --------    --------    --------
Income (loss) before extraordinary
  charge and cumulative effect of change
  in accounting principle...............    (5,142)      2,836       2,706       2,000          15      (1,107)
Extraordinary charge....................       (70)         --        (102)         --          --          --
Cumulative effect on prior years of
  change in accounting principle........        --          --         136          --          --          --
                                          --------    --------    --------    --------    --------    --------
Net income (loss).......................  $ (5,212)   $  2,836    $  2,740    $  2,000    $     15    $ (1,107)
                                          =========   =========   =========   =========   =========   =========
EARNINGS PER SHARE:
Income (loss) before the extraordinary
  charge and cumulative effect of change
  in accounting principle...............  $   (.83)   $    .43    $    .67    $    .81    $    .01    $   (.47)
Extraordinary charge....................      (.01)         --        (.02)         --          --          --
Cumulative effect of change in
  accounting principle..................        --          --         .03          --          --          --
                                          --------    --------    --------    --------    --------    --------
Net income (loss).......................  $   (.84)   $    .43    $    .68    $    .81    $    .01    $   (.47)
                                          =========   =========   =========   =========   =========   =========
Weighted average number of Common Shares
  outstanding...........................     6,212       6,667       4,027       2,468       2,576       2,368
OTHER DATA:
Revenue per employee....................  $    166    $    140    $    164    $    145    $    114    $     93

                                                                       MARCH 31,
                                          --------------------------------------------------------------------
                                            1996        1995        1994        1993        1992        1991
                                          --------    --------    --------    --------    --------    --------
BALANCE SHEET DATA:
Working capital.........................  $ 33,790    $ 37,266    $ 20,441    $  8,526    $  8,577    $  8,037
Total assets............................   108,198     110,322      67,858      21,880      21,418      22,901
Long-term debt, net of current
  portion...............................    26,616      25,869      21,492      10,700      13,694      14,300
Minority interest.......................       502       4,067       4,022          --          --          --
Shareholders' equity....................    54,281      56,060      24,301       2,814         361         346

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     During fiscal 1996, the Company implemented a number of actions designed to reduce costs and improve profitability, productivity and cash flow. Cost and pricing actions relating to both service and product sales were taken in order to improve gross profit margins. Such actions included work force reductions, consolidation of certain production facilities and pricing disciplines. In addition, the Company implemented a number of measures to reduce its selling, general and administrative ("S,G&A") expenses and allow the Company to realize efficiencies of scale as it continued to integrate its acquired companies. The Company also implemented measures to improve cash flow from operations and placed significant emphasis on reducing working capital levels.

     The Company began to realize the benefits of these actions during the second half of fiscal 1996 through improved gross profit margins, reduced S,G&A and improved cash flow. The Company, however, continues to take cost and pricing actions to further improve gross margins and is actively pursuing opportunities to further decrease its operating expenses. In addition, significant emphasis continues to be placed on improving cash flow.

OPERATING RESULTS OF THE COMPANY

FISCAL 1996 VERSUS FISCAL 1995

  REVENUES

     Revenues for fiscal 1996 totaled $140.5 million, an increase of $14.5 million or 11.5% over fiscal 1995. Approximately $12.8 million of the increase is attributable to the inclusion of sales relating to RCS and Corrtherm. The Company acquired all the shares of RCS and certain assets of ACS and TRC (collectively Corrtherm) in the second and third quarters of fiscal 1995, respectively. Excluding the impact of the RCS and Corrtherm acquisitions, revenues for fiscal 1996 increased approximately 1.4%.

     During fiscal 1996, approximately 47% of the Company's revenues related to services and 53% related to product sales. In fiscal 1995, service and product sales each represented approximately 50% of the Company's revenues.

     Revenues from services, excluding the impact of the RCS acquisition, increased approximately $2.6 million or 4.2% over fiscal 1995. The increase is attributable to growth in revenues in the Company's domestic market (historical core businesses), at its operations in Canada and at Wilson Walton. Fiscal 1996 service revenues were negatively impacted during the fourth quarter by unusually severe winter weather in parts of the U.S. and Canada, resulting in certain engineering and construction projects being delayed to future periods.

     Product revenues, excluding the impact of the RCS and Corrtherm acquisitions, were down $.9 million or 1.5%. Product revenues relating to the domestic operations and Canada actually increased during fiscal 1996; however, such increases were offset by lower anode sales (primarily in the fourth quarter) as well as decreased product revenues at the Company's Good-All and Wilson Walton operations. Product revenues at Good-All were down approximately $.9 million between years. The Company is currently in the process of consolidating Good-All's manufacturing operations located in Colorado into an existing Company manufacturing facility in Ohio. This consolidation is expected to have a favorable impact on Good-All's operating results; however, such improvements are not expected to be realized until the second half of fiscal 1997. Wilson Walton's product revenues were down approximately $.3 million between years. The entire decrease, however, relates to the first half of fiscal 1996. Wilson Walton's product revenues increased by approximately $2.2 million during the second half of fiscal year 1996 as compared to the prior year second half results.

  GROSS PROFIT

     The Company's gross profit for fiscal 1996 totaled $33.9 million (or 24.1% of revenues) compared to $36.8 million (or 29.2% of revenues) for fiscal 1995, a decrease in gross profit dollars of 7.9%.

     Gross profit related to services totaled $17.6 million (or 26.7% of revenues) for fiscal 1996 compared to $21.9 million (or 35.1% of revenues) for fiscal 1995, a decrease in gross profit dollars of 19.8%. Gross profit margins were negatively impacted during the first half of fiscal 1996 by the backlog of lower margin jobs. During fiscal 1996, the Company completed a number of lower margin jobs and orders which were in the backlog at the beginning of the fiscal year. Service gross profit margins were also negatively impacted during the first half of fiscal 1996 by increased use of third party contractors, as well as higher labor and overhead costs. Service gross profit margins did, however, begin to show improvement during the second half of fiscal 1996. Such margins were 29.7% and 27.4% for the third and fourth quarter, respectively, compared to 24.7% during the first half of fiscal 1996. Fourth quarter service margins were unfavorably impacted by sever winter weather in Canada which negatively impacted the profitability of a large project completed during the quarter.

     Gross profit related to product sales totaled $16.3 million (or 21.8% of revenues) for fiscal 1996 compared to $14.9 million (or 23.4% of revenues) for fiscal 1995, an increase in gross profit dollars of 9.7%. Excluding the impact of the RCS acquisition, product gross profit dollars decreased 2.5%. The decrease in product gross margins is the result of lower margins at the Company's Good-All and Wilson Walton operations partially offset by improved product margins at the Company's domestic operations. Product gross profit margins did, however, begin to show improvement during the second half of fiscal 1996. Such margins were 24.3% and 25.8% for the third and fourth quarters, respectively, compared to 18.9% during the first half of fiscal 1996. Gross margins on product sales were negatively impacted throughout fiscal 1996 by extremely low gross margins at the Company's Corrtherm foundry. Corrtherm's margins were extremely weak as a result of start-up issues which resulted in productivity problems, excess operating expenses and significant product rework particularly during the first half of fiscal 1996. Corrtherm's margins did show improvement during the second half of fiscal 1996, particularly in the fourth quarter, however, the Company expects that Corrtherm's margins will continue to be below those of its other operations.

     The Company continues to take cost and pricing actions with respect to both service and product sales in order to improve gross margins further. Such actions include pricing disciplines, consolidation of certain production facilities and work force reductions.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     S,G&A expense for fiscal 1996 totaled $33.9 million (or 24.1% of revenues) compared to $30.4 million (or 24.1% of revenues) for fiscal 1995, an increase of 11.6%. Approximately $3.5 million of the increase relates to the inclusion of S,G&A expenses of RCS and Corrtherm. Excluding the impact of RCS and Corrtherm, S,G&A expense was flat between years.

     The Company has implemented a number of measures to reduce its S,G&A costs and enable the Company to realize efficiencies of scale as it continues to integrate its acquired companies. Such measures included work force reductions and consolidation of facilities. During the second quarter of fiscal 1996, the Company reduced its work force by approximately 7%, which resulted in annual savings of approximately $2.0 million. The impact of the work force reduction was realized beginning in the second half of fiscal 1996 through lower S,G&A cost levels. The Company continues to review its S,G&A cost structure and pursue opportunities to decrease these costs further.

  UNUSUAL CHARGES

     During fiscal 1996, the Company recorded unusual charges totaling approximately $4.4 million. Such charges consisted primarily of litigation-related legal expenses as well as costs associated with the consolidation of facilities. See Liquidity and Capital Resources and Note 11 of Notes to the Consolidated Financial Statements for further discussion regarding litigation.

  OPERATING INCOME (LOSS)

     The Company incurred an operating loss of $4.4 million during fiscal 1996 compared to operating income of $6.4 million during fiscal 1995. The decrease is primarily attributable to lower gross profit and the unusual charges discussed above.

  INTEREST EXPENSE

     Interest expense for fiscal 1996 totaled $2.6 million compared to $1.1 million for fiscal 1995. The increase is primarily attributable to the additional interest cost associated with the RCS and Corrtherm acquisitions as well as increased borrowings to meet working capital needs.

  INCOME TAX PROVISION (BENEFIT)

     The Company recorded a benefit for income taxes of $1.9 million for fiscal 1996 compared to a provision of $2.4 million for fiscal 1995. The effective tax rate for the current year was (26.8)% compared to 46.3% for fiscal 1995. The (26.8)% rate reflects a benefit derived from losses which will be carried back to prior year tax returns. The fiscal 1995 effective tax rate was impacted by a higher proportion of income generated in Canada, which is taxed at a higher rate, and the impact of permanent tax basis differences in the United States. See Note 6 to Notes to Consolidated Financial Statements for reconciliations of the Company's effective tax rates.

  NET INCOME (LOSS)

     The Company incurred a net loss of $5.2 million for fiscal 1996 compared to net income of $2.8 million for fiscal 1995. The fiscal 1996 net loss includes a $.1 million extraordinary charge related to the early retirement of bank debt. Excluding the impact of the unusual charges, the majority of the current year loss was incurred during the first half of fiscal 1996. The Company began to realize the impact of the actions instituted to improve margins and reduce costs described above during the second half of fiscal 1996.

FISCAL 1995 VERSUS FISCAL 1994

  REVENUES

     Revenues for fiscal 1995 were $126.0 million, an increase of $56.5 million or 81.2% over fiscal 1994. This growth is attributable to a full year of operating results of the Canadian and United Kingdom subsidiaries acquired in March 1994 as well as the impact of the Company's fiscal 1995 acquisition of RCS in August 1994 and the domestic foundry acquisitions of ACS and TRC in November 1994. Revenues from services provided by the Company increased $14.2 million or 29.5% from fiscal 1994. Of this growth, approximately $2.7 million represented growth in the domestic market, other than from acquisitions, with the balance attributed to growth in Canada and the impact of the acquired companies. Product sales increased $42.2 million to $63.6 million in fiscal 1995. This growth is attributed to the impact of acquired businesses, principally the United Kingdom subsidiary. WWGL reported an approximate $25.0 million increase in revenues as a full year was reported in fiscal 1995 compared with one month in fiscal 1994. Product sales account for approximately 50% of total sales in fiscal 1995 compared with only approximately 30% in fiscal 1994. With the expected sales impact of the Company's newly acquired domestic foundries, the trend toward lower margin product sales will continue in fiscal 1996. Product sales from the Company's domestic and Saudi Arabian operations declined approximately $2.3 million during fiscal 1995.

  GROSS PROFIT

     The Company's gross profit for fiscal 1995 was $36.8 million which represents an increase of $13.1 million or 55.2% over fiscal 1994. As a percentage of revenues, gross profit was 29.2% in fiscal 1995 compared with 34.1% in fiscal 1994. Gross profit related to services was $21.9 million for fiscal 1995 as compared to $18.5 million for fiscal 1994 which represents an increase of $3.5 million or 18.9%. As a percentage of revenues, gross profit from services was 35.1% in fiscal 1995 compared with 38.3% for fiscal 1994. Service margins declined in fiscal 1995 due to an increased use of third party subcontracting in the Company's domestic engineering business, which resulted in lower profit margins and the write-off of certain costs due to the failure of one of the Company's subcontractors to complete a domestic project. This decline is also attributed in part to the results of the acquired businesses as these operations collectively generate lower margins in their service business. Gross profit related to product sales increased $9.6 million to $14.9 million in fiscal 1995. As a percentage of revenues, gross profit related to product sales was 23.4% in fiscal 1995 compared with 24.6% in fiscal 1994. This decline is due in part to reduced volume in the domestic and Saudi Arabian product markets without a corresponding reduction in fixed labor and overhead costs as well as increases in raw material costs later in the year which were not fully recovered in selling prices. Also, the Company's domestic foundry operations generated sales of approximately $7.0 million with a gross margin of approximately 4.0% in fiscal 1995 due primarily to start up inefficiencies and the impact of rising material costs. Offsetting these reductions were improved margins in the Canadian operations as well as the impact of the RCS acquisition which, due to the nature of its products, generates a higher gross margin than the Company's other products.

  SELLING, GENERAL & ADMINISTRATIVE EXPENSE

     S,G&A expense for fiscal 1995 was $30.4 million, which represents an 87.5% increase over the $16.2 million for fiscal 1994. This increase is due primarily to the impact of acquired businesses and approximately $3.0 million additional S,G&A costs associated with the Company's corporate administration. Included in the increase in corporate expenses are higher payroll costs, insurance costs, professional fees, bad debt expense, and other costs associated with the recent growth in the Company's business. Also, S,G&A includes $.8 million of goodwill amortization in fiscal 1995 compared with $.2 million in fiscal 1994. As a percentage of revenues, S,G&A was 24.1% in fiscal 1995 compared with 23.3% in fiscal 1994.

  UNUSUAL CHARGES

     The unusual charge for stock appreciation rights in fiscal 1994 was the result of a nonrecurring charge to earnings of $1.6 million to reflect an obligation to a former shareholder.

  OPERATING INCOME

     Operating income was $6.4 million in fiscal 1995 compared with $5.9 million in fiscal 1994. Operating income in fiscal 1994, excluding the unusual charge, amounted to $7.5 million. Operating income as a percent of revenues, excluding the unusual charge in fiscal 1994, amounted to 5.1% in fiscal 1995 compared with 10.8% in fiscal 1994. The decline in fiscal 1995 is primarily attributed to the factors described above.

  INTEREST EXPENSE

     During fiscal 1995, interest expense was $1.1 million compared with $.9 million for fiscal 1994, representing an increase of $.2 million or 25.3%. The increase in interest expense is primarily attributed to the interest cost associated with the various fiscal 1995 acquisitions as well as the required financing of working capital needs throughout fiscal 1995. Interest cost in fiscal 1994 was favorably impacted due to the initial public offering in October 1994 and the resulting debt reduction.

  INCOME TAX PROVISION

     The provision for income taxes was $2.4 million for fiscal 1995 and $2.3 million for fiscal 1994. The effective tax rate in 1995 was 46.3% compared with 45.8% in 1994. The 1995 effective tax rate was impacted by a higher proportion of income generated in Canada, which is taxed at a higher rate, and the impact of permanent tax basis differences in the United States. The 1994 effective tax rate was impacted by the unusual charge recognized during the period not being tax deductible.

  NET INCOME (LOSS)

     The Company recorded net income of $2.8 million for fiscal 1995 compared to $2.7 million for fiscal 1994. Fiscal 1994 net income included $1.6 million of unusual charges relating to stock appreciation rights obligation to a former shareholder. Fiscal 1994 net income also included a $.1 million extraordinary charge related to the early retirement of debt and $.1 million of income relating to a cumulative effect of change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1996, the Company placed significant emphasis on the improvement of cash flow primarily through the reduction of working capital levels. Particular emphasis was placed on the reduction of accounts receivable levels through enhanced credit and collection efforts. Working capital at March 31, 1996 totaled $33.8 million compared to $37.3 million at March 31, 1995, a decrease of $3.5 million or 9.3% The favorable impact of the reduction in accounts receivable on cash flow from operations was $4.2 million. As a result of the working capital reductions as well as the improved operating results achieved during the second half of the year, the Company generated cash flow from operations of $5.3 million during fiscal 1996. Approximately $10.3 million of this amount was generated during the second half of the year. The Company will continue to place significant emphasis on the further improvement of cash flow during fiscal 1997.

     Cash used for investing activities totaled $3.4 million during fiscal 1996. This consisted primarily of $1.9 million of net capital expenditures and $.7 million relating to the purchase of certain technology rights. Cash used for financing activities totaled $.2 million during fiscal 1996.

     On March 29, 1996, the Company entered into a new $37.5 million domestic bank credit facility which consists of a three-year $32.5 million revolver which expires on March 31, 1999 and a four-year $5 million term loan which matures on March 31, 2000. Borrowings under the credit facility are initially limited to borrowing base amounts as defined in the credit agreement. The credit agreement, however, provides for the elimination of borrowing base limitations upon the Company's achievement of certain financial ratios. Initial borrowings under the credit facility were used to repay all borrowings under the Company's $30 million secured revolving credit facility as well as a bank term note.

     In addition to the domestic bank credit facility discussed above, the Company has various smaller lines of credit with foreign banks which totaled approximately $3 million. Total availability under the domestic and foreign credit facilities at March 31, 1996 was approximately $9 million. The Company was in compliance with all of its debt covenants at March 31, 1996.

     The Company believes that cash generated by operations and amounts available under its domestic bank credit facility and foreign lines of credit will be sufficient to satisfy the Company's liquidity requirements through at least fiscal 1997.

     As previously reported, in June 1995 the Company announced that earnings per share for fiscal 1995 were expected to be substantially below analysts' expectations, and in August the Company restated its previously reported results for the second and third quarters of fiscal 1995. Class action litigation and shareholder derivative litigation were commenced seeking substantial damages from the Company and/or certain of its current and former directors and officers. Motions to dismiss the consolidated class action lawsuit and the shareholder derivative action were filed in November 1995 and October 1995, respectively. On December 28, 1995, the motion to dismiss the shareholder derivative action was granted without prejudice. An appeal is pending. The Company intends to continue to defend itself vigorously in the class action litigation. In addition, the Company is cooperating in an investigation being conducted by the Securities and Exchange Commission. See Part II, Item 1, Legal Proceedings. Management is unable to assess at this time the ultimate outcome of this litigation and investigation. Other than an accrual for the cost of defense, no provision for liability, if any, that may result has been made in the Company's financial statements. The Company is a party to indemnification agreements with the individual defendants in the class action and shareholder derivative litigation. Also, the Company's directors and officers insurance carriers have notified the Company that they are reserving their rights concerning coverage with respect to the class action litigation. If resolved unfavorably, the litigation and investigation could have a material adverse effect on the Company's financial condition, results of operations and liquidity. In addition, the Company has incurred, and will continue to incur, significant legal fees in connection with these matters.

CHANGES IN ACCOUNTING STANDARDS

     See Notes 1 and 9 of Notes to Consolidated Financial Statements for a discussion of the Company's plans for adopting SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and SFAS No. 123, "Accounting for Stock-Based Compensation".

EFFECT OF INFLATION AND FOREIGN CURRENCY TRANSLATION

     The Company does not believe that inflation has had a significant effect on the Company's results of operations for the periods presented.

     The Company has not been significantly affected by currency fluctuations or foreign exchange restrictions. Management believes that these risks resulting from the Company's increased foreign sales are manageable.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Begins on following page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Corrpro Companies, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Corrpro Companies, Inc. and its subsidiaries (the Company) at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Cleveland, Ohio
May 28, 1996

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 1996 AND 1995

                                 (In Thousands)

                                     ASSETS

                                                                           1996         1995
                                                                         --------     --------
CURRENT ASSETS:
  Cash and cash equivalents............................................. $  3,256     $  1,385
  Accounts receivable, net..............................................   30,257       34,930
  Inventories...........................................................   17,056       18,304
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..............................................    2,145        2,333
  Prepaid expenses and other............................................    7,201        4,562
                                                                         --------     --------
       Total current assets.............................................   59,915       61,514
                                                                         --------     --------
PROPERTY AND EQUIPMENT:
  Land..................................................................      782          779
  Buildings.............................................................    5,886        5,779
  Equipment, furniture and fixtures.....................................   19,849       18,784
  Leasehold improvements................................................      529          606
                                                                         --------     --------
                                                                           27,046       25,948
  Less accumulated depreciation.........................................   (6,431)      (4,563)
                                                                         --------     --------
  Property and equipment, net...........................................   20,615       21,385
                                                                         --------     --------
OTHER ASSETS:
  Goodwill..............................................................   24,291       25,166
  Patents and other intangibles.........................................    1,865        1,206
  Other.................................................................    1,512        1,051
                                                                         --------     --------
       Total other assets...............................................   27,668       27,423
                                                                         --------     --------
                                                                         $108,198     $110,322
                                                                         ========     ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 1996 AND 1995

                     (In Thousands, Except per Share Data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                           1996         1995
                                                                         --------     --------
CURRENT LIABILITIES:
  Short-term borrowings................................................. $     40     $    273
  Current portion of long-term debt.....................................    1,487        2,322
  Accounts payable......................................................   16,836       15,449
  Accrued liabilities and other.........................................    7,762        6,204
                                                                         --------     --------
       Total current liabilities........................................   26,125       24,248
                                                                         --------     --------
LONG-TERM DEBT, NET OF CURRENT PORTION..................................   26,616       25,869
DEFERRED INCOME TAXES...................................................      674           78
COMMITMENTS AND CONTINGENCIES...........................................       --           --
MINORITY INTEREST.......................................................      502        4,067
SHAREHOLDERS' EQUITY:
  Serial Preferred Shares, voting, no par value; 1,000 shares authorized
     and unissued.......................................................       --           --
  Common Shares, voting, no par value, stated value $0.33 per share;
     12,000 shares authorized; 6,584 and 5,966 shares issued in 1996 and
     1995; 6,559 and 5,941 shares outstanding in 1996 and 1995..........    2,196        1,989
  Additional paid-in capital............................................   50,043       46,333
  Accumulated earnings..................................................    1,963        7,175
                                                                         --------     --------
                                                                           54,202       55,497
  Cumulative translation adjustment                                           131          615
  Common Shares in treasury, at cost....................................      (52)         (52)
                                                                         --------     --------
       Total shareholders' equity.......................................   54,281       56,060
                                                                         --------     --------
                                                                         $108,198     $110,322
                                                                         ========     ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                     (In Thousands, Except per Share Data)

                                                               1996         1995         1994
                                                             --------     --------     --------
Revenues:
  Engineering and construction services..................... $ 65,916     $ 62,395     $ 48,166
  Product sales.............................................   74,605       63,614       21,370
                                                             --------     --------     --------
                                                              140,521      126,009       69,536
                                                             --------     --------     --------
Cost of sales:
  Engineering and construction services.....................   48,330       40,467       29,715
  Product sales.............................................   58,306       48,759       16,118
                                                             --------     --------     --------
                                                              106,636       89,226       45,833
                                                             --------     --------     --------
Gross profit................................................   33,885       36,783       23,703
Selling, general and administrative expenses................   33,905       30,390       16,206
Unusual charges.............................................    4,368           --        1,622
                                                             --------     --------     --------
Operating income (loss).....................................   (4,388)       6,393        5,875
Interest expense............................................   (2,633)      (1,112)        (887)
                                                             --------     --------     --------
Income (loss) before income taxes, extraordinary charge and
  cumulative effect of change in accounting principle.......   (7,021)       5,281        4,988
Provision (benefit) for income taxes........................   (1,879)       2,445        2,282
                                                             --------     --------     --------
Income (loss) before extraordinary charge and cumulative
  effect of change in accounting principle..................   (5,142)       2,836        2,706
Extraordinary charge........................................      (70)          --         (102)
Cumulative effect on prior years of change in accounting
  principle.................................................       --           --          136
                                                             --------     --------     --------
Net income (loss)........................................... $ (5,212)    $  2,836     $  2,740
                                                             ========     ========     ========
Earnings per share:
  Income (loss) before extraordinary charge and cumulative
     effect of change in accounting principle............... $   (.83)    $     43          .67
  Extraordinary charge......................................     (.01)          --         (.02)
  Cumulative effect of change in accounting principle.......       --           --          .03
                                                             --------     --------     --------
  Net income (loss)......................................... $   (.84)    $    .43     $    .68
                                                             ========     ========     ========
Number of Common and Common Share equivalents...............    6,212        6,667        4,027
                                                             ========     ========     ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                     (In Thousands, Except per Share Data)

                                              COMMON                                            COMMON
                                 SERIAL       SHARES      ADDITIONAL               CUMULATIVE   SHARES
                                PREFERRED     ($0.33       PAID-IN    ACCUMULATED  TRANSLATION    IN
                                 SHARES    STATED VALUE)   CAPITAL     EARNINGS    ADJUSTMENT  TREASURY*   TOTAL
                                ---------  -------------  ----------  -----------  ----------  ---------  -------
March 31, 1993..................  $    --     $   601      $    666     $ 1,599      $   --      $ (52)   $ 2,814
  Net income....................       --          --            --       2,740          --         --      2,740
  Issuance of 132 Common
     Shares.....................       --          44           175          --          --         --        219
  Issuance of 1,862 Common
     Shares in Initial Public
     Offering...................       --         621        17,529          --          --         --     18,150
  Conversion of 150 CSG
     shares.....................       --          50           943          --          --         --        993
  Cumulative translation
     adjustment.................       --          --            --          --        (615)        --       (615)
                                ---------  -------------  ----------  -----------  ----------  ---------  -------
March 31, 1994..................       --       1,316        19,313       4,339        (615)       (52)    24,301
  Net income....................       --          --            --       2,836          --         --      2,836
  Issuance of 1,845 Common
     Shares in Secondary Public
     Offering...................       --         615        26,859          --          --         --     27,474
  Exercise of 30 stock
     options....................       --          10           209          --          --         --        219
  Exercise of 144 warrants......       --          48           (48)         --          --         --         --
  Cumulative translation
     adjustment.................       --          --            --          --       1,230         --      1,230
                                ---------  -------------  ----------  -----------  ----------  ---------  -------
March 31, 1995..................       --       1,989        46,333       7,175         615        (52)    56,060
  Net income (loss).............       --          --            --      (5,212)         --         --     (5,212)
  Exercise of 89 stock
     options....................       --          30           391          --          --         --        421
  Conversion of 530 CSG
     shares.....................       --         177         3,319          --          --         --      3,496
  Cumulative translation
     adjustment.................       --          --            --          --        (484)        --       (484)
                                ---------  -------------  ----------  -----------  ----------  ---------  -------
March 31, 1996..................  $    --     $ 2,196      $ 50,043     $ 1,963      $  131      $ (52)   $54,281
                                 =======   ==========       =======   =========    ========    =======    =======

*Shares held in treasury totaled 25 for all periods presented.

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                 (In Thousands)

                                                               1996         1995         1994
                                                             --------     --------     --------
Cash flows from operating activities:
  Net income (loss)......................................... $ (5,212)    $  2,836     $  2,740
  Adjustments to reconcile net income to net cash provided
     by (used for) operating activities:
  Depreciation and amortization.............................    3,790        2,805        1,437
  Deferred income taxes.....................................     (900)         282         (155)
  Cumulative effect of change in accounting principle.......       --           --         (136)
  Gain on sale of assets....................................       94         (136)         (34)
  Minority interest.........................................      (54)         181           --
  Equity in net income of affiliated companies..............       --           --         (188)
  Changes in operating assets and liabilities,
     net of effects of acquisitions:
       Accounts receivable..................................    4,163       (7,491)      (3,317)
       Inventories..........................................      615       (1,131)        (809)
       Contracts in progress, net...........................    1,458         (708)        (970)
       Prepaid expenses and other...........................     (363)      (2,293)          59
       Accounts payable and accrued expenses................    2,275       (1,204)        (533)
       Other assets.........................................     (557)        (170)         (82)
                                                             --------     --------     --------
          Total adjustments.................................   10,521       (9,865)      (4,728)
                                                             --------     --------     --------
          Net cash provided by (used for) operating
            activities......................................    5,309       (7,029)      (1,988)
                                                             --------     --------     --------
Cash flows from investing activities:
  Additions to property, plant and equipment................   (2,144)      (3,085)        (771)
  Disposal of property, plant and equipment.................      224          238          117
  Acquisitions, net of cash acquired........................     (700)     (23,283)     (21,651)
  Other assets..............................................     (731)         (59)          92
                                                             --------     --------     --------
          Net cash used for investing activities............   (3,351)     (26,189)     (22,213)
                                                             --------     --------     --------
Cash flows from financing activities:
  Proceeds from long-term debt..............................   51,949       39,885       78,467
  Repayment of long-term debt...............................  (50,439)     (34,084)     (68,886)
  Repayment of short-term debt..............................   (1,750)        (766)          --
  Repayment of shareholder loans............................      (33)        (132)      (1,912)
  Debt issue costs..........................................     (120)         (15)        (180)
  Deferred public offering costs............................       --          417         (417)
  Net proceeds from issuance of Common Shares...............      207       27,693       18,368
                                                             --------     --------     --------
          Net cash provided by (used for) financing
            activities......................................     (186)      32,998       25,440
                                                             --------     --------     --------
Effect of changes in foreign currency exchange rates........       99          (62)          (5)
                                                             --------     --------     --------
Net increase (decrease) in cash.............................    1,871         (282)       1,234
Cash and cash equivalents at beginning of period............    1,385        1,667          433
                                                             --------     --------     --------
Cash and cash equivalents at end of period.................. $  3,256     $  1,385     $  1,667
                                                             ========     ========     ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                     (In Thousands, Except per Share Data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  A. Consolidation and basis of presentation

     The consolidated financial statements include the accounts of Corrpro Companies, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain fiscal 1995 and 1994 amounts have been reclassified to conform with the fiscal 1996 presentation.

     The Company operates in a single industry segment, which consists of providing corrosion control engineering and monitoring services, systems and equipment to the infrastructure, environmental and energy markets.

  B. Cash and cash equivalents

     The Company considers cash and all other highly liquid investments with original maturities of three months or less to be cash equivalents.

  C. Accounts receivable

     Accounts receivable are presented net of allowances for doubtful accounts of $1,198, $1,013, $1,007 and $367 at March 31, 1996, 1995, 1994 and 1993,
respectively. Bad debt expense totaled $654, $587 and $86 in fiscal 1996, 1995 and 1994, respectively. Approximately $620 of the increase in the allowance for doubtful accounts between March 31, 1994 and 1993 resulted from the inclusion of amounts related to acquisitions.

     The Company performs ongoing credit evaluations of its customers' financial condition. Corrosion control services are provided to a large number of customers with no substantial concentration in a particular industry.

  D. Inventories

     Inventories are valued at the lower of cost or market with cost being determined on the first-in, first-out method. Inventories are stated net of reserves for excess, slow moving and potentially obsolete materials. Inventories consist of the following at March 31, 1996 and 1995:

                                                                       1996        1995
                                                                      -------     -------
     Component parts and raw materials..............................  $ 9,004     $ 7,281
     Work in process................................................    1,492         944
     Finished goods.................................................    7,215      10,783
                                                                      -------     -------
                                                                       17,711      19,008
     Reserve for slow moving and potentially obsolete materials.....     (655)       (704)
                                                                      -------     -------
                                                                      $17,056     $18,304
                                                                      =======     =======

     The reserve for slow moving and potentially obsolete materials totaled $555 and $150 at March 31, 1994 and 1993, respectively. Approximately $499 of the increase between March 31, 1995 and 1994 and $666 of the increase between March 31, 1994 and 1993 resulted from the inclusion of amounts related to acquisitions. Amounts expensed for slow moving and potentially obsolete materials were not significant during fiscal years 1996, 1995 and 1994.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

  E. Property, plant and equipment

     Fixed assets are recorded at cost. Depreciation for the Company's domestic and European subsidiaries is computed principally on the straight-line method while depreciation for the Company's Canadian subsidiary is computed on the declining balance method, all over the estimated useful lives of the assets for financial reporting purposes, as follows:

          Buildings.................................................  25 - 40 years
          Equipment, furniture and fixtures.........................  4 - 10 years
          Leasehold improvements....................................  Term of lease

     Depreciation is computed principally using accelerated methods for income tax reporting purposes. Maintenance, repairs and minor renewals are charged to operations as incurred. Major renewals and betterments which substantially extend the useful life of the property are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

     Depreciation expense totaled $2,481, $1,745 and $938 in fiscal 1996, 1995 and 1994, respectively.

  F. Goodwill, patents and other intangibles

     Goodwill is being amortized on a straight-line basis, principally over 30 years. Goodwill amortization totaled $908, $783 and $175 in fiscal 1996, 1995 and 1994, respectively. Accumulated amortization was $1,862 and $954 at March 31, 1996 and 1995, respectively.

     Included in patents and other intangibles are amortizable assets consisting primarily of patents, trademarks and covenants not to compete. Such assets, with a cost of $2,965 and $1,958 at March 31, 1996 and 1995, respectively, are amortized on the straight-line method over their estimated useful lives ranging from four to twenty years. Amortization expense for such assets totaled $401, $276 and $325 in fiscal 1996, 1995 and 1994, respectively.

     The Company uses an undiscounted cash flow method to periodically review the net realizable value of goodwill and other intangible assets and believes that such assets are realizable.

     The Company will adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during the first quarter of 1997. This statement requires that the Company measure its long-lived assets for impairment utilizing undiscounted cash flows when events or changes in circumstances suggest that the carrying value of an asset or group of assets is not recoverable. Management does not anticipate that the effect of adoption will be significant, as an approach similar to that required by SFAS No. 121 has historically been utilized by the Company.

  G. Fair value of financial instruments

     The recorded value of cash and cash equivalents, receivables, payables and short-term borrowings approximates fair value because of the short maturity of these instruments. The recorded value of the Company's long-term debt is considered to approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

  H. Revenue recognition

     The Company records income from construction and engineering contracts under the percentage-of-completion method. Under this method, revenues are recognized in proportion to the ratio of costs incurred to currently estimated total contract costs. Estimated earnings and costs on contracts are subject to revision throughout the terms of the contracts, and any required adjustments are recorded in the periods in which

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES revisions are made. Accounts receivable includes $754 and $800 at March 31, 1996 and 1995, respectively, of amounts billed but not paid by customers under retainage provisions of contracts. The Company recognizes revenue from product sales upon shipment.

  I. Product development expenses

     Expenditures for product development are charged to expense as incurred. Research and development expenses, net of amounts funded by third parties, totaled approximately $718, $965 and $153 in fiscal 1996, 1995 and 1994, respectively.

  J. Income taxes

     As discussed in Note 6, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective April 1, 1993. This Statement required application of the asset and liability method of accounting for income taxes.

  K. Earnings per share

     Earnings per share is computed by dividing net income (loss) by the weighted average number of Common and Common Share equivalents outstanding during the year. Common Shares, options and warrants issued or granted at prices below the initial public offering price during the twelve month period prior to the initial filing of the registration statement have been included in the calculation of Common Share equivalents, using the treasury stock method, as if they were outstanding for all periods presented. Common Share equivalents were excluded from the net loss per share computation for fiscal 1996 as the effect would be antidilutive.

  L. Foreign currency translation

     The functional currency for each of the Company's foreign operations is the applicable local currency. Accordingly, assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. Translation gains or losses are accumulated as a separate component of shareholders' equity entitled cumulative translation adjustment. Foreign currency transaction gains or losses are credited or charged to income, and such amounts have been insignificant for the periods presented.

  M. Financial statement estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. ACQUISITIONS:

  A.  Acquisition of Commonwealth Seager Group

     Effective April 1, 1993, the Company completed the acquisition of the Commonwealth Group of Companies ("CSG"), a Canadian group of corporations and a partnership under common ownership. CSG is a specialty engineering firm which provides corrosion engineering services and products to a variety of industries, including pipeline companies, oil and gas producing entities, refinery and petrochemical facilities, pulp and paper operations, utilities and municipalities.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

     The acquisition was paid through the issuance to the sellers of preferred stock of a Canadian corporation whose common stock is wholly owned by the Company. Such preferred stock was exchangeable for a maximum of 680 Common Shares of the Company at any time at the option of the holders until March 31, 1998. As of March 31, 1996, all such preferred stock had been exchanged for Common Shares. See Note 8. The purchase price, including acquisition related expenses of $657, aggregated $5,147 based on the estimated market value of the Company's Common Shares at the date of acquisition. Such market value approximated the initial public offering price discounted by 40%, as the Company's Common Shares were not publicly traded at the date of consummation of the acquisition. The acquisition has been accounted for as a purchase and the net assets and results of operations have been included in the Company's consolidated financial statements since April 1, 1993. The purchase price was allocated to the net assets acquired on the basis of the estimated fair value of the assets acquired and liabilities assumed at the effective date of acquisition. The excess of purchase price over the fair value of net assets acquired aggregated $4,057.

  B. Acquisition of Good-All Electric, Inc.

     On January 2, 1994, the Company purchased certain assets of Good-All Electric, Inc. ("Good-All") of Ft. Collins, Colorado from Valmont Industries. Good-All is a manufacturer of rectifiers, a key component in cathodic protection systems which mitigate corrosion.

     The purchase price of $3,093 was paid in cash. The purchase price was allocated to the net assets acquired on the basis of the estimated fair value of the assets acquired and liabilities assumed at the effective date of acquisition. The Good-All results of operations have been included in the Company's consolidated financial statements from the effective date of the purchase.

  C. Acquisition of UCC Corporation

     On March 1, 1994, the Company acquired all of the issued and outstanding shares of common stock of UCC Corporation ("UCC") of Edmonton, Alberta, Canada for $4,181, including $179 of acquisition related expenses. The purchase price was allocated to the net assets acquired on the basis of the estimated fair value of the assets acquired and liabilities assumed at the effective date of acquisition. The excess of purchase price over the fair value of net assets acquired aggregated $3,402. UCC is a specialty engineering firm which provides a broad range of corrosion engineering services and products including engineering expertise in protective coatings to a variety of industries such as pipeline companies, oil and gas producing entities, refinery and petrochemical facilities, pulp and paper operations, utilities and municipalities. The UCC results have been included in the Company's results since March 1, 1994. During fiscal 1995, the operations of CSG and UCC were combined to form Corrpro Canada, Inc.

  D. Acquisition of The Wilson Walton Group Limited

     Effective March 1, 1994, the Company acquired all of the issued and outstanding shares of voting stock of The Wilson Walton Group Limited ("Wilson Walton") of London, England for $15,220 in cash, including $592 of acquisition related expenses. The purchase price was allocated to the net assets acquired on the basis of the estimated fair value of the assets acquired and liabilities assumed at the effective date of acquisition. The excess of purchase price over the fair value of net assets acquired aggregated $11,607. Wilson Walton is a provider of offshore and industrial cathodic protection products and services, primarily to the marine market. The results of Wilson Walton have been included in the Company's consolidated financial statements since March 1, 1994.

  E. Acquisition of Rohrback Cosasco Systems, Inc.

     Effective August 1, 1994, the Company purchased all of the shares of Rohrback Cosasco Systems, Inc. ("RCS") of Santa Fe Springs, California from MascoTech, Inc. for $8,439, including $161 of acquisition

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES related expenses. The purchase price was allocated to the net assets acquired, including acquired cash of $232, on the basis of the estimated fair value of the assets acquired and liabilities assumed at the effective date of acquisition. The excess of purchase price over the fair value of net assets acquired aggregated $3,445. RCS is a supplier of corrosion monitoring equipment and services for process systems and pipelines. The RCS results have been included in the Company's consolidated financial statements since August 1, 1994.

  F. Acquisition of Wayne Broyles Cathodic Services, Inc.

     Effective October 1, 1994, the Company purchased substantially all of the assets, rights and properties relating to Wayne Broyles Cathodic Systems, Inc. ("Wayne Broyles") of Houston, Texas for cash of $510 and a promissory note aggregating $415. The purchase price was allocated to the net assets acquired, including acquired cash of $45, on the basis of the estimated fair value of the assets acquired and liabilities assumed at the effective date of acquisition. Wayne Broyles is in the business of providing a broad range of corrosion control services, systems and equipment to the infrastructure, environmental and energy markets located throughout the world. The results of Wayne Broyles have been included in the Company's results since October 1, 1994.

  G. Acquisition of Thermal Reduction Company

     On October 30, 1994, the Company purchased substantially all of the assets of Thermal Reduction Company ("TRC") of Riverside, New Jersey for $9,309, including $541 of acquisition related expenses. The purchase price was allocated to the net assets acquired on the basis of the estimated fair value of the assets acquired and liabilities assumed at the effective date of acquisition. The excess of purchase price over the fair value of net assets acquired initially aggregated $2,497. During the second quarter of fiscal 1996, the Company refined the allocation of the purchase price which resulted in an additional net $300 allocation to excess of purchase price over fair value of assets acquired. TRC manufactures zinc, aluminum and magnesium anodes for corrosion control systems. The results of TRC have been included in the Company's consolidated financial statements since November 1, 1994.

  H. Acquisition of American Corrosion Services, Inc.

     Effective November 1, 1994, the Company purchased the foundry, anode manufacturing and technical corrosion services business of American Corrosion Services, Inc. ("ACS"), a subsidiary of American Oilfield Divers, Inc. of New Orleans, Louisiana, for cash of $1,500 and promissory notes aggregating $3,387. The purchase price was allocated to the net assets acquired on the basis of the estimated fair value of the assets acquired and liabilities assumed at the effective date of acquisition. The excess of purchase price over the fair value of net assets acquired aggregated $356. The results of the ACS operations have been included in the Company's results since November 1, 1994. Effective November 1, 1994, the operations of TRC and ACS were combined to form Corrtherm, Inc.

3. UNUSUAL AND EXTRAORDINARY CHARGES:

  A. Unusual charges

     During fiscal 1996, the Company recorded unusual charges totaling $4,368. Such charges consisted primarily of litigation related legal and professional expenses as well as costs associated with the consolidation of facilities and the integration of acquisitions.

     During fiscal 1994, the Company recorded an unusual charge totaling $1,622 which represented a stock appreciation rights obligation to a former shareholder.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

  B. Extraordinary charges

     During fiscal 1996, the Company recorded a $70 extraordinary charge, net of tax benefit, as a result of the refinancing of borrowings under its domestic revolving credit facility. The extraordinary charge represented the write-off of unamortized deferred financing costs.

     During fiscal 1994, the Company recorded a $102 extraordinary charge, net of tax benefit, as a result of the early extinguishment of certain debt. The extraordinary charge consisted of the write-off of unamortized deferred financing costs and debt discount as well as prepayment penalties.

4. LONG-TERM DEBT:

     Long-term debt at March 31, 1996 and 1995 consisted of the following:

                                                                       1996        1995
                                                                      -------     -------
     Domestic bank credit facility --
       Revolver.....................................................  $19,466     $    --
       Term loan....................................................    5,000          --
     Revolving credit facility......................................       --      20,900
     Bank term loan.................................................       --       2,115
     Other term notes payable.......................................    2,374       3,860
     Mortgages payable..............................................    1,263       1,316
                                                                      -------     -------
                                                                       28,103      28,191
     Less: current portion..........................................    1,487       2,322
                                                                      -------     -------
                                                                      $26,616     $25,869
                                                                      =======     =======

     On March 29, 1996, the Company entered into a new $37.5 million domestic bank credit facility with a three-bank group. The credit facility consists of a three-year $32.5 million revolver which matures on March 31, 1999 and a four-year $5.0 million term loan which matures on March 31, 2000. The term loan is payable in quarterly installments of $150 in fiscal 1997 and 1998 and $300 in fiscal 1999 and 2000 with the balance due on maturity. Borrowings under the credit facility are initially limited to borrowing base amounts as defined in the credit agreement. Interest on revolver and term loan borrowings is based, at the Company's option, on either (a) the prime rate, as defined in the credit agreement or (b) LIBOR plus 1.5% to 2.5%. The spread over LIBOR varies based upon a certain financial covenant. The interest rate on borrowings outstanding at March 31, 1996 was 8.25%. The Company is required to pay a commitment fee of
 .25% per annum on the unused revolver commitment. Borrowings under the credit facility are secured by the Company's domestic accounts receivable, inventories, certain intangibles, machinery and equipment and real estate owned by the Company located in Colorado. The Company has also pledged slightly less than two-thirds of the capital stock of its Wilson Walton and Corrpro Canada subsidiaries. The credit agreement requires the Company to maintain certain tangible net worth, leverage, debt service coverage and debt to operating cash flow ratios. The Company was in compliance with all covenants at March 31, 1996. The credit agreement provides for the elimination of borrowing base limitations and the release of collateral upon the Company's achievement of certain financial ratios.

     Initial borrowings under the domestic bank credit facility were used to repay all borrowings under its $30 million revolving credit facility as well as its bank term note. The $30 million credit facility was terminated at the Company's direction, in connection with the refinancing. The weighted average interest rate on borrowings outstanding under the $30 million credit facility was 9.0% during fiscal 1996.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

     Other term notes payable include certain other promissory notes. These notes bear interest at various rates, which ranged from 6.75% to 11.0% at March 31, 1996. The obligations mature at various intervals between 1997 and 2002.

     Mortgages payable, which bear interest from 8.25% to 11.25% and are due on various dates between 1997 and 2010, are repayable in monthly installments and are secured by the fixed assets of certain subsidiaries as well as personal guarantees of certain shareholders.

     The Company's long-term debt matures as follows: $1,487 in 1997, $1,169 in 1998, $21,369 in 1999, $2,867 in 2000, $181 in 2001 and $1,030 after 2001.

     The Company also maintains available lines of credit from various foreign banks approximating $3,001 at March 31, 1996, which are secured by the assets of certain foreign subsidiaries. Short-term borrowings amounted to $40 and $240 at March 31, 1996 and 1995, respectively, under these lines of credit. The interest rates on such borrowings at March 31, 1996 ranged from 7.50% to 11.0%. In addition, notes payable to former shareholders totaled $33 at March 31, 1995 (none at March 31, 1996).

     Cash paid for interest totaled $2,006, $847 and $888 for fiscal years 1996, 1995 and 1994, respectively.

5. LEASES:

     The Company leases certain office and warehouse space and equipment under operating leases which expire at various dates through 2012. Future minimum rental payments are as follows: $2,061 in 1997, $1,729 in 1998, $1,334 in 1999,
$806 in 2000, $640 in 2001 and $1,499 after 2001 with a cumulative total of $8,069.

     In addition, the Company rents other property on a month-to-month basis. Total rental expense was $2,318, $2,061 and $1,419 for fiscal 1996, 1995 and 1994, respectively.

6. INCOME TAXES:

     The Company adopted Statement of Financial Accounting Standards No. 109, ("SFAS No. 109"), "Accounting for Income Taxes," effective April 1, 1993. SFAS No. 109 required the Company to adopt the asset and liability method of accounting for income taxes. The cumulative effect to April 1, 1993, of this accounting change was to increase net income by $136 or $0.03 per share. The adoption of SFAS No. 109 had no cash flow impact.

     Components of income (loss) before income taxes, extraordinary charge and cumulative effect of change in accounting principle follow:

                                                                 1996      1995      1994
                                                                -------   -------   -------
     United States............................................  $(9,116)  $ 1,022   $ 2,901
     Foreign..................................................    2,095     4,259     2,087
                                                                -------   -------   -------
                                                                $(7,021)  $ 5,281   $ 4,988
                                                                =======   =======   =======

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

     Components of the provision (benefit) for income taxes by jurisdiction follow:

                                                             1996      1995      1994
                                                            -------   -------   -------
Current   -- Federal......................................  $(2,023)  $   220   $ 1,506
          -- State and local..............................      146       136       329
          -- Foreign......................................      863     1,807       602
                                                            -------   -------   -------
                                                             (1,014)    2,163     2,437
                                                            -------   -------   -------
Deferred  -- Federal......................................     (533)      209      (179)
          -- State and local..............................     (460)        7        --
          -- Foreign......................................      128        66        24
                                                            -------   -------   -------
                                                               (865)      282      (155)
                                                            -------   -------   -------
                                                            $(1,879)  $ 2,445   $ 2,282
                                                            =======   =======   =======

     Differences between the statutory United States federal income tax rate and the effective income tax are as follows:

                                                             1996      1995      1994
                                                            -------   -------   -------
Federal income tax provision (benefit) at statutory
  rate....................................................  $(2,387)  $ 1,795   $ 1,696
State income taxes, net...................................     (164)       95       242
Nondeductible charge for stock appreciation rights........       --        --       552
Utilization of state operating loss carryforwards.........       --        --      (102)
Foreign tax rate differential.............................      282       424      (131)
Meals and entertainment...................................      125       115        32
Other.....................................................      265        16        (7)
                                                            -------   -------   -------
Effective income tax......................................  $(1,879)  $ 2,445   $ 2,282
                                                            =======   =======   =======

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following at March 31, 1996 and 1995:

                                                                        1996        1995
                                                                       -------     ------
     DEFERRED TAX ASSETS
       Bad debts.....................................................  $   336     $  206
       Other reserves................................................      432        562
       Uniform cost capitalization...................................      141        131
       Accrued expenses..............................................      905        113
       Pension and other benefit reserves............................      242        275
       Federal tax carryforward and other tax credit and
          carryforwards..............................................    1,195        471
       State net operating loss carryforwards........................      629         82
       Other.........................................................       91         24
                                                                       -------     ------
                                                                         3,971      1,864
       Valuation reserve.............................................     (111)      (111)
                                                                       -------     ------
               Total deferred tax assets.............................    3,860      1,753
     DEFERRED TAX LIABILITIES
       Fixed assets..................................................   (1,351)      (601)
       Other.........................................................      (21)       (10)
                                                                       -------     ------
               Total deferred tax liabilities........................   (1,372)      (611)
                                                                       -------     ------
     Total net deferred taxes........................................  $ 2,488     $1,142
                                                                       =======     ======

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

     The valuation reserve has been established for certain state net operating loss carryforwards and foreign tax carryforwards because management believes that it is more likely than not that such benefits will not be realized.

     No provision for United States income tax on approximately $5,124 of undistributed earnings of international subsidiaries at March 31, 1996, has been made, because the earnings are indefinitely reinvested in the subsidiaries. Determination of the amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practicable.

     At March 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $2,638 and $11,916, respectively and federal credit carryforwards of $298. The foreign tax credit carryforward will expire in the year 2000. The federal carryforward will expire in the year 2011 and the state carryforwards expire in various future periods. There can be no assurance that tax carryforwards will be utilized.

     Cash paid for income taxes totaled $1,776, $4,276 and $3,275 for fiscal 1996, 1995 and 1994, respectively.

7. EMPLOYEE BENEFIT PLANS:

     The Company maintains the Corrpro Companies, Inc. Profit Sharing Plan and Trust for all eligible employees in the United States under Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make contributions to the plan. The Company currently matches 20% of the first 3% of employees' contributions. The Company's matching contribution to this retirement plan totaled $81, $72 and $56 in fiscal 1996, 1995 and 1994, respectively.

     The Company has a Key Employee Incentive Bonus Plan, pursuant to which bonuses are paid in cash or Common Shares. No bonuses were paid under this plan for fiscal 1996 or 1995. The Company recorded expense of $360 during 1994 pursuant to this plan. Additionally, the Company from time to time pays bonuses on a discretionary basis.

     One of the Company's foreign subsidiaries has a contributory defined benefit pension plan for certain salaried employees. The Company funds the plan in accordance with recommendations from independent actuaries. Pension benefits generally depend on length of service and job grade.

     Pension expense for fiscal years 1996 and 1995 is as follows:

                                                                       1996        1995
                                                                      -------     -------
     Service cost...................................................  $   210     $   177
     Interest cost..................................................      150         140
     Actual return on plan assets...................................     (133)        (73)
     Net amortization and deferrals.................................       (6)        (53)
                                                                      -------     -------
     Net periodic pension cost......................................  $   221     $   191
                                                                      =======     =======

     The funded status of the plan at March 31, 1996 and 1995 is summarized as follows:

                                                                       1996        1995
                                                                      -------     -------
     Accumulated benefit obligation.................................  $(1,512)    $(1,329)
     Effect of increase in compensation levels......................     (321)       (292)
                                                                      -------     -------
     Projected benefit obligation...................................   (1,833)     (1,621)
     Plan assets at fair value......................................    1,760       1,465
                                                                      -------     -------
     Funded status..................................................      (73)       (156)
     Unrecognized gain..............................................      (81)        (29)
                                                                      -------     -------
     Accrued pension liability......................................  $  (154)    $  (185)
                                                                      =======     =======

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

     Pension expense for the one month period (since date of acquisition) ending March 31, 1994 was approximately $17. Significant actuarial assumptions include both a discount rate and expected return on plan assets of 9.0% in both fiscal 1996 and 1995 and an assumed rate of increase in compensation levels of 7.0% in 1996 and 6.5% in 1995.

     The Company has entered into an employment agreement with one of its executives which provides, among other things, that such employee shall be eligible at 63 1/2 to receive retirement income, with a lifetime survivor benefit, in an amount equal to 50% of base salary. The Company is providing for this deferred compensation benefit over the term of the agreement.

     Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," was issued in December 1990. SFAS No. 112, "Employers' Accounting for Postemployment Benefits," was issued in November 1992. The implementation of these Statements had no effect on the financial statements of the Company as the Company currently provides no significant benefits, as defined by the Statements, to retired, former or inactive employees.

8. SHAREHOLDERS' EQUITY:

     Substantially all of the Common Shares outstanding prior to the initial public offering were owned by Company employees, former employees or the Company's 401(k) retirement plan and were subject to an agreement among shareholders imposing certain restrictions upon the transferability of these shares and granting first rights of repurchase to other shareholders and the Company.

     On June 11, 1993, the Board of Directors authorized a three-for-one stock split of the Company's Common Shares which became effective in September 1993 immediately prior to the initial public offering. Retroactive effect has been given to the stock split in all share and per share data in the accompanying consolidated financial statements.

     The Company completed its initial public offering of 1,862 Common Shares during October 1993. Net proceeds from such offering totaled $18,150 and were used to repay approximately $14,000 of debt as well as amounts due to a former shareholder for stock appreciation rights. See Note 3 for discussion regarding the unusual charge associated with the stock appreciation rights.

     In May 1994, the Company received net proceeds of $28,114 from a secondary offering of 1,845 Common Shares. The proceeds were used to repay indebtedness incurred to finance the acquisitions of Good-All, UCC and Wilson Walton.

Conversion of CSG preferred stock

     The Company's acquisition of CSG, effective April 1, 1993, was paid through the issuance to the sellers of preferred stock of a Canadian corporation whose common stock is wholly-owned by the Company. The preferred stock could be exchanged for a maximum of 680 Common Shares of the Company at any time at the option of the holders until March 31, 1998. Through March 31, 1995, 150 Common Shares had been issued to holders of the preferred stock in connection with such exchange rights. In November 1995, the remaining preferred shares were exchanged for 530 Common Shares of the Company. The value assigned to the preferred stock at the date of acquisition was $4,489. The preferred shares were presented as minority interest in the Company's consolidated balance sheet at March 31, 1995, and the conversion has been treated as a non-cash transaction in the consolidated statement of cash flows.

Warrants

     Certain indebtedness, which was retired in October 1993 using proceeds from the initial public offering, provided for the granting of a stock purchase warrant for the purchase of 183 Common Shares at $.000033 per

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES share, subject to adjustment. As of March 31, 1995, all such warrants had been exercised.

9. STOCK PLANS:

     The Company established various employee stock option programs and, in addition, awarded one-time stock options to key employees and directors of the Company, as described below.

1994 Corrpro Stock Option Plan

     During June 1993, the Board of Directors adopted the 1994 Corrpro Stock Option Plan. This plan provides for the granting of options to certain key employees and consultants to purchase an aggregate of 600 Common Shares, subject to certain provisions set forth in the plan agreement. Such provisions effectively limit the number of shares available for future grant to 168 at March 31, 1996, based on the number of options outstanding at that date.

     Options to purchase 270 and 189 Common Shares were awarded during 1996 and 1995, respectively, at an exercise price equal to 110% of fair market value at the date of grant. These options are exercisable for ten years from the date of grant, however, such options become exercisable at various dates during the ten year period beginning with the first anniversary date of the date of grant. During 1996 and 1995, 247 and 5 options previously granted were terminated in accordance with the provisions of the plan.

1994 Corrpro Outside Directors' Stock Option Plan

     During June 1993, the Board of Directors adopted the 1994 Corrpro Outside Directors' Stock Option Plan. This plan provides for the granting of options to purchase up to 30 Common Shares to those directors who are not employees or consultants of the Company.

     During 1996 and 1995, options to purchase 2 Common Shares were awarded to each of three of the Company's outside directors. The options become fifty-percent exercisable on each of the first and second anniversary of the date of grant. During 1995, 2 options granted to one director in 1994 were terminated.

1993 Incentive Stock Option Program

     In April 1992, the Company established an Incentive Stock Option Program and reserved 300 Common Shares for the granting of options to officers and other key employees. The program provided for the granting of incentive stock options during fiscal 1993 at an option price of not less than the fair market value at the date of grant. On May 11, 1992, the Company granted options under this program to certain employees for the purchase of 203 Common Shares. The options are exercisable at $2.33 per share and expire in May 1997. These options became exercisable upon the completion of the Company's initial public offering.

Other 1993 stock option awards and arrangements

     On September 28, 1992, the Company awarded to a key executive, options at $2.33 per share for the purchase of 30 Common Shares which became exercisable upon the achievement of certain performance goals for the Company's fiscal year ending March 31, 1993. The options were terminated in fiscal 1996.

     On June 15, 1992, the Company awarded options to certain members of the Board of Directors at an exercise price of $2.33 per share for the purchase of 6 Common Shares. The options became exercisable upon the completion of the Company's initial public offering and will expire in June 1997.

     On November 15, 1992, the Company awarded options at an exercise price of $2.33 per share to certain members of senior management and to two members of the Board of Directors for the purchase of 132

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

Common Shares. The options became exercisable upon the completion of the Company's initial public offering and will expire in September 1998.

     Under the terms of an employment agreement entered into during September 1992, the Company granted an employee the option to purchase 60 Common Shares at $2.33 per share. The options are exercisable in annual installments of 12 shares each, beginning on December 31, 1992 and ending on December 31, 1996, and terminate five years subsequent to the date upon which they become exercisable. No such options were exercised during fiscal 1996, 1995 or 1994.

     In December 1992, the Company reserved 60 Common Shares for the awarding of options during the negotiation of future employment arrangements. Such options are intended to be exercised only upon the achievement of specified performance goals. On March 1, 1993, the Company awarded options under this program to two employees for the purchase of an aggregate 26 Common Shares at a price of $2.33 per share. These options, which expire five years from the date of grant, became exercisable in thirds beginning on March 1, 1994.

     The following table summarizes the changes in the number of Common Shares under option for the various option arrangements:

                                                                           OPTION PRICE RANGE
                                                                           ------------------
    Shares subject to option at March 31, 1993...................  507         $2.33 to $6.10
      Options granted............................................   16       $14.44 to $21.66
      Options exercised..........................................   --                     --
      Options terminated.........................................   --                     --
                                                                  ----
    Shares subject to option at March 31, 1994...................  523        $2.33 to $21.66
                                                                  ----
      Options granted............................................  194       $14.64 to $21.13
      Options exercised..........................................  (30)                 $2.33
      Options terminated.........................................   (6)      $14.63 to $17.88
                                                                  ----
    Shares subject to option at March 31, 1995...................  681        $2.33 to $21.66
                                                                  ----
      Options granted............................................  274         $5.98 to $8.59
      Options exercised..........................................  (89)                 $2.33
      Options terminated......................................... (247)       $2.33 to $18.70
                                                                  ----
    Shares subject to option at March 31, 1996...................  619        $2.33 to $21.66
                                                                  ====
    Exercisable options at March 31, 1996........................  411        $2.33 to $21.66
                                                                  ====

     The Company will adopt SFAS No. 123, "Accounting for Stock-Based Compensation," in fiscal year 1997. This statement encourages, but does not require, the recording of compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation under the provisions of Account Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, the adoption of SFAS No. 123 will not affect the Company's results of operations or financial position.

10. BUSINESS SEGMENTS:

     The Company operates in a single industry segment domestically and through subsidiaries headquartered in Canada, United Kingdom, Saudi Arabia and Singapore, with various other locations in Europe, the Middle East and Asia. Inventory transfers between geographic locations are recorded at cost plus a mark up; intercompany revenues and profits are eliminated. Assets of geographic areas are identified with the operations of each area. Assets used for general corporate purposes are not considered significant and have therefore been reflected in the United States segment information.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

     The Company's operations by geographic area are presented below:

                                                               1996         1995         1994
                                                             --------     --------     --------
Net revenues, including intercompany:
  United States............................................. $ 87,932     $ 75,180     $ 53,603
  Canada....................................................   17,981       19,153       11,002
  United Kingdom and Europe.................................   19,376       11,408        1,931
  Middle East and Asia......................................   24,236       26,108        7,242
  Intercompany..............................................   (9,004)      (5,840)      (4,242)
                                                             --------     --------     --------
                                                             $140,521     $126,009     $ 69,536
                                                             ========     ========     ========
Income before taxes:
  United States............................................. $ (6,174)    $  2,561     $  3,880
  Canada....................................................    1,810        2,728          990
  United Kingdom and Europe.................................      (78)         209           29
  Middle East and Asia......................................       54          895          939
  Adjustments/eliminations..................................       --           --           37
                                                             --------     --------     --------
     Operating income (loss)................................   (4,388)       6,393        5,875
  Interest expense..........................................   (2,633)      (1,112)        (887)
                                                             --------     --------     --------
     Income (loss) before taxes............................. $ (7,021)    $  5,281     $  4,988
                                                             ========     ========     ========
Identifiable assets:
  United States............................................. $ 60,305     $ 55,528     $ 26,054
  Canada....................................................   17,726       27,591       18,244
  United Kingdom and Europe.................................   19,650       20,487       22,519
  Middle East and Asia......................................   10,172        7,898        6,982
  Adjustments/eliminations..................................      345       (1,182)      (5,941)
                                                             --------     --------     --------
                                                             $108,198     $110,322     $ 67,858
                                                             ========     ========     ========

11. COMMITMENTS AND CONTINGENCIES:

Legal matters

     In June 1995, the Company announced that earnings per share for fiscal 1995 were expected to be substantially below analysts' expectations, and in August the Company restated its previously reported unaudited results for the second and third quarters of fiscal 1995. Class action litigation and shareholder derivative litigation were commenced seeking substantial damages from the Company and/or certain of its current and former directors and officers. During September 1995, the class action litigation was consolidated and an amended and consolidated class action complaint was filed on behalf of a purported class consisting of inventors who purchased the Company's Common Shares between June 1, 1994 and June 19, 1995. The Company and its current or former directors and/or officers remain the named defendants. The amended complaint alleges claims under various sections of the Securities Exchange Act of 1934 and Rule 10b-5, and common law fraud and negligent misrepresentation. It asserts, among other things, that defendants made false and misleading statements during the class period in the Company's quarterly and annual reports filed with the Securities and Exchange Commission ("SEC"), press releases and periodic reports to shareholders which are claimed to have materially overstated the Company's assets, net income and projected net income. The amended complaint seeks, on behalf of the purported class, compensatory damages of tens of millions of dollars, as well as punitive damages, prejudgment interest and costs. Motions to dismiss the consolidated class action lawsuit and the shareholder derivative action were filed in November 1995 and October 1995, respectively. On December 28, 1995, the motion to dismiss the shareholder derivative action was granted

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES without prejudice. An appeal is pending. The motions to dismiss the consolidated class action complaint are still pending. The Company intends to continue to defend itself vigorously in the class action litigation; however, the ultimate outcome of the litigation cannot be determined at present. As such, other than an accrual for the cost of defense, no provision for liability, if any, that may result has been made in the accompanying consolidated financial statements. In addition, the Company is cooperating in an investigation being conducted by the SEC. Management is unable to assess at this time whether the ultimate outcome of this litigation and investigation will have a material adverse effect on the Company's financial condition, results of operations and cash flows; however, it is possible that events could occur in the coming year that could affect the Company's ability to estimate the impact of the above matters.

     In May 1995, a contingent settlement was reached relating to a lawsuit filed in July 1992 by the City and County of San Francisco against a wholly-owned subsidiary of the Company and other codefendants. The settlement was contingent upon being awarded "good faith" settlement status by the court which occurred on December 20, 1995. The settlement amount of $850 has been paid by the Company's insurers, without contribution by the Company.

     The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to any such actions, except as otherwise discussed above, will not materially affect future operations, the financial position or cash flows of the Company.

                                    PART III

     Part III, except for certain information relating to Executive Officers included in Part I, Item 4A, is omitted inasmuch as the Company intends to file with the Securities and Exchange Commission with 120 days of the close of its fiscal year ended March 31, 1996 a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) (1) THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS ARE INCLUDED IN
             PART II, ITEM 8:

             Report of Independent Accountants

             Consolidated Balance Sheets at March 31, 1996 and 1995

             Consolidated Statements of Income for the years ended March 31, 1996, 1995 and 1994

             Consolidated Statements of Shareholders' Equity for the years ended March 31, 1996, 1995 and 1994

             Consolidated Statements of Cash Flows for the years ended March 31, 1996, 1995 and 1994

             Notes to Consolidated Financial Statements

     (A) (2) FINANCIAL STATEMENT SCHEDULES:

             The financial statement schedules have been omitted as they are not required or not applicable, or as the information is furnished elsewhere in the consolidated financial statements or the notes thereto.

     (A) (3) INDEX TO EXHIBITS:

  EXHIBIT
    NO.                                      EXHIBIT
- -----------   ----------------------------------------------------------------------
2.1           Stock Purchase Agreement dated May 3, 1993 by and among the Company and R. David Webster, H. Joyce Webster, Richard B. Jones, Maureen
              Jones, Donald G. Marr, Linda Marr, Barry W. Schadeck, Bonnie E.
              Schadeck, Grant G. Firth, Maureen Firth, Ronald E. Ginther, Phyllis
              Ginther, Ronald W. Bladon, Diane Wilkinson, Bruce J. Wiskel, Darlene
              Wiskel, Lloyd Wiebe, Lynne Wiebe, Donald S. Demich, Ronald V. Maurier,
              Aime Archer, James Hunter, Ronald Sherstan, Darlene Butlin, Art Gaber,
              Don U. Young, Leonard Pederson, Barry Bilawey and Lindsay Blair
              Stuparek, individually.(1)
2.2           Offer to Purchase all Outstanding Shares of Common Stock of Harco
              Technologies Corporation dated April 29, 1989 by CORACQ, Inc., a wholly owned subsidiary of the Company.(1)
2.3           Stock Purchase Agreement dated November 20, 1987 by and between the
              Company and TWC Holdings, Inc.(1)
2.4           Asset Purchase Agreement dated February 18, 1987 by and among William
              J. Ellis and Corrosion Engineering & Research Co. aka CERCO and the
              Company.(1)
2.5           Asset Purchase Agreement dated January 2, 1994 by among Valmont
              Industries, Inc., Good-All Electric, Inc., a Nebraska corporation, the
              Company and Good-All Electric, Inc., an Ohio corporation.(4)

  EXHIBIT
    NO.                                      EXHIBIT
- -----------   ----------------------------------------------------------------------
2.6           Stock Purchase Agreement dated March 1, 1994 by and among the Company,
              UCC, United Corrosion Consultants Ltd., and Tom Burke, Valerie Burke,
              Pierre Crevolin, Sylvia Crevolin, John Chase, Jim Schell, Cliff
              Willment, Ken Roth, Duane Luterbach, George Gebkenjans, Dwane Taylor,
              Denis Trudeau, Kevin Vandewoestyne, Craig Prusakowski, Parker
              Fjeldberg, Mark Tarnes, Don Martineau, Ole Peteherych, Doug Hill and
              Jerry Beahm, individually.(4)
2.7           Share Sale Agreement dated March 15, 1994 by and among Christopher L.
              Westcott, William N. Darley, Pang Kok Wah, Man Siu Ping, Stanley J.
              Downes, Michael B. Thurman, Winston Shepherd, Gillian M. Shepherd,
              Christopher J. G. Shepherd, Northern Investors Company PLC, Northern
              Venture Partnership Fund and the Company.(4)
2.8           Share Purchase Agreement dated August 24, 1994 by and among MascoTech,
              Inc., Rohrback Cosasco Systems, Inc. and the Company.(5)
2.9           Asset Purchase Agreement dated October 30, 1994 by and among Thermal
              Reduction Company, W.B. Coleman Testing Laboratories Corporation,
              Nicholas S. Schorsch, the Company and Corrtherm, Inc.(6)
2.10          Asset Purchase Agreement dated November 23, 1994 by and among American
              Corrosion Services, Inc., American Oilfield Divers, Inc., Corrtherm,
              Inc. and the Company.(8)
3.1           Amended and Restated Articles of Incorporation of the Company.(2)
3.2           Amended and Restated Code of Regulations of the Company.(3)
4.1           Specimen certificate for the Common Shares.(1)
4.2-4.4       Not used.
4.5           Amended and Restated Purchase Agreement by and between MLBC, Inc. and the Company.(4)
4.6-4.9       Not used.
4.10          Credit Agreement dated as of March 29, 1996 by and among Corrpro
              Companies, Inc., the Lenders Party Thereto and Bank One, Columbus, NA.
              Other long term debt agreements of the Company are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Company will furnish copies of any such agreements to the Securities and Exchange
              Commission upon its request.
10.1          Form of Indemnification Agreement for Officers and Directors of the
              Company.(1)
10.2          Not used.
10.3          Consulting Agreement dated May 3, 1993 by and between Commonwealth
              Seager Holdings Ltd. and Corrtech Consulting Group.(1)
10.4          Employment Agreement dated June 11, 1993, and effective April 1, 1993 by and between the Company and Michael K. Baach.(1)
10.5          Employment Agreement dated June 11, 1993, and effective April 1, 1993 by and between the Company and George A. Gehring, Jr.(1)
10.6          Not used.
10.7          Employment Agreement dated June 11, 1993, and effective April 1, 1993 by and between the Company and David H. Kroon.(1).
10.8          Employment Agreement dated June 11, 1993, and effective April 1, 1993 by and between the Company and Joseph W. Rog.(1)

  EXHIBIT
    NO.                                      EXHIBIT
- -----------   ----------------------------------------------------------------------
10.9-10.12    Not used.
10.13         Stock Option Agreement dated as of June 15, 1992 by and between the
              Company and C. Richard Lynham, as amended.(1)
10.14         Stock Option Agreement dated as of November 15, 1992 by and between the Company and C. Richard Lynham.(1)
10.15-10.17   Not used.
10.18         Not used.
10.19         Stock Option Agreement dated as of November 15, 1992 by and between the Company and Michael K. Baach.(1)
10.20         Stock Option Agreement dated as of November 15, 1992 by and between the Company and George A. Gehring, Jr.(1)
10.21         Not used.
10.22         Stock Option Agreement dated as of November 15, 1992 by and between the Company and David H. Kroon.(1)
10.23         Stock Option Agreement dated as of November 15, 1992 by and between the Company and Joseph W. Rog.(1)
10.24         Not used.
10.25         Company Incentive Option Plan as amended.(1)
10.26         Not used.
10.27         1994 Corrpro Stock Option Plan.(1)
10.28         1994 Corrpro Outside Directors' Stock Option Plan.(1)
10.29         Not used.
10.30         Employment Agreement effective January 15, 1994 by and between the
              Company and Michael R. Tighe.(4)
10.31         Employment Agreement dated as of August 24, 1994 by and between the
              Company and David M. Hickey.(8)
11.1          Statement re Computation of Per Share Earnings.
21.1          Subsidiaries of the Company.
23.1          Consent of Experts.
27.1          Financial Data Schedule.
99.1          Director and Officer Liability Insurance Policy.(7)                               --

- ---------------

(1) A copy of this exhibit filed as the same exhibit number of the Company's Registration Statement on Form S-1 (Registration No. 33-64482) is incorporated herein by reference.

(2) A copy of this exhibit filed as Exhibit 4.1 of the Company's Registration Statement on Form S-8 (Registration No. 33-74814) is incorporated herein by reference.

(3) A copy of this exhibit filed as Exhibit 4.2 of the Company's Registration Statement on Form S-8 (Registration No. 33-74814) is incorporated herein by reference.

(4) A copy of this exhibit filed as the same exhibit number of the Company's Registration Statement on Form S-1 (Registration No. 33-76730) is incorporated herein by reference.

(5) A copy of this exhibit filed as the exhibit to the Company's report on Form 8-K which report is dated August 24, 1994.

(6) A copy of this exhibit filed as the exhibit to the Company's report on Form 8-K which report is dated October 30, 1994.

(7) A copy of this exhibit filed as Exhibit 99.2 of the Company's Registration Statement on Form S-1 (Registration No. 33-64482) is incorporated herein by reference.

(8) A copy of this exhibit filed as the exhibit to the Company's report on Form 10-K for the year ended March 31, 1995.
- ---------------

     (B) REPORTS ON FORM 8-K:

         There were no reports on Form 8-K filed during the three months ended March 31, 1996.

     (C) EXHIBITS

         See "Index to Exhibits" at Item 14(a) above.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF 15(D) OF THE SECURITIES AN EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          CORRPRO COMPANIES, INC.

June 14, 1996                             By /s/ Joseph W. Rog
                                            Joseph W. Rog
                                            Chairman of the Board of Directors,
                                            President and Chief Executive
                                             Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

June 14, 1996                                  /s/ Joseph W. Rog
                                               -------------------------------------------
                                                   Joseph W. Rog
                                                   Chairman of the Board of Directors,
                                                   President and Chief Executive Officer
                                                   (Principal Executive Officer)
June 14, 1996                                  /s/ Neal R. Restivo
                                               -------------------------------------------
                                                   Neal R. Restivo
                                                   Senior Vice President,
                                                   Chief Financial Officer, Secretary
                                                   and Treasurer
June 14, 1996                                  /s/ David H. Kroon
                                               -------------------------------------------
                                                   David H. Kroon, Director
June 14, 1996                                  /s/ Barry W. Schadeck
                                               -------------------------------------------
                                                   Barry W. Schadeck, Director
June 14, 1996                                  /s/ Robert E. Hodge
                                               -------------------------------------------
                                                   Robert E. Hodge, Director
June 14, 1996                                  /s/ C. Richard Lynham
                                               -------------------------------------------
                                                   C. Richard Lynham, Director

                                               -------------------------------------------
                                                   Joseph C. Overbeck, Director