Form 10-Q
period 1996-06-30
CORRPRO COMPANIES INC /OH/
filed 1996-08-09
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                 ----------------------------------------------

                                    FORM 10-Q
       (Mark One)
           /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                        OR

           / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            Commission File Number  1-12282


                             CORRPRO COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

             OHIO                                           34-1422570
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                    1090 ENTERPRISE DRIVE, MEDINA, OHIO 44256
               (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (330) 723-5082

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES   X             NO
                           ---               ---

    As of August 5, 1996, 6,639,089 Common Shares, without par value, were outstanding.

                             CORRPRO COMPANIES, INC.
                             -----------------------


                                      INDEX




                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION
- ------------------------------

ITEM 1.       Financial Statements

                 Consolidated Balance Sheets                               3
                 Consolidated Statements of Income                         4
                 Consolidated Statements of Cash Flows                     5
                 Consolidated Statements of Shareholders' Equity           6
                 Notes to the Consolidated Financial Statements            7-9

ITEM 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       10-13

PART II.  OTHER INFORMATION
- ---------------------------

ITEM 1.       Legal Proceedings                                            14

ITEM 6.       Exhibits and Reports on Form 8-K                             15

PART I.  FINANCIAL INFORMATION
- ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
- -------

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                          June 30,    March 31,
                                                            1996         1996
                                                            ----         ----
ASSETS
Current Assets:
    Cash and cash equivalents                            $   2,603    $   3,256
    Accounts receivable, net                                35,283       30,257
    Inventories                                             18,989       17,056
    Costs and estimated earnings in excess of billings
        on uncompleted contracts                             1,800        2,145
    Prepaid expenses and other                               4,689        7,201
                                                         ---------    ---------
            Total current assets                            63,364       59,915
                                                         ---------    ---------

Property and Equipment, net                                 20,549       20,615
Other Assets:
    Goodwill                                                24,253       24,291
    Patents and other intangibles                            1,991        1,865
    Other                                                    1,561        1,512
                                                         ---------    ---------
            Total other assets                              27,805       27,668
                                                         ---------    ---------
                                                         $ 111,718    $ 108,198
                                                         =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings                                $     139    $      40
    Current portion of long-term debt                        1,246        1,487
    Accounts payable                                        17,649       16,836
    Accrued liabilities and other                            7,607        7,762
                                                         ---------    ---------
            Total current liabilities                       26,641       26,125
                                                         ---------    ---------

Long-Term Debt, net of current portion                      28,121       26,616

Deferred Income Taxes                                          744          674

Commitments and Contingencies                                   --           --

Minority Interest                                              440          502

Shareholders' Equity:
    Serial preferred shares                                     --           --
    Common shares                                            2,207        2,196
    Additional paid-in capital                              50,187       50,043
    Accumulated earnings                                     3,183        1,963
                                                         ---------    ---------
                                                            55,577       54,202
    Cumulative translation adjustment                          247          131
    Common shares in treasury, at cost                         (52)         (52)
                                                         ---------    ---------
            Total shareholders' equity                      55,772       54,281
                                                         ---------    ---------
                                                         $ 111,718    $ 108,198
                                                         =========    =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 Three Months Ended
                                                      June 30,
                                                -------------------
                                                   1996        1995
                                                   ----        ----
Revenues:
    Engineering and construction services       $ 15,663    $ 14,200
    Product sales                                 20,805      19,277
                                                --------    --------
                                                  36,468      33,477

Cost of sales:
    Engineering and construction services          9,935      11,179
    Product sales                                 15,510      15,003
                                                --------    --------
                                                  25,445      26,182
                                                --------    --------

Gross profit                                      11,023       7,295

Selling, general and administrative expenses       8,398       9,910
Unusual charges                                       --       1,500
                                                --------    --------

Operating income (loss)                            2,625      (4,115)

Interest expense                                    (590)       (565)
                                                --------    --------

Income (loss) before income taxes                  2,035      (4,680)

Provision (benefit) for income taxes                 815      (1,535)
                                                --------    --------

Net income (loss)                               $  1,220    $ (3,145)
                                                ========    ========

Net income (loss) per share                     $    .18    $   (.53)
                                                ========    ========


Number of Common and Common Share equivalents      6,785       5,956
                                                ========    ========



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                              Three Months Ended
                                                                    June 30,
                                                              ------------------
                                                                1996      1995
                                                                ----      ----
Cash flows from operating activities:
    Net income (loss)                                         $ 1,220    $(3,145)
    Adjustments to reconcile net income (loss) to net
        cash provided by (used for) operating activities:
    Depreciation and amortization                                 924        886
    Deferred income taxes                                        (110)      (188)
    Gain on sale of fixed assets                                    5        (12)
    Minority interest                                             (71)        18
    Changes in assets and liabilities:
        Accounts receivable                                    (4,976)      (604)
        Inventories                                            (1,947)    (2,992)
        Contracts in progress, net                               (374)       689
        Prepaid expenses and other                              2,820       (614)
        Accounts payable and accrued expenses                   1,304      3,023
        Other assets                                             (117)      (118)
                                                              -------    -------
            Total adjustments                                  (2,542)        88
                                                              -------    -------
            Net cash used for operating activities             (1,322)    (3,057)
                                                              -------    -------

Cash flows from investing activities:
    Additions to property and equipment                          (602)      (726)
    Disposal of property and equipment                             52         22
    Other assets                                                 (200)      (600)
                                                              -------    -------
            Net cash used for investing activities               (750)    (1,304)
                                                              -------    -------

Cash flows from financing activities:
    Proceeds from long-term debt                                1,683      9,810
    Repayment of long-term debt                                  (266)    (6,614)
    Proceeds from (repayment of) short-term borrowings, net       (60)       322
    Net proceeds from issuance of Common Shares                    75         66
                                                              -------    -------
            Net cash provided by financing activities           1,432      3,584
                                                              -------    -------

Effect of changes in foreign currency exchange rates              (13)        16

Net decrease in cash                                             (653)      (761)
Cash and cash equivalents at beginning of period                3,256      1,385
                                                              -------    -------
Cash and cash equivalents at end of period                    $ 2,603    $   624
                                                              =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Income taxes                                              $   386    $   663
    Interest                                                  $   384    $   515


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            Common                                                  Common
                               Serial       Shares      Additional                  Cumulative      Shares
                              Preferred     ($0.33       Paid-In-     Accumulated   Translation       in
                               Shares    Stated Value)    Capital      Earnings     Adjustment     Treasury*    Total
                               ------    -------------    -------      --------     ----------     ---------    -----

March 31, 1995               $   -----     $  1,989      $ 46,333      $  7,175      $    615      $    (52) $  56,060

   Net loss                      -----        -----         -----        (5,212)        -----         -----     (5,212)
   Exercise of 89
      stock options              -----           30           391         -----         -----         -----        421
   Conversion of 530
      CSG shares                 -----          177         3,319         -----         -----         -----      3,496
   Cumulative
      translation
      adjustment                 -----         -----         -----         -----         (484)         -----      (484)
                             ---------     --------      --------      --------      --------      --------  ---------

March 31, 1996                   -----        2,196        50,043         1,963           131          (52)     54,281

   Net income                    -----        -----         -----         1,220         -----         -----      1,220
   Exercise of 32
      stock options              -----           11           144         -----         -----         -----        155
   Cumulative
      translation
      adjustment                 -----         -----         -----         -----          116          -----       116
                             ---------     --------      --------      --------      --------      --------  ---------

June 30, 1996                $    -----    $  2,207      $ 50,187      $  3,183      $    247      $    (52) $  55,772
                             =========     ========      ========      ========      ========      ========  =========


* Shares held in treasury totaled 25 for all periods presented.



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 1 - INTERIM FINANCIAL STATEMENTS


         The accompanying interim consolidated financial statements include the accounts of Corrpro Companies, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain fiscal 1996 amounts have been reclassified to conform with the fiscal 1997 presentation.

         The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997 or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - INVENTORY

                                              June 30,    March 31,
                                                1996        1996
                                                ----        ----
Inventories consist of:

    Component parts and raw materials         $  8,485    $  9,004
    Work in process                              1,542       1,492
    Finished products                            9,581       7,215
                                              --------    --------
                                                19,608      17,711
    Reserve for slow moving and potentially
        obsolete materials                        (619)       (655)
                                              --------    --------
                                              $ 18,989    $ 17,056
                                              ========    ========

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

                                                           June 30,    March 31,
                                                             1996        1996
                                                             ----        ----
Property, plant and equipment consists of the following:

    Land                                                   $    782    $    782
    Buildings                                                 5,934       5,886
    Equipment, furniture and fixtures                        20,279      19,849
    Leasehold improvements                                      532         529
                                                           --------    --------
                                                             27,527      27,046
    Less:  Accumulated depreciation                          (6,978)     (6,431)
                                                           --------    --------
                                                           $ 20,549    $ 20,615
                                                           ========    ========

NOTE 4 - EARNINGS PER SHARE

         Earnings per share is computed by dividing net income (loss) by the weighted average number of Common and Common Share equivalents outstanding. Common Share equivalents are computed using the treasury stock method. Common Share equivalents were excluded from the net loss per share computation for the three months ended June 30, 1995, as the effect would be antidilutive. The weighted average number of Common and Common Share equivalents outstanding for the three months ended June 30, 1996 and 1995 were 6,785 and 5,956, respectively.

NOTE 5 - OTHER INFORMATION

Stock options:

         The Company granted options to purchase 139 Common Shares at exercise prices between $8.11 and $9.69 per share under the 1994 Corrpro Stock Option Plan (the "Plan") during the three months ended June 30, 1996. During such period, the Company terminated 0.5 previously granted options in accordance with the provisions of the Plan. There were 32 Common Share options exercised at an exercise price of $2.33 per share during the three month period ended June 30, 1996.

Legal matters:

         In June 1995, the Company announced that earnings per share for fiscal 1995 were expected to be substantially below analysts' expectations, and in August 1995, the Company restated its previously reported unaudited results for the second and third quarters of fiscal 1995. Class action litigation and shareholder derivative litigation were commenced seeking substantial damages from the Company and/or certain of its current and former directors and officers. During September 1995, the class action litigation was consolidated and an amended and consolidated class action complaint was filed on behalf of a purported class consisting of investors who purchased the Company's Common Shares between

June 1, 1994 and June 19, 1995. The Company and certain of its current or former directors and/or officers remain the named defendants. The amended complaint alleges claims under various sections of the Securities Exchange Act of 1934 and Rule 10b-5, and common law fraud and negligent misrepresentation. It asserts, among other things, that defendants made false and misleading statements during the class period in the Company's quarterly and annual reports filed with the Securities and Exchange Commission ("SEC"), press releases and periodic reports to shareholders which are claimed to have materially overstated the Company's assets, net income and projected net income. The amended complaint seeks, on behalf of the purported class, compensatory damages of tens of millions of dollars, as well as punitive damages, prejudgment interest and costs.

        Motions to dismiss the consolidated class action lawsuit and the shareholder derivative action were filed in November 1995 and October 1995, respectively. On December 28, 1995, the motion to dismiss the shareholder derivative action was granted without prejudice. An appeal is pending. The motions to dismiss the consolidated class action complaint are still pending.

        The Company intends to continue to defend itself vigorously in the class action litigation; however, the ultimate outcome of the litigation cannot be determined at present. As such, other than an accrual for the cost of defense which was recorded during the fiscal 1996 first quarter, no provision for liability, if any, that may result has been made in the accompanying consolidated financial statements.

        In addition, the Company is cooperating in an investigation being conducted by the SEC. The Company's directors and officers liability insurance ("D&O") carriers have been given notice of the filing of the amended and consolidated class action and shareholder derivative litigation and of the SEC investigation, and have each notified the Company that they are preliminarily reserving their rights concerning coverage with respect to the class action litigation. The Company disputes the carriers' reservations of rights. The Company has not been informed of any decision by the carriers as to whether the policies provide coverage for some or all of the claims in the class action and shareholder derivative litigation.

        Management is unable to assess at this time whether the ultimate outcome of the amended and consolidated class action or shareholder derivative litigation or the SEC investigation will have a material adverse effect on the Company's financial condition, results of operations and cash flows; however, it is possible that events could occur during fiscal 1997 that could affect the Company's ability to estimate the impact of the above matters.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------     RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

Revenues
- --------
         Revenues for the fiscal 1997 first quarter totaled $36.5 million, an increase of $3.0 million or 8.9% over the fiscal 1996 first quarter. The revenue growth was all internally generated as there were no acquisitions in either the current or prior year.

         During the fiscal 1997 first quarter, approximately 43% of the Company's revenues related to services and 57% related to products, compared to 42% and 58%, respectively during the fiscal 1996 first quarter.

         Revenues from services increased $1.5 million or 10.3%. The increase is primarily attributable to growth in the Company's domestic market (historical core businesses) as well as at its RCS and Wilson Walton operations.

         Product revenues increased $1.5 million or 7.9%. This growth also relates to the Company's domestic market as well as its Wilson Walton operation. Partially offsetting the growth in product revenues was a $1.2 million decline relating to the Company's Corrtherm foundry operation. Although the majority of Corrtherm's operating difficulties have been resolved, its results continue to be negatively impacted by lower revenue levels.

         Excluding the impact of the decline at Corrtherm, revenues were up approximately 14% between years. The Company believes that a portion of this increase represents a carryover of business from the fourth quarter of fiscal 1996. Severe winter weather during the prior year fourth quarter delayed certain engineering and construction projects to future periods.

Gross Profit
- ------------
         The Company's gross profit for the fiscal 1997 first quarter totaled $11.0 million (or 30.2% of revenues) compared to $7.3 million (or 21.8% of revenues) for the fiscal 1996 first quarter. This represents an increase in gross profit dollars of 51.1%. During fiscal 1996, the Company effected pricing disciplines and implemented cost reductions. These actions have resulted in improved gross profit margins.

         Gross profit related to services totaled $5.7 million (or 36.6% of revenues) for the fiscal 1997 first quarter compared to $3.0 million (or 21.3% of revenues) for the fiscal 1996 first quarter, an increase in gross profit dollars of 89.6%. Fiscal 1996 first quarter margins were negatively impacted as the Company completed a number of lower margin jobs and orders which were in the backlog at the beginning of such fiscal year.

         Gross profit related to product sales totaled $5.3 million (or 25.5% of revenues) for the fiscal 1997 first quarter compared to $4.3 million (or 22.2% of revenues) for the fiscal 1996 first quarter, an increase in gross profit dollars of 23.9%. Product margins, however, continue to be negatively impacted by low margins at Corrtherm. Although Corrtherm's gross margins have improved between years, they continue to be below those of the Company's other operations.

Selling, General and Administrative Expense
- -------------------------------------------
         Selling, general and administrative ("S,G&A") expense for the fiscal 1997 first quarter totaled $8.4 million (or 23.0% of revenues) compared to $9.9 million (or 29.6% of revenues) for the fiscal 1996 first quarter, a decrease of 15.3%. The Company continues to realize the benefits of the cost reduction measures implemented during fiscal 1996.

Operating Income (Loss)
- -----------------------
         The Company had operating income of $2.6 million during the fiscal 1997 first quarter compared with an operating loss of $4.1 million for the fiscal 1996 first quarter. The fiscal 1996 first quarter loss included a $1.5 million charge for litigation and certain other unusual expenses. The increase in operating income relates to the improved gross profit margins as well as reduced S,G&A expense.

Interest Expense
- ----------------
         Interest expense for both the fiscal 1997 and 1996 first quarters totaled $0.6 million.

Income Tax Provision
- --------------------
         The Company recorded a provision for income taxes of $0.8 million for the fiscal 1997 first quarter compared to a benefit of $1.5 million for the fiscal 1996 first quarter. The effective tax rate for the fiscal 1997 first quarter was 40.0% compared to 32.8% for the fiscal 1996 first quarter.

Net Income
- ----------
         The Company generated net income of $1.2 million for the fiscal 1997 first quarter compared to a net loss of $3.1 million for the fiscal 1996 first quarter.

B.       LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996, the Company had working capital of $36.7 million compared to working capital of $33.8 million at March 31, 1996, an increase of $2.9 million or 8.7%. The increase is primarily the result of seasonally higher levels of business activity during the first quarter as compared to the prior fiscal year fourth quarter. Based on its historical seasonality trends, the Company expects working capital levels to continue to increase during the second quarter of fiscal 1997.

         During the three months ended June 30, 1996, cash used for operating activities totaled $1.3 million. This is primarily the result of the $2.9 million increase in working capital discussed above.

         Cash used for investing activities during the three months ended June 30, 1996 totaled $0.8 million and included $0.6 million of net capital expenditures and the disbursement of $0.2 million relating to the purchase of technology rights. Cash provided by financing activities during the three months ended June 30, 1996 totaled $1.4 million which primarily represents additional credit line borrowings necessary to meet working capital requirements.

         On March 31, 1996, the Company entered into a new $37.5 million domestic bank credit facility which consists of a three-year $32.5 million revolver which expires on March 31, 1999 and a four-year $5 million term loan which matures on March 31, 2000. Borrowings under the credit facility are initially limited to borrowing base amounts as defined in the credit agreement. The credit agreement, however, provides for the elimination of borrowing base limitations upon the Company's achievement of certain financial ratios.

         In addition to the domestic bank credit facility, the Company has various smaller lines of credit with foreign banks which totaled approximately $3 million. Total availability under the domestic and foreign credit facilities at June 30, 1996 was approximately $10 million. The Company was in compliance with all of its debt covenants at June 30, 1996.

         The Company believes that cash generated by operations and amounts available under its domestic bank credit facility and foreign lines of credit will be sufficient to satisfy the Company's liquidity requirements through at least fiscal 1997.

         As previously reported, in June 1995 the Company announced that earnings per share for fiscal 1995 were expected to be substantially below analysts' expectations, and in August the Company restated its previously reported results for the second and third quarters of fiscal 1995. Class action litigation and shareholder derivative litigation were commenced seeking substantial damages from the Company and/or certain of its current and former directors and officers. Motions to dismiss the consolidated class action lawsuit and the shareholder derivative action were filed in November 1995 and October 1995, respectively. On December 28, 1995, the motion to dismiss the shareholder derivative action was granted without prejudice. An appeal is pending. The Company intends to continue to defend itself vigorously in the class action litigation. In addition, the Company is cooperating in an investigation being conducted by the Securities and Exchange Commission. See Part II, Item 1, Legal Proceedings. Management is unable to assess at this time the ultimate outcome of the amended and consolidated class action or shareholder derivative litigation or the SEC investigation. Other than an accrual for the cost of defense which was recorded during the fiscal 1996 first quarter, no provision for liability, if any, that may result has been made in the accompanying consolidated financial statements. The Company is a party to indemnification agreements with the individual defendants in the class action and shareholder derivative litigation, and the Company is paying the reasonable expenses (including attorneys' fee) of the individual defendants in defending such lawsuits in advance of the final disposition of such lawsuits. The individual defendants have each furnished to the Company a written undertaking to repay the amounts so paid if it shall ultimately be determined that such individual defendant is not entitled to indemnification. The Company's D&O carriers have been given notice of the filing of the amended and consolidated class action and shareholder derivative litigation and of the SEC investigation, and have each notified the Company that they are preliminarily reserving their rights concerning coverage with respect to the class action litigation. The Company disputes the D&O carriers' reservations of rights. The Company has not been informed of any decision by the D&O carriers as to whether the D&O policies provide coverage for some or all of the claims in the class action and shareholder derivative litigation. If resolved unfavorably, the litigation and investigation could have a material adverse effect on the Company's financial condition, results of operations and liquidity. In addition, the Company has expensed approximately $3.5 million in legal fees through June 30, 1996. The Company expects to continue to incur significant legal fees in connection with these matters; however, the ultimate amount of such legal fees cannot be determined at the present time.

C.       EFFECT OF INFLATION AND FOREIGN CURRENCY TRANSLATION

         The Company does not believe that inflation has had a significant effect on the Company's results of operations for the periods presented.

         The Company has not been significantly affected by currency fluctuations or foreign exchange restrictions. Management believes that these risks resulting from the Company's foreign sales are manageable.

PART II.  OTHER INFORMATION
- ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
- -------

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

     On September 7, 1995, five of the class actions were consolidated in the U.S. District Court for the Northern District of Ohio and styled IN RE CORRPRO COMPANIES, INC. SECURITIES LITIGATION. On September 14, 1995, the other class action was voluntarily dismissed. On or about September 29, 1995, an amended and consolidated class action complaint was filed in this consolidated proceeding on behalf of a purported class consisting of investors who purchased the Company's common shares between June 1, 1994 and June 19, 1995. The Company and Joseph W. Rog, Robert M. Gossett and Ronald S. Langos, current or former directors and/or officers of the Company, remain the named defendants. The amended complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, and common law fraud and negligent misrepresentation. It asserts, among other things, that defendants made false and misleading statements during the class period in the Company's quarterly and annual reports filed with the Securities and Exchange Commission ("SEC"), press releases and periodic reports to shareholders which are claimed to have materially overstated the Company's assets, net income and projected net income. The amended complaint seeks, on behalf of the purported class, compensatory damages of tens of millions of dollars based on the number of shares claimed to have been traded during the class period and the decline in the price of the shares following the Company's June 1995 announcement, as well as punitive damages, prejudgment interest and costs.

         On November 1, 1995, the Company and all other defendants filed motions to dismiss the amended and consolidated class action complaint in its entirety, and these motions are still pending.

         In August 1995, the Company was served with a lawsuit captioned LANI ROTHSTEIN, TRUSTEE VS. ROBERT M. GOSSETT, BARRY W. SCHADECK, JOSEPH C. OVERBECK, JOSEPH W. ROG, DAVID H. KROON, C. RICHARD LYNHAM, ROBERT E. HODGE, ROBERT (SIC)
S. LANGOS, RICHARD HARR, DOES 1-100, AND CORRPRO COMPANIES, INC., Medina County Common Pleas Court, Case No. 95 CIV 0522. This shareholder derivative action was filed August 2, 1995 and served on or about August 4, 1995. On behalf of the shareholders of Corrpro Companies, Inc., Plaintiff alleges derivative claims for intentional breaches of fiduciary duties and aiding and abetting, abuse of control and aiding and abetting, waste of corporate assets and aiding and abetting, constructive fraud, and accounting, and disgorgement of insider trading profits. The plaintiff requests a declaratory judgment, an accounting, compensatory damages, a court order to implement certain policies, return of remuneration, exemplary and punitive damages, attorneys' fees, prejudgment and postjudgment interest, and litigation costs and expenses in unspecified amounts.

         On or about October 16, 1995, the defendants filed a motion to dismiss the shareholder derivative action referred to above in its entirety. On December 28, 1995, the motion to dismiss the shareholder derivative action was granted without prejudice. An appeal is pending.

         In addition, the Company is cooperating in an investigation being conducted by the SEC concerning certain matters, including those described above. Copies of documents requested by the SEC have been provided, and the testimony of certain individuals has been taken. To the Company's knowledge, this investigation has not yet been completed. In addition, the Company is unable to assess the impact of the ultimate resolution of this matter.

         The Company's D&O carriers have been given notice of the filing of the amended and consolidated class action and shareholder derivative litigation and of the SEC investigation, and have each notified the Company that they are preliminarily reserving their rights concerning coverage with respect to the class action litigation. The D&O primary carrier has stated that it is reserving its rights to take such action as may be warranted should it be determined that any misrepresentations were made in connection with the application for the policy, and that it is reserving all rights and defenses which it may have under the policy's exclusions, endorsements and other terms and conditions. The D&O excess carrier has stated that its obligations will attach only after the underlying primary policy has been exhausted by payment of claims, and that it is reserving all rights to deny coverage and/or rescind the policy on all bases applicable to the facts of the claim and/or at law. The Company disputes the D&O carriers' reservations of rights. The Company has not been informed of any decision by the D&O carriers as to whether the D&O policies provide coverage for some or all of the claims in the class action and shareholder derivative litigation.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------

         (A) Financial Data Schedule - Exhibit 27

         (B) There were no reports on Form 8-K filed during the quarter.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CORRPRO COMPANIES, INC.
                                                      (Registrant)



Date:    August 9, 1996                           /s/ Joseph W. Rog
       ----------------------               --------------------------------
                                                      Joseph W. Rog
                                            Chairman of the Board, President
                                               and Chief Executive Officer



                                                  /s/ Neal R. Restivo
                                             --------------------------------
                                                     Neal R. Restivo
                                                Senior Vice President and
                                                 Chief Financial Officer
                                                (principal financial and
                                                   accounting officer)