Form 10-Q
period 1996-09-30
CORRPRO COMPANIES INC /OH/
filed 1996-11-14
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 ----------------------------------------------

                                    FORM 10-Q

       (Mark One)

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                               OR

           [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     As of November 7, 1996, 6,657,089 Common Shares, without par value, were outstanding.

                             CORRPRO COMPANIES, INC.
                             -----------------------

                                      INDEX
                                      -----
                                                                                              Page
                                                                                              ----
PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.              Financial Statements

                        Consolidated Balance Sheets                                              3
                        Consolidated Statements of Income                                        4
                        Consolidated Statements of Cash Flows                                    5
                        Consolidated Statements of Shareholders' Equity                          6
                        Notes to the Consolidated Financial Statements                         7-9

ITEM 2.              Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                  10-15

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.              Legal Proceedings                                                       16-17

ITEM 4.              Submission of Matters to a Vote of Security Holders                        17

ITEM 6.              Exhibits and Reports on Form 8-K                                           17



PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-------

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                         September 30,      March 31,
                                                              1996            1996
                                                         -------------      ---------
ASSETS
Current Assets:
    Cash and cash equivalents                               $   3,726       $   3,256
    Accounts receivable, net                                   36,955          30,257
    Inventories                                                20,266          17,056
    Costs and estimated earnings in excess of billings
        on uncompleted contracts                                2,131           2,145
    Prepaid expenses and other                                  5,207           7,201
                                                            ---------       ---------
            Total current assets                               68,285          59,915
                                                            ---------       ---------
Property and Equipment, net                                    20,352          20,615
Other Assets:
    Goodwill                                                   24,130          24,291
    Patents and other intangibles                               2,198           1,865
    Other                                                       1,612           1,512
                                                            ---------       ---------
            Total other assets                                 27,940          27,668
                                                            ---------       ---------
                                                            $ 116,577       $ 108,198
                                                            =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings                                   $     264       $      40
    Current portion of long-term debt                           1,246           1,487
    Accounts payable                                           18,043          16,836
    Accrued liabilities and other                              10,713           7,762
                                                            ---------       ---------
            Total current liabilities                          30,266          26,125
                                                            ---------       ---------
Long-Term Debt, net of current portion                         28,549          26,616

Deferred Income Taxes                                             581             674

Commitments and Contingencies                                    --              --

Minority Interest                                                 478             502

Shareholders' Equity:
    Serial preferred shares                                      --              --
    Common shares                                               2,225           2,196
    Additional paid-in capital                                 50,429          50,043
    Accumulated earnings                                        3,666           1,963
                                                            ---------       ---------
                                                               56,320          54,202
    Cumulative translation adjustment                             435             131
    Common shares in treasury, at cost                            (52)            (52)
                                                            ---------       ---------
            Total shareholders' equity                         56,703          54,281
                                                            ---------       ---------
                                                            $ 116,577       $ 108,198
                                                            =========       =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           For the Three Months Ended   For the Six Months Ended
                                                   September 30               September 30
                                           --------------------------   ------------------------
                                                1996        1995          1996           1995
                                              --------     --------     --------       --------
Revenues:
  Engineering & construction services         $ 18,546       18,639       34,209         32,839
  Product sales                                 22,175       19,375       42,980         38,652
                                              --------     --------     --------       --------
                                                40,721       38,014       77,189         71,491
Cost of sales:
  Engineering & construction services           12,169       13,559       22,104         24,738
  Product sales                                 16,313       16,363       31,823         31,366
                                              --------     --------     --------       --------
                                                28,482       29,922       53,927         56,104
                                              --------     --------     --------       --------
Gross profit                                    12,239        8,092       23,262         15,387

Selling, general & administrative expenses       8,362        8,602       16,760         18,512
Unusual charges                                  2,400         --          2,400          1,500
                                              --------     --------     --------       --------
Operating income (loss)                          1,477         (510)       4,102         (4,625)

Interest expense                                  (648)        (791)      (1,238)        (1,356)
                                              --------     --------     --------       --------
Income (loss) before income taxes                  829       (1,301)       2,864         (5,981)
Provision (benefit) for income taxes               346         (258)       1,161         (1,793)
                                              --------     --------     --------       --------
Net income (loss)                             $    483     $ (1,043)    $  1,703       $ (4,188)
                                              ========     ========     ========       ========
Net income (loss) per share                   $    .07     $   (.17)    $    .25       $   (.70)
                                              ========     ========     ========       ========
Number of common and common share
equivalents                                      6,801        5,979        6,793          5,967
                                              ========     ========     ========       ========



The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 Six Months Ended
                                                                   September 30,
                                                                ------------------
                                                                1996         1995
                                                                ----         ----
Cash flows from operating activities:
    Net income (loss)                                          $ 1,703     $ (4,188)
    Adjustments to reconcile net income (loss) to net
        cash provided by (used for) operating activities:
    Depreciation and amortization                                1,938        1,697
    Deferred income taxes                                         (694)         (39)
    Gain on sale of fixed assets                                     5          (11)
    Minority interest                                              (35)          50
    Changes in assets and liabilities:
        Accounts receivable                                     (6,517)      (3,566)
        Inventories                                             (3,139)      (2,243)
        Contracts in progress, net                                (578)       1,682
        Prepaid expenses and other                               3,442          (37)
        Accounts payable and accrued expenses                    4,034        1,792
        Other assets                                              (420)        (149)
                                                               -------     --------
            Total adjustments                                   (1,964)        (824)
                                                               -------     --------
            Net cash used for operating activities                (261)      (5,012)
                                                               -------     --------
Cash flows from investing activities:
    Additions to property and equipment                         (1,079)      (1,147)
    Disposal of property and equipment                              92          156
    Other assets                                                  (500)        (600)
                                                               -------     --------
            Net cash used for investing activities              (1,487)      (1,591)
                                                               -------     --------
Cash flows from financing activities:
    Proceeds from long-term debt                                 2,605       17,511
    Repayment of long-term debt                                   (514)     (11,630)
    Proceeds from (repayment of) short-term borrowings, net        (26)         230
    Net proceeds from issuance of Common Shares                    207          152
                                                               -------     --------
            Net cash provided by financing activities            2,272        6,263
                                                               -------     --------

Effect of changes in foreign currency exchange rates               (54)          22

Net increase (decrease) in cash                                    470         (318)
Cash and cash equivalents at beginning of period                 3,256        1,385
                                                               -------     --------
Cash and cash equivalents at end of period                     $ 3,726     $  1,067
                                                               =======     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Income taxes                                               $   906     $    892
    Interest                                                   $   959     $  1,031


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        Common                                             Common
                           Serial       Shares    Additional                  Cumulative   Shares
                          Preferred     ($0.33      Paid-In-  Accumulated    Translation     in
                           Shares    Stated Value)  Capital      Earnings     Adjustment  Treasury*      Total
                           ------    -------------  -------      --------     ----------  ---------      -----
March 31, 1995            $    --        $1,989      $46,333      $ 7,175       $ 615       $(52)      $ 56,060

   Net loss                    --          --           --         (5,212)       --          --          (5,212)
   Exercise of 89
      stock options            --            30          391         --          --          --             421
   Conversion of 530
      CSG shares               --           177        3,319         --          --          --           3,496
   Cumulative
      translation
      adjustment               --          --           --           --          (484)       --            (484)
                          ---------      ------      -------      -------       -----       ----       --------
March 31, 1996                 --         2,196       50,043        1,963         131        (52)        54,281

   Net income                  --          --           --          1,703        --          --           1,703
   Exercise of 89
      stock options            --            29          386         --          --          --             415
   Cumulative
      translation
      adjustment               --          --           --           --           304        --             304
                          ---------      ------      -------      -------       -----       ----       --------
September 30, 1996        $    --        $2,225      $50,429      $ 3,666       $ 435       $(52)      $ 56,703
                          =========      ======      =======      =======       =====       ====       ========


* Shares held in treasury totaled 25 for all periods presented.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The accompanying interim consolidated financial statements include the accounts of Corrpro Companies, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain fiscal 1996 amounts have been reclassified to conform with the fiscal 1997 presentation.

         The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997 or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - INVENTORY

                                                                 September 30,                March 31,
                                                                     1996                       1996
                                                                     ----                       ----
Inventories consist of:

    Component parts and raw materials                             $  10,086                  $   9,004
    Work in process                                                   1,204                      1,492
    Finished products                                                 9,579                      7,215
                                                                    -------                    -------
                                                                     20,869                     17,711
    Reserve for slow moving and potentially
        obsolete materials                                             (603)                      (655)
                                                                   --------                   --------
                                                                   $ 20,266                   $ 17,056
                                                                   ========                   ========

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT


                                                                 September 30,             March 31,
                                                                    1996                      1996
                                                                    ----                      ----
Property, plant and equipment consists of the following:

    Land                                                          $     782                 $     782
    Buildings                                                         5,961                     5,886
    Equipment, furniture and fixtures                                20,571                    19,849
    Leasehold improvements                                              577                       529
                                                                   --------                  --------
                                                                     27,891                    27,046
    Less:  Accumulated depreciation                                  (7,539)                   (6,431)
                                                                   --------                  --------
                                                                   $ 20,352                  $ 20,615
                                                                   ========                  ========

NOTE 4 - EARNINGS PER SHARE

         Earnings per share is computed by dividing net income (loss) by the weighted average number of Common and Common Share equivalents outstanding. Common Share equivalents are computed using the treasury stock method. Common Share equivalents were excluded from the net loss per share computation for the three and six months ended September 30, 1995, as the effect would be antidilutive. The weighted average number of Common and Common Share equivalents outstanding for the three months ended September 30, 1996 and 1995 were 6,801 and 5,979, respectively and for the six months ended September 30, 1996 and 1995 were 6,793 and 5,967, respectively.

NOTE 5 - OTHER INFORMATION

Stock options:

         The Company granted options to purchase 142 Common Shares at exercise prices between $8.11 and $9.69 per share under the 1994 Corrpro Stock Option Plan (the "Plan") during the six months ended September 30, 1996. During such period, the Company terminated 2 previously granted options in accordance with the provisions of the Plan. There were 89 Common Share options exercised at an exercise price of $2.33 per share during the six month period ended September 30, 1996.

         Also during the six months ended September 30, 1996, the Company granted options to purchase 6 Common Shares at exercise prices between $10.32 and $11.21 per share under the 1994 Corrpro Outside Directors' Stock Option Plan (the "Directors' Plan"). During such period, the Company terminated 3 previously granted options in accordance with provisions of the Directors' Plan.

Legal matters:

         In June 1995, the Company announced that earnings per share for fiscal 1995 were expected to be substantially below analysts' expectations, and in August 1995, the Company restated its previously reported unaudited results for the second and third quarters of fiscal 1995 securities class action litigation and shareholder derivative litigation were commenced seeking substantial damages from the Company and/or certain of its current and former directors and officers. During September 1995, the class action litigation was consolidated and an amended and consolidated class action complaint was filed on behalf of a purported class consisting of investors who purchased the Company's Common Shares between June 1, 1994 and June 19, 1995. The Company and certain of its current or former directors and/or officers were named defendants.

         In addition, the Company is cooperating in an investigation being conducted by the Securities and Exchange Commission ("SEC") concerning certain matters, including those described above. The Company is unable to assess the impact of the ultimate resolution of this matter.

         Motions to dismiss the consolidated class action lawsuit and the shareholder derivative action were filed in November 1995 and October 1995, respectively. On December 28, 1995, the motion to dismiss the shareholder derivative action was granted without prejudice. An appeal is pending. The motions to dismiss the consolidated class action complaint are still pending.

         On October 17, 1996, the Company reached an agreement in principle to settle the securities class action and shareholder derivative lawsuits. The proposed settlement is subject to certain conditions including the negotiation and signing of a definitive settlement agreement and court approval. The total of the proposed settlement is $6,100. The Company has agreed to pay $1,100 in cash, to issue a promissory note in the amount of $500 and to pay an additional $1,400 in cash or equity securities valued at the time of distribution. The Company's directors and officers liability insurance ("D&O") carrier has agreed to pay the balance of the settlement amount. During the quarter ended September 30, 1996, the Company recorded an unusual charge totaling $2,400 relating to the settlement. Such amount represents the Company's share of the proposed settlement, net of estimated litigation related legal fees to be reimbursed by the D&O carrier.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------
OF OPERATIONS

A. RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Revenues
--------

     Revenues for the fiscal 1997 second quarter totaled $40.7 million, an increase of $2.7 million or 7.1% over the fiscal 1996 second quarter. The revenue growth was all internally generated as there were no acquisitions in either the current or prior year.

     During the fiscal 1997 second quarter, approximately 46% of the Company's revenues related to services and 54% related to products, compared to 49% and 51%, respectively during the fiscal 1996 second quarter.

     Revenues from services were essentially flat during the quarter. Service revenues related to the Company's domestic market (historical core businesses) were affected by several concrete contacts which have been delayed to future periods. In addition, the Company continued to emphasize profitability over revenue growth.

     Product revenues increased $2.8 million or 14.5%. This growth is largely due to improved performance by the Company's Wilson Walton UK operation which benefited from several large offshore projects currently in process.

Gross Profit
------------

     The Company's gross profit for the fiscal 1997 second quarter totaled $12.2 million (or 30.1% of revenues) compared to $8.1 million (or 21.3% of revenues) for the fiscal 1996 second quarter. This represents an increase gross profit dollars of 51.2%. During fiscal 1996, the Company effected pricing disciplines and implemented cost reductions, which have resulted in improved gross profit margins.

     Gross profit related to services totaled $6.4 million (or 34.4% of revenues) for the fiscal 1997 second quarter, compared to $5.1 million (or 27.3% of revenues) for the fiscal 1996 second quarter, an increase in gross profit dollars of 25.5%. Fiscal 1996 second quarter gross margins were negatively impacted as the Company completed a number of lower margin jobs and orders which were in the backlog at the beginning of such fiscal year.

     Gross profit related to product sales totaled $5.9 million (or 26.4% of revenues) for the fiscal 1997 second quarter, compared to $3.0 million (or 15.5% of revenues) for the fiscal 1996 second quarter, an increase in gross profit dollars of 94.6%. Product margins, however, continue to be negatively impacted by low margins at the Corrtherm foundry operation. Although Corrtherm's gross margins have improved between years, they continue to be below those of the Company's other operations.

Selling, General and Administrative Expense
-------------------------------------------

     Selling, general and administrative ("S,G&A") expense for the fiscal 1997 second quarter totaled $8.4 million (or 20.5% of revenues) compared to $8.6 million (or 22.6% of revenues) for the fiscal 1996 second quarter, a decrease of 2.8%. This improvement reflects the benefits from cost reduction measures implemented during the prior fiscal year.

Unusual Charge
--------------

     During the fiscal 1997 second quarter, the Company recorded a $2.4 million unusual charge relating to the proposed settlement of the securities class action and shareholder derivative litigation.

Operating Income (Loss)
-----------------------

     Operating income during the fiscal 1997 second quarter totaled $1.5 million compared with an operating loss of $0.5 million for the fiscal 1996 second quarter. The fiscal 1997 second quarter includes the $2.4 million unusual charge discussed above. The increase in operating income relates to the improved gross profit margins as well as reduced S,G&A expense.

Interest Expense
----------------

     Interest expense totaled $0.6 million for the 1997 second quarter compared with $0.8 million for the 1996 second quarter.

Income Tax Provision
--------------------

     The Company recorded a provision for income taxes of $0.3 million for the fiscal 1997 second quarter compared to a benefit of $0.3 million for the fiscal 1996 second quarter. The effective tax rate for the fiscal 1997 second quarter was 41.7% compared to 19.8% for the fiscal 1996 second quarter.

Net Income
----------

     The Company generated net income of $0.5 million for the fiscal 1997 second quarter compared to a net loss of $1.0 million for the fiscal 1996 second quarter.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1995

Revenues
--------

     Revenues for the six months ended September 30, 1996 totaled $77.2 million, an increase of $5.7 million or 8.0% over the fiscal 1996 six month period. The revenue growth was all internally generated as there were no acquisitions in either the current or prior year.

     During the fiscal 1997 six months, approximately 44% of the Company's revenues related to services and 56% related to products, compared to 46% and 54%, respectively during the fiscal 1996 six months.

     Revenues from services increased $1.4 million or 4.2%. The increase is primarily attributable to growth at the Company's domestic core businesses.

     Product revenues increased $4.3 million or 11.2%. The increase also relates to the domestic core businesses as well as growth at Wilson Walton.

     The Company believes that a portion of the increase for the six month period is a carryover of business from the fourth quarter of fiscal 1996, when severe winter weather delayed certain engineering and construction projects to future periods.

Gross Profit
------------

     The Company's gross profit for the fiscal 1997 six months totaled $23.3 million (or 30.1% of revenues) compared to $15.4 million (or 21.5% of revenues) for the fiscal 1996 six months. This represents an increase gross profit dollars of 51.2%. During fiscal 1996, the Company effected pricing disciplines and implemented cost reductions which have resulted in improved gross profit margins.

     Gross profit related to services totaled $12.1 million (or 35.4% of revenues) for the fiscal 1997 six months, compared to $8.1 million (or 24.7% of revenues) for the fiscal 1996 six months, an increase in gross profit dollars of 49.4%. Fiscal 1996 six month gross margins were negatively impacted as the Company completed a number of lower margin jobs and orders which were in backlog at the beginning of such fiscal year.

     Gross profit related to product sales totaled $11.2 million (or 26.0% of revenues) for the fiscal 1997 six months, compared to $7.3 million (or 18.9% of revenues) for the fiscal 1996 six months, an increase in gross profit dollars of 53.1%. Product margins, however, continue to be negatively impacted by low margins at Corrtherm. Although Corrtherm's gross margins have improved between years, they continue to be below those of the Company's other operations.

Selling, General and Administrative Expense
-------------------------------------------

     Selling, general and administrative ("S,G&A") expense for the fiscal 1997 six months totaled $16.8 million (or 21.7% of revenues) compared to $18.5 million (or 25.9% of revenues) for the fiscal 1996 six months, a decrease of 9.5%. This improvement reflects the benefits from cost reduction measures implemented during the prior fiscal year.

Unusual Charges
---------------

     During the fiscal 1997 six month period, the Company recorded a $2.4 million unusual charge related to the proposed settlement of the securities class action and shareholder derivative litigation. The fiscal 1996 six month period includes a $1.5 million unusual charge.

Operating Income (Loss)
-----------------------

     The Company had operating income of $4.1 million during the fiscal 1997 six months compared with an operating loss of $4.6 million for the fiscal 1996 six months. The fiscal 1997 six months includes a $2.4 million unusual charge. The increase in operating income relates to the improved gross profit margins as well as reduced S,G&A expense.

Interest Expense
----------------

     Interest expense totaled $1.2 million for the 1997 six months compared with $1.4 million for the 1996 six months.

Income Tax Provision
--------------------

     The Company recorded a provision for income taxes of $1.2 million for the fiscal 1997 six months compared to a benefit of $1.8 million for the fiscal 1996 six months. The effective tax rate for the fiscal 1997 six months was 40.5% compared to 30.0% for the fiscal 1996 six months.

Net Income
----------

     The Company generated net income of $1.7 million for the fiscal 1997 six months compared to a net loss of $4.2 million for the fiscal 1996 six months.

B.       LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, the Company had working capital of $38.0 million compared to $33.8 million at March 31, 1996, an increase of $4.2 million or 12.5%. The increase is primarily the result of seasonally higher levels of business activity. Based on its historical seasonality trends, the second quarter is seasonally the Company's strongest.

         During the six months ended September 30, 1996, cash used for operating activities totaled $0.3 million. This is primarily the result of the $4.2 million increase in working capital discussed above.

         Cash used for investing activities during the six months ended September 30, 1996 totaled $1.5 million and included $1.0 million of net capital expenditures and the disbursement of $0.5 million relating to the purchase of technology rights. Cash provided by financing activities during the six months ended September 30, 1996 totaled $2.3 million which primarily represents additional credit line borrowings necessary to meet working capital requirements.

         On March 31, 1996, the Company entered into a new $37.5 million domestic bank credit facility which consists of a three-year $32.5 million revolver which expires on March 31, 1999 and a four-year $5 million term loan which matures on March 31, 2000. Borrowings under the credit facility are initially limited to borrowing base amounts as defined in the credit agreement. The credit agreement, however, provides for the elimination of borrowing base limitations upon the Company's achievement of certain financial ratios. The credit agreement was amended as of October 23, 1996 to revise certain definitions.

         In addition to the domestic bank credit facility, the Company has various smaller lines of credit with foreign banks which totaled approximately $3 million. Total availability under the domestic and foreign credit facilities at September 30, 1996 was approximately $12 million. The Company was in compliance with all of its debt covenants at September 30, 1996.

     As previously reported, in June 1995 the Company announced that earnings per share for fiscal 1995 were expected to be substantially below analysts' expectations, and in August the Company restated its previously reported results for the second and third quarters of fiscal 1995. Securities class action litigation and shareholder derivative litigation were commenced seeking substantial damages from the Company and/or certain of its current and former directors and officers. In addition, the Company is cooperating in an investigation being conducted by the SEC. See Part II, Item 1, Legal Proceedings. The Company is a party to indemnification agreements with the individual defendants in the class action and shareholder derivative litigation, and the Company is paying the reasonable expenses (including attorneys' fee) of the individual defendants in defending such lawsuits in advance of the final disposition of such lawsuits. The individual defendants have each furnished to the Company a written undertaking to repay the amounts so paid if it shall ultimately be determined that such individual defendant is not entitled to indemnification.

         On October 17, 1996, the Company reached an agreement in principle to settle the securities class action and shareholder derivative lawsuits. The proposed settlement is subject to certain conditions including the negotiation and signing of a definitive settlement agreement and court approval. The total of the proposed settlement is $6.1 million. The Company has agreed to pay $1.1 million in cash, to issue a promissory note in the amount of $0.5 million and to pay an additional $1.4 million in cash or equity securities valued at the time of distribution. The Company's D&O carrier has agreed to pay the balance of the settlement amount. The Company is unable to assess at this time the impact of the ultimate resolution of the SEC investigation.

     The Company believes that cash generated by operations and amounts available under its domestic bank credit facility and foreign lines of credit will be sufficient to satisfy the Company's liquidity requirements through at least fiscal 1997. This includes any cash requirements relating to the settlement of the litigation discussed above.

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

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
-------

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

         On October 17, 1996, the Company reached an agreement in principle to settle the securities class action and shareholder derivative lawsuits. The proposed settlement is subject to certain conditions including the negotiation and signing of a definitive settlement agreement and court approval. The total of the proposed settlement is $6.1 million. The Company has agreed to pay $1.1 million in cash, to issue a promissory note in the amount of $0.5 million and to pay an additional $1.4 million in cash or equity securities valued at the time of distribution. The Company's D&O carrier has agreed to pay the balance of the settlement amount. The Company recorded a pretax charge of $2.4 million related to the settlement in the fiscal 1997 second quarter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

         A vote by ballot was taken by the Company's shareholders at the Annual Meeting of Shareholders of the Company held on July 24, 1996 for the election of three directors of the Company for terms expiring in 1998. The aggregate number of Common Shares in person or by proxy (a) voted for each nominee or (b) with respect to which proxies were withheld for each nominee, were as follows:

NOMINEES                           FOR                         WITHHELD
--------                           ---                         --------
Barry W. Schadeck                  5,468,360                   50,768
Warren F. Rogers                   5,449,885                   69,243
Walter W. Williams                 5,454,367                   64,761

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------

A.       EXHIBITS.

         Exhibit 4.1 First Amendment to Credit Agreement, dated as of October 23, 1996 by and among the Company, the Lenders party thereto, and Bank One, Columbus, N A.

         Exhibit 10.32 Employment Agreement effective April 1, 1996 by and between the Company and Joseph W. Rog.

B.       REPORTS ON FORM 8-K.

         On October 25, 1996, the Company filed a report on Form 8-K relating to a change in the Company's certifying accountants.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CORRPRO COMPANIES, INC.
                                           (Registrant)

Date:    November 13, 1996                   /s/  Joseph W. Rog
       ----------------------          ------------------------
                                                Joseph W. Rog
                                      Chairman of the Board, President
                                         and Chief Executive Officer

                                            /s/  Neal R. Restivo
                                       ----------------------------
                                               Neal R. Restivo
                                          Senior Vice President and
                                           Chief Financial Officer
                                          (principal financial and
                                             accounting officer)