Form 10-Q
period 1996-12-31
CORRPRO COMPANIES INC /OH/
filed 1997-02-10
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 ----------------------------------------------

                                    FORM 10-Q

       (Mark One)

        [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

                      YES   X                         NO
                          -----                         -----

     As of February 7, 1997, 6,602,056 Common Shares, without par value, were outstanding.

                             CORRPRO COMPANIES, INC.
                             -----------------------

                                      INDEX
                                      -----

                                                                      Page
                                                                      ----

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.     Financial Statements

               Consolidated Balance Sheets                              3
               Consolidated Statements of Income                        4
               Consolidated Statements of Cash Flows                    5
               Consolidated Statements of Shareholders' Equity          6
               Notes to the Consolidated Financial Statements           7-9

ITEM 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      10-14

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.     Legal Proceedings                                           15-16

ITEM 6.     Exhibits and Reports on Form 8-K                            16

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                     CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)
                                                  (IN THOUSANDS)

                                                        December 31,   March 31,
                                                            1996         1996
                                                        -----------   ---------

ASSETS
Current Assets:
    Cash and cash equivalents                            $   4,683    $   3,256
    Accounts receivable, net                                34,521       30,257
    Inventories                                             19,471       17,056
    Costs and estimated earnings in excess of billings
        on uncompleted contracts                             2,431        2,145
    Prepaid expenses and other                               4,689        7,201
                                                         ---------    ---------
            Total current assets                            65,795       59,915
                                                         ---------    ---------

Property and Equipment, net                                 20,429       20,615
Other Assets:
    Goodwill                                                24,905       24,291
    Patents and other intangibles                            2,144        1,865
    Other                                                    1,788        1,512
                                                         ---------    ---------
            Total other assets                              28,837       27,668
                                                         ---------    ---------
                                                         $ 115,061    $ 108,198
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings                                $     361    $      40
    Current portion of long-term debt                        1,278        1,487
    Accounts payable                                        15,285       16,836
    Accrued liabilities and other                           11,462        7,762
                                                         ---------    ---------
            Total current liabilities                       28,386       26,125
                                                         ---------    ---------

Long-Term Debt, net of current portion                      26,445       26,616

Deferred Income Taxes                                          615          674

Commitments and Contingencies                                   --           --

Minority Interest                                              496          502

Shareholders' Equity:
    Serial preferred shares                                     --           --
    Common shares                                            2,238        2,196
    Additional paid-in capital                              50,588       50,043
    Accumulated earnings                                     5,146        1,963
                                                         ---------    ---------
                                                            57,972       54,202
    Cumulative translation adjustment                        1,830          131
    Common shares in treasury, at cost                        (683)         (52)
                                                         ---------    ---------
            Total shareholders' equity                      59,119       54,281
                                                         ---------    ---------
                                                         $ 115,061    $ 108,198
                                                         =========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.



                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    For the Three Months Ended      For the Nine Months Ended
                                                            December 31                    December 31
                                                   ---------------------------     -----------------------------
                                                          1996          1995            1996              1995
                                                          ----          ----            ----              ----
Revenues:
   Engineering & construction services               $  17,697       $  18,602       $  51,906         $  51,441
   Product sales                                        21,555          17,507          64,535            56,159
                                                     ---------       ---------       ---------         ---------
                                                        39,252          36,109         116,441           107,600
Cost of sales:
   Engineering & construction services                  11,648          13,082          33,752            37,820
   Product sales                                        16,335          13,245          48,158            44,611
                                                     ---------       ---------       ---------         ---------
                                                        27,983          26,327          81,910            82,431
                                                     ---------       ---------       ---------         ---------

Gross profit                                            11,269           9,782          34,531            25,169

Selling, general & administrative expenses               8,215           7,598          24,975            26,110
Unusual charges                                           --               300           2,400             1,800
                                                     ---------       ---------       ---------         ---------
Operating income (loss)                                  3,054           1,884           7,156            (2,741)

Interest expense                                           589             669           1,827             2,026
                                                     ---------       ---------       ---------         ---------
Income (loss) before income taxes                        2,465           1,215           5,329            (4,767)

Provision (benefit) for income taxes                       985             500           2,146            (1,293)
                                                     ---------       ---------       ---------         ---------

Net income (loss)                                    $   1,480       $     715       $   3,183         $  (3,474)
                                                     =========       =========       =========         =========

Net income (loss) per share                          $    0.22       $    0.11       $    0.47         $   (0.57)
                                                     =========       =========       =========         =========

Number of common and
common share equivalents                                 6,794           6,716           6,793             6,095
                                                     =========       =========       =========         =========


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



                                     CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                  (IN THOUSANDS)

                                                                                Nine Months Ended
                                                                                   December 31,
                                                                             ----------------------
                                                                             1996              1995
                                                                             ----              ----
Cash flows from operating activities:
    Net income (loss)                                                     $  3,183          $ (3,474)
    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
    Depreciation and amortization                                            2,984             2,718
    Deferred income taxes                                                     (650)             (163)
    Gain on sale of fixed assets                                                 5               (69)
    Minority interest                                                          (39)               76
    Changes in assets and liabilities:
        Accounts receivable                                                 (3,366)             (955)
        Inventories                                                         (1,980)              158
        Contracts in progress, net                                            (651)              704
        Prepaid expenses and other                                           4,200               186
        Accounts payable and accrued expenses                                  969             1,966
        Other assets                                                          (326)             (239)
                                                                          --------          --------
            Total adjustments                                                1,146             4,382
                                                                          --------          --------
            Net cash provided by operating activities                        4,329               908
                                                                          --------          --------

Cash flows from investing activities:
    Additions to property and equipment                                     (1,917)           (1,463)
    Disposal of property and equipment                                          96               151
    Other assets                                                              (500)             (600)
                                                                          --------          --------
            Net cash used for investing activities                          (2,321)           (1,912)
                                                                          --------          --------

Cash flows from financing activities:
    Proceeds from long-term debt                                            26,293            19,047
    Repayment of long-term debt                                            (26,180)          (17,413)
    Repayment of short-term borrowings, net                                    (23)             (158)
    Net proceeds from issuance of Common Shares                                295               207
    Repurchase of Common Shares                                               (631)             --
                                                                          --------          --------
            Net cash provided by (used for) financing activities              (246)            1,683
                                                                          --------          --------

Effect of changes in foreign currency exchange rates                          (335)               58

Net increase in cash                                                         1,427               737
Cash and cash equivalents at beginning of period                             3,256             1,385
                                                                          --------          --------
Cash and cash equivalents at end of period                                $  4,683          $  2,122
                                                                          ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Income taxes                                                          $  1,246          $  1,529
    Interest                                                              $  1,574          $  1,451


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            Common                                                  Common
                               Serial       Shares      Additional                  Cumulative      Shares
                              Preferred     ($0.33       Paid-In-     Accumulated   Translation       in
                               Shares    Stated Value)    Capital      Earnings     Adjustment     Treasury*       Total
                               ------    -------------    -------      --------     ----------     ---------       -----
March 31, 1995               $     --     $  1,989      $ 46,333     $  7,175       $    615      $    (52)    $  56,060

   Net loss                        --           --            --       (5,212)            --            --        (5,212)
   Exercise of 89
      stock options                --           30           391           --             --            --           421
   Conversion of 530
      CSG shares                   --          177         3,319           --             --            --         3,496
   Cumulative translation
      adjustment                   --           --            --           --           (484)           --          (484)
                             --------     --------      --------     --------       --------      --------     ---------

March 31, 1996                     --        2,196        50,043        1,963            131           (52)       54,281

   Net income                      --           --            --        3,183             --            --         3,183
   Exercise of 126
      stock options                --           42           545           --             --            --           587
   Repurchase of
      Common Shares                --           --            --           --             --          (631)         (631)
   Cumulative translation
      adjustment                   --           --            --           --          1,699            --         1,699
                             --------     --------      --------     --------       --------      --------     ---------

December 31, 1996            $     --     $  2,238      $ 50,588     $  5,146       $  1,830      $   (683)    $  59,119
                             ========     ========      ========     ========       ========      ========     =========

* Shares held in treasury totaled 25 at March 31, 1995 and 1996 and 97 at December 31, 1996.

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

         The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the nine months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997 or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - INVENTORY

                                                   December 31,   March 31,
                                                       1996         1996
                                                       ----         ----

Inventories consist of:

Component parts and raw materials                   $  9,295       $  9,004
Work in process                                        1,160          1,492
Finished products                                      9,544          7,215
                                                    --------       --------
                                                      19,999         17,711
Reserve for slow moving and potentially
    obsolete materials                                  (528)          (655)
                                                    --------       --------
                                                    $ 19,471       $ 17,056
                                                    ========       ========


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

                                                      December 31,    March 31,
                                                          1996          1996
                                                          ----          ----
Property, plant and equipment consists of the following:

Land                                                   $    782        $    782
Buildings                                                 6,040           5,886
Equipment, furniture and fixtures                        21,622          19,849
Leasehold improvements                                      604             529
                                                       --------        --------
                                                         29,048          27,046
Less:  Accumulated depreciation                          (8,619)         (6,431)
                                                       --------        --------
                                                       $ 20,429        $ 20,615
                                                       ========        ========



NOTE 4 - REPURCHASE OF COMMON SHARES

         In November 1996, the Board of Directors authorized a program to repurchase up to 600 shares of the Company's outstanding common shares. During the three months ended December 31, 1996, the Company repurchased approximately 72 shares at a total cost of $631 under this program.

NOTE 5 - EARNINGS PER SHARE

         Earnings per share is computed by dividing net income (loss) by the weighted average number of Common and Common Share equivalents outstanding. Common Share equivalents are computed using the treasury stock method. Common Share equivalents were excluded from the net loss per share computation for the nine months ended December 31, 1995, as the effect would be antidilutive. The weighted average number of Common and Common Share equivalents outstanding for the three months ended December 31, 1996 and 1995 were 6,794 and 6,716, respectively and for the nine months ended December 31, 1996 and 1995 were 6,793 and 6,095, respectively.

NOTE 6 - OTHER INFORMATION

Stock options:

         The Company granted options to purchase 151 Common Shares at exercise prices between $8.11 and $9.69 per share under the 1994 Corrpro Stock Option Plan (the "Plan") during the nine months ended December 31, 1996. During such period, the Company terminated 4 previously granted options in accordance with the provisions of the Plan. There were 126 Common Share options exercised at exercise prices between $2.33 and $6.88 per share during the nine month period ended December 31, 1996.

         Also during the nine months ended December 31, 1996, the Company granted options to purchase 6 Common Shares at exercise prices between $10.32 and $11.21 per share under the 1994 Corrpro Outside Directors' Stock Option Plan (the "Directors' Plan"). During such period, the Company terminated 3 previously granted options in accordance with provisions of the Directors' Plan.

Legal matters:

         In June 1995, the Company announced that earnings per share for fiscal 1995 were expected to be substantially below analysts' expectations, and in August 1995, the Company restated its previously reported unaudited results for the second and third quarters of fiscal 1995. Beginning in June 1995, securities class action litigation and shareholder derivative litigation were commenced seeking substantial damages from the Company and/or certain of its current and former directors and officers. During September 1995, the class action litigation was consolidated and an amended and consolidated class action complaint was filed on behalf of a purported class consisting of investors who purchased the Company's Common Shares between June 1, 1994 and June 19, 1995. The Company and certain of its current or former directors and/or officers were named defendants.

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

         On October 17, 1996, the Company reached an agreement in principle to settle the securities class action and shareholder derivative lawsuits. The proposed settlement is subject to certain conditions including the negotiation and signing of a definitive settlement agreement and court approval. The total of the proposed settlement is $6.1 million. The Company has agreed to pay $1.1 million in cash, to issue a promissory note in the amount of $0.5 million and to pay an additional $1.4 million in cash or equity securities valued at the time of distribution. The Company's directors and officers liability insurance ("D&O") carrier has agreed to pay the balance of the settlement amount. During the quarter ended September 30, 1996, the Company recorded an unusual charge totaling $2.4 million relating to the settlement. Such amount represents the Company's share of the proposed settlement, net of estimated litigation related legal fees to be reimbursed by the D&O carrier.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

Revenues
--------

     Revenues for the fiscal 1997 third quarter totaled $39.3 million, an increase of $3.1 million or 8.7% over the fiscal 1996 third quarter. The revenue growth was all internally generated as there were no acquisitions in either the current or prior year.

     During the fiscal 1997 third quarter, approximately 45% of the Company's revenues related to services and 55% related to products, compared to 52% and 48%, respectively during the fiscal 1996 third quarter.

     Revenues from services decreased $0.9 million or 4.9%. Service revenues related to the Company's domestic market (historical core businesses) were affected by several concrete contracts which have been delayed to future periods. In addition, the Company continued to emphasize profitability over revenue growth.

     Product revenues increased $4.0 million or 23.1%. This growth is largely due to improved performance by the Company's Wilson Walton UK operation which benefited from several large offshore projects currently in process.

Gross Profit
------------

     The Company's gross profit for the fiscal 1997 third quarter totaled $11.3 million (or 28.7% of revenues) compared to $9.8 million (or 27.1% of revenues) for the fiscal 1996 third quarter. This represents an increase in gross profit dollars of 15.2%. During fiscal 1996, the Company effected pricing disciplines and implemented cost reductions, which have resulted in improved gross profit margins.

     Gross profit related to services totaled $6.0 million (or 34.2% of revenues) for the fiscal 1997 third quarter, compared to $5.5 million (or 29.7% of revenues) for the fiscal 1996 third quarter, an increase in gross profit dollars of 9.6%. The improvement in service gross profit margins related primarily to the Company's domestic core businesses and is the result of pricing disciplines implemented during fiscal year 1996.

     Gross profit related to product sales totaled $5.2 million (or 24.2% of revenues) for the fiscal 1997 third quarter, compared to $4.3 million (or 24.3% of revenues) for the fiscal 1996 third quarter, an increase in gross profit dollars of 22.5%.

Selling, General and Administrative Expense
-------------------------------------------

     Selling, general and administrative ("S,G&A") expense for the fiscal 1997 third quarter totaled $8.2 million (or 20.9% of revenues) compared to $7.6 million (or 21.0% of revenues) for the fiscal 1996 third quarter, an increase of 8.1%. The change resulted primarily from higher levels of business activity. Also, additional costs have been incurred as the Company positioned itself for the future.

Unusual Charge
--------------

     During the fiscal 1996 third quarter, the Company recorded a $0.3 million unusual charge which consisted of litigation-related legal expenses.

Operating Income
----------------

     Operating income during the fiscal 1997 third quarter totaled $3.1 million compared to $1.9 million for the fiscal 1996 third quarter, an increase of 62.1%. The increase relates to the higher revenue levels as well as the improved gross profit margins.

Interest Expense
----------------

     Interest expense totaled $0.6 million for the 1997 third quarter compared with $0.7 million for the 1996 third quarter.

Income Tax Provision
--------------------

     The Company recorded a provision for income taxes of $1.0 million for the fiscal 1997 third quarter compared to a provision of $0.5 million for the fiscal 1996 third quarter. The effective tax rate for the fiscal 1997 third quarter was 40.0% compared to 41.2% for the fiscal 1996 third quarter.

Net Income
----------

     The Company generated net income of $1.5 million for the fiscal 1997 third quarter compared to net income of $0.7 million for the fiscal 1996 third quarter.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1995

Revenues
--------

     Revenues for the nine months ended December 31, 1996 totaled $116.4 million, an increase of $8.8 million or 8.2% over the fiscal 1996 nine month period. The revenue growth was all internally generated as there were no acquisitions in either the current or prior year.

     During the fiscal 1997 nine months, approximately 45% of the Company's revenues related to services and 55% related to products, compared to 48% and 52%, respectively during the fiscal 1996 nine months.

     Revenues from services during the fiscal 1997 nine months were essentially flat as the Company continued to emphasize profitability over revenue growth.

     Product revenues increased $8.4 million or 14.9%. The increase relates to growth at Wilson Walton as well as growth related to the Company's domestic core businesses.

     The Company believes that a portion of the overall increase for the nine month period is a carryover of business from the fourth quarter of fiscal 1996, when severe winter weather delayed certain engineering and construction projects to future periods.

Gross Profit
------------

     The Company's gross profit for the fiscal 1997 nine months totaled $34.5 million (or 29.7% of revenues) compared to $25.2 million (or 23.4% of revenues) for the fiscal 1996 nine months. This represents an increase in gross profit dollars of 37.2%. During fiscal 1996, the Company effected pricing disciplines and implemented cost reductions which have resulted in improved gross profit margins.

     Gross profit related to services totaled $18.2 million (or 35.0% of revenues) for the fiscal 1997 nine months, compared to $13.6 million (or 26.5% of revenues) for the fiscal 1996 nine months, an increase in gross profit dollars of 33.3%. The improvement in service gross profit margins is the result of pricing disciplines implemented during fiscal year 1996. In addition, fiscal 1996 nine month gross margins were negatively impacted as the Company completed a number of lower margin jobs and orders which were in backlog at the beginning of such fiscal year.

     Gross profit related to product sales totaled $16.4 million (or 25.4% of revenues) for the fiscal 1997 nine months, compared to $11.5 million (or 20.6% of revenues) for the fiscal 1996 nine months, an increase in gross profit dollars of 41.8%. Product margins have improved between years at the Company's domestic core businesses as well as at the Company's Corrtherm operation.

Selling, General and Administrative Expense
-------------------------------------------

     Selling, general and administrative ("S,G&A") expense for the fiscal 1997 nine months totaled $25.0 million (or 21.4% of revenues) compared to $26.1 million (or 24.3% of revenues) for the fiscal 1996 nine months, a decrease of 4.3%. This improvement reflects the benefits from cost reduction measures implemented during the prior fiscal year.

Unusual Charges
---------------

     During the fiscal 1997 nine month period, the Company recorded a $2.4 million unusual charge related to the proposed settlement of the securities class action and shareholder derivative litigation. The fiscal 1996 nine month period included a $1.8 million unusual charge which consisted primarily of litigation-related legal expenses.

Operating Income (Loss)
-----------------------

     The Company had operating income of $7.2 million during the fiscal 1997 nine months compared with an operating loss of $2.7 million for the fiscal 1996 nine months. The fiscal 1997 nine months includes a $2.4 million unusual charge. The increase in operating income relates primarily to the improved gross profit margins as well as higher revenues and reduced S,G&A expense.

Interest Expense
----------------

     Interest expense totaled $1.8 million for the 1997 nine months compared with $2.0 million for the 1996 nine months.

Income Tax Provision
--------------------

     The Company recorded a provision for income taxes of $2.1 million for the fiscal 1997 nine months compared to a benefit of $1.3 million for the fiscal 1996 nine months. The effective tax rate for the fiscal 1997 nine months was 40.3% compared to (27.1)% for the fiscal 1996 nine months.

Net Income
----------

     The Company generated net income of $3.2 million for the fiscal 1997 nine months compared to a net loss of $3.5 million for the fiscal 1996 nine months.

B.       LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company had working capital of $37.4 million compared to $33.8 million at March 31, 1996, an increase of $3.6 million or 10.7%. The increase is primarily the result of seasonally higher levels of business activity.

         During the nine months ended December 31, 1996, cash provided by operating activities totaled $4.3 million. Cash used for investing activities during the nine months ended December 31, 1996 totaled $2.3 million and included $1.8 million of net capital expenditures and the disbursement of $0.5 million relating to the purchase of technology rights. Cash used for financing activities during the nine months ended December 31, 1996 totaled $0.2 million which included $0.6 million related to the repurchase of the Company's common shares.

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

         In addition to the domestic bank credit facility, the Company has various smaller lines of credit with foreign banks which totaled approximately $4.5 million. Total availability under the domestic and foreign credit facilities at December 31, 1996 was approximately $13.6 million. The Company was in compliance with all of its debt covenants at December 31, 1996.

         As previously reported, in June 1995 the Company announced that earnings per share for fiscal 1995 were expected to be substantially below analysts' expectations, and in August the Company restated its previously reported results for the second and third quarters of fiscal 1995. Securities class action litigation and shareholder derivative litigation were commenced seeking substantial damages from the Company and/or certain of its current and former directors and officers. In addition, the Company is cooperating in an investigation being conducted by the SEC. See Part II, Item 1, Legal Proceedings. The Company is a party to indemnification agreements with the individual defendants in the class action and shareholder derivative litigation, and the Company is paying the reasonable expenses (including attorneys' fees) of the individual defendants in defending such lawsuits in advance of the final disposition of such lawsuits. The individual defendants have each furnished to the Company a written undertaking to repay the amounts so paid if it shall ultimately be determined that such individual defendant is not entitled to indemnification.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       No exhibits required.

B.       REPORTS ON FORM 8-K

         On November 18, 1996, the Company filed a report on Form 8-K relating to the appointment of the Company's certifying accountants.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CORRPRO COMPANIES, INC.
                                                      (Registrant)

Date:    February 10, 1997                          /s/  Joseph W. Rog
       ---------------------                -----------------------------
                                                      Joseph W. Rog
                                            Chairman of the Board, President
                                               and Chief Executive Officer

                                                  /s/  Neal R. Restivo
                                            -----------------------------
                                                     Neal R. Restivo
                                                Senior Vice President and
                                                 Chief Financial Officer
                                                (principal financial and
                                                   accounting officer)