Form 10-K405
period 1997-03-31
CORRPRO COMPANIES INC /OH/
filed 1997-06-16
CIK 907072

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
  (MARK ONE)
     [X]
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997
                                       or
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
     [ ]             OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO _______

                        COMMISSION FILE NUMBER  1-12282

                             CORRPRO COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      OHIO                                   34-1422570
                      ----                                   ----------
         (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

       1090 ENTERPRISE DRIVE, MEDINA, OHIO                      44256
       -----------------------------------                      -----
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (330) 723-5082

      SECURITIES REGISTERED PURSUANT          SECURITIES REGISTERED PURSUANT TO
       TO SECTION 12(b) OF THE ACT:               SECTION 12(g) OF THE ACT:

      COMMON SHARES WITHOUT PAR VALUE                       NONE
      -------------------------------                       ----
             (TITLE OF CLASS)                         (TITLE OF CLASS)

                             NEW YORK STOCK EXCHANGE
                             -----------------------
                   (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      YES   X                     NO
                          ----                       ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

    The aggregate market value of Common Stock held by nonaffiliates of the Registrant was approximately $48,622,000 at June 2, 1997. (The aggregate market value has been computed using the closing market price of the stock as reported by the New York Stock Exchange on June 2, 1997.)

                                    6,597,956
                                    ---------
       (Number of shares of common stock outstanding as of June 2, 1997.)

                       DOCUMENTS INCORPORATED BY REFERENCE
     The Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended March 31, 1997, portions of which document shall be deemed to be incorporated by reference in Part I and Part III of this Annual Report on Form 10-K from the date such document is filed.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

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

RECENT DEVELOPMENTS

         On June 4, 1997, the Company executed a definitive purchase agreement to acquire 100% of the stock of Cathodic Protection Services (CPS) for $15 million, in an all cash transaction. CPS is owned 75% by Offshore Logistics, Inc. and 25% by Curran Holdings, Inc., a privately owned pipeline service company in Houston, Texas. The acquisition, which is targeted to be completed within 30 to 45 days, is subject to certain customary closing conditions including antitrust review under the Hart-Scott-Rodino act. For the last twelve months ended March 31, 1997, CPS had revenues of approximately $30 million.

GENERAL

         The Company's operating units and a description of the products and services they provide are described below:

         Corrpro Services and Products. The Corrpro "core businesses" (which includes all pre-fiscal 1994 acquisitions) offer services which include contract research in various areas of corrosion control, cathodic protection engineering services and general corrosion engineering services associated with failure analysis, metallurgical problems and material selection. This operating unit maintains advanced corrosion research and testing laboratories in order to analyze the scope of a corrosion problem and to recommend appropriate methods of corrosion control. The engineering services are provided to private sector customers in the aerospace, defense, marine, chemicals, petroleum and utilities industries and to governmental entities in connection with water treatment and delivery systems, marine vessels, transit systems, weapons and infrastructure assets. Engineering services accounted for approximately 48%, 53% and 49% of this operating unit's revenues during fiscal 1997, 1996 and 1995, respectively. This sector also sells material and equipment in conjunction with its services, and often sells these products to other engineering and construction firms in connection with corrosion control projects. Products sold include various cathodic protection anodes, rectifier units and instrumentation, computer hardware and software for monitoring corrosion, and accessory products. Sales of material and equipment accounted for approximately 28%, 25% and 21% of this operating unit's revenues during fiscal 1997, 1996, and 1995, respectively. An additional service offered includes combining the design, manufacture, installation and maintenance of cathodic protection systems to customers who desire a "turnkey" response to their corrosion protection needs. Construction services accounted for approximately 19%, 17% and 24% of this operating unit's revenues during fiscal 1997, 1996 and 1995, respectively. This operating unit also provides services for the prevention of corrosion on the internal surfaces of water storage tanks and waste water treatment equipment. These services are provided to municipal, state, and federal government agencies and industrial customers. Water tank services accounted for approximately 5%, 5% and 6% of this operating unit's revenues during fiscal 1997, 1996 and 1995, respectively. In total, Corrpro services and products accounted for approximately 45%, 46% and 46% of the Company's revenues during fiscal 1997, 1996 and 1995, respectively.

         Corrpro Canada, Inc. (Corrpro Canada) Services and Products. This operating unit resulted from the combination of CSG and UCC during fiscal 1995. Corrpro Canada offers a combination of expertise in engineering, construction and product supply in cathodic protection. In addition, this operating unit provides material and equipment to customers in the oil and gas industry with its primary focus on the needs of pipeline operators. Corrpro Canada also specializes in pipeline integrity issues, and designs internal inspection programs that are used to detect corrosion and pipe weld flaws, clean pipelines, and confirm pipeline orientation. This operating unit accounted for approximately 15%, 16% and 15% of the Company's revenues during fiscal 1997, 1996 and 1995, respectively.

         Good-All Products. This operating unit designs and manufactures power supplies (rectifiers) and junction, monitoring and control boxes for use in the impressed current cathodic protection process. In addition, Good-All manufactures a line of battery chargers for the utility (power, telecommunication and gas) market. This operating unit accounted for approximately 3%, 2% and 3% of the Company's revenues during fiscal 1997, 1996 and 1995, respectively.

         WWGL Services and Products. This operating unit provides corrosion engineering services and equipment supply primarily to the marine, offshore and industrial markets. In the marine market, this operating unit manufactures and supplies cathodic protection systems for hulls and ballast tanks on new ships and those which are in need of repair. In the offshore market, it provides cathodic protection equipment for new and existing subsea pipelines, offshore drilling rigs and production platforms. Having manufacturing and distribution centers in Europe, the Middle East and Asia enables it to serve many of the world's major offshore oil production areas. WWGL offers electrolytic antifouling systems for use on water inlets, electrolytic descaling systems for marine vessel ballast tanks and corrosion control monitoring systems. In the industrial market, it offers corrosion engineering, cathodic protection equipment and installation services. Wilson Walton UK (WWUK) is an ISO 9001 certified company. This operating unit accounted for approximately 28%, 26% and 28% of the Company's revenues during fiscal 1997, 1996 and 1995, respectively.

         RCS Services and Products. This operating unit provides corrosion engineering services and equipment supply for monitoring internal corrosion on gas and liquid pipelines, storage vessels, well casings and refining and process equipment. RCS's CORROSOMETER(R), CORRATER(R), and COSASCO(R) lines of instruments, probes, fittings and accessories are the industry accepted standards for internal corrosion monitoring. RCS also offers B-Scan ultrasonic inspection services, utilizing the patented TMI-150 system, which provides real-time, hard copy and electronically stored integrity analyses of underground and aboveground storage tanks, pressure vessels, pulp and paper digesters, pipelines, boiler tubing and other related assets. RCS is an ISO 9001 certified company. This operating unit accounted for approximately 9%, 10% and 8% of the Company's revenues in fiscal 1997, 1996 and 1995, respectively.
                                                                               3

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

         The Company's products and services are marketed in the Middle East, Asia, Europe and South America by sales personnel operating out of its Saudi Arabia, Singapore, United Kingdom, Bahrain, UAE, Hong Kong, Indonesia, Portugal and two U.S. offices. In addition, 95 independent, foreign sales representatives are used to supplement the efforts of its direct sales force and to market its services in other regions of the world. The independent sales representatives earn commissions on sales which vary by product and service type. Certain products (e.g., Good-All rectifiers and RCS materials) are marketed through networks of both domestic and international distributors.

SOURCES AND AVAILABILITY OF RAW MATERIALS

         Certain of the Company's operations convert raw aluminum, zinc and magnesium metals to anode castings. The Company is currently able to obtain adequate quantities of these metals, however the availability of these metals could be limited by market conditions.

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

CUSTOMERS

         Sales are made to a broad range of customers. During the fiscal year ended March 31, 1997 no one customer accounted for more than 10% of the Company's sales. The Company does not believe that the loss of any one customer would have a materially adverse effect on its business.

         The Company sells products and services to the U.S. government and agencies and instrumentalities thereof, including the U.S. Navy. Sales to these customers accounted for approximately 4%, 5% and 5% of the Company's net sales during fiscal 1997, 1996 and 1995, respectively. The Company's contracts with the U.S. government contain standard provisions permitting the government to terminate such contracts without cause. In the event of termination, the Company is entitled to receive reimbursement on the basis of the work completed (cost plus a reasonable profit). These contracts are also subject to renegotiation of profits. The Company has no knowledge of any pending or threatened termination of any of its material government contracts or subcontracts. In addition, government procurement programs are subject to budget cutbacks and policy changes that could alter the demand for the Company's products. Accordingly, the Company's future sales to the government are subject to these budgetary and policy changes.

BACKLOG

         The backlog of unshipped orders as of March 31, 1997, 1996 and 1995 was approximately $59 million, $82 million and $88 million, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. However, the actual use of purchase orders by the Company's customers as well as timing of the issuance of such purchase orders can vary significantly. Accordingly, the Company does not believe backlog is a good predictor of future revenue trends, as based on its recent experience, there is not a direct correlation between changes in backlog and changes in revenue. The decrease in backlog between 1997 and 1996 is primarily the result of the performance of several large offshore projects at the Company's Wilson Walton UK operation that were in backlog in fiscal 1996. The decrease in backlog between 1996 and 1995 is primarily the result of the Company's focus on improving gross profit margins. The Company estimates that, based on recent experience, approximately 70% of its backlog of orders at March 31, 1997 will be filled during the fiscal year ending March 31, 1998.

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

RESEARCH AND DEVELOPMENT

         The Company's engineering and product development activities are primarily directed toward designing new products and services to meet customers' specific requirements. Product development costs amounted to approximately $783,000, $718,000, and $965,000 during fiscal years 1997, 1996 and 1995, respectively.

GOVERNMENT REGULATIONS

         The Company believes that its current operations and its current uses of property, plant and equipment conform in all material respects to applicable laws and regulations. The Company has not experienced, nor does it anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations.

EMPLOYEES

         As of March 31, 1997 the Company had 937 employees (80 of whom related to discontinued operations), 307 of whom were located outside the United States.

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

ITEM 2.  PROPERTIES

         As of March 31, 1997, eight locations were owned by the Company and approximately forty locations were leased from unrelated third parties. Certain property locations may contain multiple operations, such as an office and warehouse facility.

         The real properties owned by the Company are: its corporate headquarters located in Medina, Ohio (8,000 sq. ft.); an office and manufacturing facility located in Medina, Ohio (64,000 sq. ft.); an office and warehouse facility located in Schaumburg, Illinois (10,000 sq. ft.); two office and warehouse facilities located in Edmonton, Alberta (42,000 sq. ft.); an office and warehouse facility located in Estevan, Saskatchewan (4,000 sq. ft.); and an office, manufacturing and warehouse facility located in Stockton-on-Tees, UK (34,000 sq. ft.). The principal real properties (over 5,000 sq. ft. of floor space) leased by the Company from unrelated third parties are: an office and warehouse facility located in Glendale, Arizona; an office and warehouse facility located in Hayward, California; an office and warehouse facility located in Decatur, Georgia; an office facility located in Ocean City, New Jersey; an office and warehouse facility located in West Chester, Pennsylvania; an office and warehouse facility located in Houston, Texas; an office, manufacturing and warehouse facility located in Santa Fe Springs, California; an office, manufacturing and warehouse facility located in Belle Chasse, Louisiana which is included in net assets held for sale on the consolidated balance sheets; an office and warehouse facility located in Billings, Montana; an office and manufacturing facility located in Sharjah, UAE; an office facility located in Singapore; a manufacturing facility in Johor Baharu, Malaysia; an office and warehouse facility in Jakarta, Indonesia; and an office, manufacturing and warehouse facility in Dammam, Saudi Arabia.

         The Company considers the properties owned or leased by it to be generally sufficient to meet its requirements for office, manufacturing and warehouse space. With the exception of its manufacturing facilities in Santa Fe Springs and Stockton-on-Tees, the Company does not consider any one of its properties to be material, since it believes that if it becomes necessary or desirable to relocate any of its office, manufacturing and warehouse facilities, other suitable properties could be found.

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

         In addition, the Company is cooperating in a related investigation being conducted by the Securities and Exchange Commission. In the opinion of management, the ultimate resolution of this matter will not materially affect future operations, the financial position or cash flows of the Company.

         On October 17, 1996, the Company reached an agreement in principle to settle the securities class action and shareholder derivative lawsuits. The total of the settlement was $6.1 million. The Company has agreed to pay $1.1 million in cash, to issue a promissory note in the amount of $0.5 million and to pay an additional $1.4 million in cash or equity securities valued at the time of distribution. The Company's directors and officers ("D&O") liability insurance carrier has agreed to pay the balance of the settlement amount. During the quarter ended September 30, 1996, the Company recorded an unusual charge totaling $2.4 million relating to the settlement. Such amount represented the Company's share of the proposed settlement, net of estimated litigation related legal fees to be reimbursed by the D&O carrier.

         On February 21, 1997, the United States District Court (N.D. Ohio) granted preliminary approval to the stipulation of settlement in the securities class action and shareholder derivative action lawsuits. A new amended complaint was filed consolidating the class and derivative claims into one case. On April 22, 1997, the Court granted final approval to the stipulation of settlement. No class member objected to or opted out of the settlement.

         The Company is not involved in any other material litigation; however, the Company is involved in routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the names of all executive officers of the Company and certain other information relating to their position held with the Company and other business experience.


     EXECUTIVE OFFICER        AGE                    RECENT BUSINESS EXPERIENCE
     -----------------        ---                    --------------------------

Joseph W. Rog                 57       Chairman of the Board of Directors since June 1993 and Chief
                                       Executive Officer since the Company's formation in 1984. President of the Company since June 1995 and from January 1984 to June 1993.

Michael K. Baach              42       Executive Vice President since April 1993, Assistant Secretary since
                                       June 1995 and Senior Vice President since 1992. Prior to that, Mr.
                                       Baach was Vice President of Sales and Marketing since the Company's formation in 1984.

George A. Gehring, Jr.        53       Executive Vice President since April 1993 and Senior Vice President since 1991. Prior to that, Mr. Gehring served as President of Ocean
                                       City Research Corporation.

David H. Kroon                47       Executive Vice President since April 1993 and Senior Vice President since the Company's formation in 1984.


Barry W. Schadeck             46       Executive Vice President since June 1995 and President of Corrpro
                                       Canada, Inc., a wholly-owned subsidiary of the Company, since its formation in May 1994. Prior to that, Mr. Schadeck served as
                                       President since April 1993 and Chief Financial Officer since 1979 of the Company's Commonwealth



     EXECUTIVE OFFICER        AGE                    RECENT BUSINESS EXPERIENCE
     -----------------        ---                    --------------------------

                                       Seager Group subsidiary.

David M. Hickey               51       Executive Vice President of Manufacturing and International
                                       Operations since June 1995 and President of Rohrback Cosasco Systems,
                                       Inc., a wholly-owned subsidiary of the Company since its acquisition in August, 1994. Prior to that, Mr. Hickey was President of Rohrback
                                       Cosasco Systems, Inc., a wholly-owned subsidiary of MascoTech, Inc.

Neal R. Restivo               37       Senior Vice President, Chief Financial Officer, Secretary and
                                       Treasurer since October 1995. From November 1989 to September 1995,
                                       Mr. Restivo was with Waxman Industries, Inc., most recently as Senior
                                       Vice President, Finance and Chief Financial Officer. Prior to that, from August 1982 to November 1989, Mr. Restivo was employed by Arthur
                                       Andersen LLP, where he was an Audit Manager since 1988.

Mozelle T. Jackson            30       Vice President and Corporate Controller since December 1995. Prior to that Ms. Jackson was with Waxman Industries, Inc. most recently as
                                       Vice President, Corporate Controller. Ms. Jackson had prior experience with the Allen Group Inc. and Arthur Andersen LLP.

John D. Moran                 39       General Counsel and Assistant Secretary since December 1996. Prior to that, Mr. Moran was in-house counsel for Sealy Corporation for ten years and served as Secretary. Mr. Moran had prior experience with
                                       Grant Thornton.


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


                                    FISCAL 1997                FISCAL 1996
                                    -----------                -----------
                               HIGH             LOW        HIGH             LOW
                               ----             ---        ----             ---

First Quarter                $10.25           $7.25     $19.25           $5.63
Second Quarter                 8.88            7.63       7.38            5.88
Third Quarter                  9.50            7.25       6.50            5.25
Fourth Quarter                10.25            9.00       7.88            5.75

HOLDERS OF RECORD
         On June 2, 1997, there were 306 holders of record of the Company's Common Shares.

DIVIDENDS

         In recent years, the Company has not paid any cash dividends on its Common Shares. The Company currently anticipates that it will retain all future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Provisions within the Company's domestic bank credit agreement limit the Company's ability to pay cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                         FISCAL YEAR ENDED MARCH 31,
                                                                         ---------------------------
                                                    1997          1996        1995          1994         1993        1992
                                                    ----          ----        ----          ----         ----        ----
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF INCOME DATA:
Revenues                                          $ 139,604    $ 127,773    $ 118,515    $  69,536    $  50,075   $  45,998
Cost of sales                                        97,813       94,609       82,118       45,833       33,054      31,156
                                                  ---------    ---------    ---------    ---------    ---------   ---------
Gross profit                                         41,791       33,164       36,397       23,703       17,021      14,842
Selling, general and administrative expenses         30,421       31,322       29,557       16,206       12,493      12,928
Unusual items                                         1,700        4,368           --        1,622           --          --
                                                  ---------    ---------    ---------    ---------    ---------   ---------
Operating income (loss)                               9,670       (2,526)       6,840        5,875        4,528       1,914
Interest expense                                      1,696        1,937          888          887        1,328       1,847
                                                  ---------    ---------    ---------    ---------    ---------   ---------
Income (loss) from continuing operations before
  income taxes, extraordinary charge and
  cumulative effect of change in accounting
  principle                                           7,974       (4,463)       5,952        4,988        3,200          67
Income tax provision (benefit)                        3,167       (1,056)       2,661        2,282        1,200          52
                                                  ---------    ---------    ---------    ---------    ---------   ---------
Income (loss) from continuing operations before
  extraordinary charge and cumulative effect of
  change in accounting principle                      4,807       (3,407)       3,291        2,706        2,000          15
Discontinued operations:
     Loss from operations, net of tax benefit        (1,037)      (1,735)        (455)          --           --          --
     Loss on disposal, net of tax benefit            (3,960)          --           --           --           --          --
Extraordinary charge, net of tax benefit                 --          (70)          --         (102)          --          --
Cumulative effect on prior years of change
  in accounting principle                                --           --           --          136           --          --
                                                  ---------    ---------    ---------    ---------    ---------   ---------
Net income (loss)                                 $    (190)   $  (5,212)   $   2,836    $   2,740    $   2,000   $      15
                                                  =========    =========    =========    =========    =========   =========
EARNINGS PER SHARE:
Income (loss) from continuing operations before
  extraordinary charge                            $    0.71    $   (0.55)   $    0.49    $    0.67    $    0.81   $    0.01
Discontinued operations:
     Loss from operations, net of tax benefit         (0.16)       (0.28)       (0.06)          --           --          --
     Loss on disposal, net of tax benefit             (0.58)          --           --           --           --          --
Extraordinary charge, net of tax benefit                 --        (0.01)          --        (0.02)          --          --
Cumulative effect of change in accounting
  principle                                              --           --           --         0.03           --          --
                                                  ---------    ---------    ---------    ---------    ---------   ---------
Net income (loss)                                 $   (0.03)   $   (0.84)   $    0.43    $    0.68    $    0.81   $    0.01
                                                  =========    =========    =========    =========    =========   =========
Weighted average number of Common Shares
  outstanding                                         6,789        6,212        6,667        4,027        2,468       2,576

                                                                                   MARCH 31,
                                                                                   ---------
                                                    1997          1996        1995          1994         1993        1992
                                                    ----          ----        ----          ----         ----        ----

BALANCE SHEET DATA:
Working capital, excluding net assets held
  for sale                                         $ 35,082    $  30,358    $  31,229    $  20,441    $   8,526   $   8,577
Total assets                                        106,918      107,398      108,758       67,858       21,880      21,418
Long-term debt, net of current portion               25,635       26,616       25,869       21,492       10,700      13,694
Minority interest                                       473          502        4,067        4,022           --          --
Shareholders' equity                                 54,676       54,281       56,060       24,301        2,814         361

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Fiscal 1997 was a transitional year for the Company and its primary objective was to enhance profitability through gross profit improvements, operating expense reductions and improved working capital management. As its improved results demonstrate, the Company has been successful in meeting this objective. On a going forward basis, the Company's objective is to better utilize its engineering capabilities and focus on the more profitable engineering and construction side of the business. During March 1997, the Company adopted a formal plan to put its Corrtherm foundry operation, located in Belle Chasse, Louisiana up for sale. The decision was consistent with the Company's objective as Corrtherm operates exclusively in the product side of the business. For financial reporting purposes, Corrtherm is now reported as a discontinued operation and the consolidated financial statements have been reclassified to report separately Corrtherm's net assets and results of operations.

OPERATING RESULTS OF THE COMPANY

YEAR ENDED MARCH 31, 1997 COMPARED TO YEAR ENDED MARCH 31, 1996

REVENUES

         Revenues from continuing operations for fiscal 1997 totaled $139.6 million compared with $127.8 million for fiscal 1996, an increase of 9.3%. The increase was all internally generated, as there were no acquisitions in either fiscal year. During fiscal 1997, approximately 48% of the Company's revenues related to services and 52% related to product sales. In fiscal 1996, service and product sales represented approximately 52% and 48%, respectively, of the Company's revenues.

         Revenues from services increased approximately $1.6 million or 2.4% as the Company emphasized profitability over revenue growth. Fiscal 1996 service revenues were negatively impacted during the fourth quarter by unusually severe winter weather in parts of the U.S. and Canada, resulting in certain engineering and construction projects being delayed to future periods.

         Product revenues increased $10.3 million or 16.6% primarily due to growth at the Company's Wilson Walton UK operations as well as growth from the Company's core businesses. Wilson Walton's results benefited from several large offshore projects that were in process during fiscal 1997.

  GROSS PROFIT

         The Company's gross profit for fiscal 1997 totaled $41.8 million (or 29.9% of revenues) compared to $33.2 million (or 26.0% of revenues) for fiscal 1996, an increase in gross profit dollars of 26.0%.

         Gross profit related to services totaled $23.3 million (or 34.5% of service revenues) for fiscal 1997 compared to $17.6 million (or 26.7% of service revenues) for fiscal 1996, an increase in gross profit dollars of 32.2%. The improvement in service margins is primarily the result of the pricing disciplines effected during fiscal 1996. The full benefit of these were realized in fiscal 1997. During fiscal 1996, the Company completed a number of lower margin jobs and orders which were in the backlog at the beginning of the fiscal year.

         Gross profit related to product sales totaled $18.5 million (or 25.7% of product sales) for fiscal 1997 compared to $15.6 million (or 25.2% of product sales) for fiscal 1996, an increase in gross profit dollars of 19.0%.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         S,G&A expense for fiscal 1997 totaled $30.4 million (or 21.8% of revenues) compared to $31.3 million (or 24.5% of revenues) for fiscal 1996, a decrease of 2.9%. The decrease is primarily due to the cost reduction measures implemented in fiscal 1996.

  UNUSUAL ITEMS

         During fiscal 1997, the Company recorded a net unusual charge totaling $1.7 million. The unusual charge includes a $2.4 million charge related to the final settlement of the securities and class action and shareholder derivative lawsuits filed in 1995, offset by a $0.7 million gain on the sale of a small non-core business recorded during the fourth quarter. During fiscal 1996, the Company recorded unusual charges totaling $4.4 million. Such charges consisted primarily of litigation-related legal expenses as well as costs associated with the consolidation of facilities.

  OPERATING INCOME (LOSS)

         Operating income for fiscal 1997 totaled $9.7 million compared with an operating loss of $2.5 million during fiscal 1996. The increase is attributable to higher gross margins and a reduction in S,G&A expense. The current year results include a net unusual charge of $1.7 million. The fiscal 1996 operating loss included a $4.4 million unusual charge. Excluding the impact of the unusual items, operating income for fiscal 1997 increased 517% over fiscal 1996 results.

  INTEREST EXPENSE

         Interest expense for fiscal 1997 totaled $1.7 million compared to $1.9 million for fiscal 1996. The decrease is primarily attributable to the paydown of long-term debt and a decrease in the average interest rate.

  INCOME TAX PROVISION (BENEFIT)

         The Company recorded a provision for income taxes of $3.2 million for fiscal 1997 compared to a benefit of $1.1 million for fiscal 1996. The effective tax rate for fiscal 1997 was 39.7% compared to (23.7)% for fiscal 1996. See Note 7 to Notes to Consolidated Financial Statements for reconciliations of the Company's effective tax rates.

  INCOME (LOSS) FROM CONTINUING OPERATIONS

         Income from continuing operations for fiscal 1997 totaled $4.8 million, compared with a loss of $3.4 million in fiscal 1996.

DISCONTINUED OPERATIONS

         The Company's operating loss from discontinued operations totaled $1.0 million in fiscal 1997 compared to $1.7 million in fiscal 1996. During fiscal 1997, the Company recorded a $4.0 million charge (net of tax benefit) relating to the decision to sell Corrtherm.

  NET LOSS

         The Company incurred a net loss of $0.2 million for fiscal 1997 compared to a net loss of $5.2 million for fiscal 1996. The fiscal 1996 net loss includes a $0.1 million extraordinary charge related to the early retirement of bank debt.

YEAR ENDED MARCH 31, 1996 COMPARED TO YEAR ENDED MARCH 31, 1995

REVENUES

         Revenues for fiscal 1996 totaled $127.8 million, an increase of $9.3 million or 7.8% over fiscal 1995. Approximately $4.0 million of the increase is attributable to the inclusion of sales relating to RCS. The Company acquired all the shares of RCS in the second quarter of fiscal 1995. Excluding the impact of the RCS acquisition, revenues for fiscal 1996 increased approximately 4.5%.

         During fiscal 1996, approximately 52% of the Company's revenues related to services and 48% related to product sales. In fiscal 1995, service and product sales each represented approximately 52% and 48%, respectively, of the Company's revenues.

         Revenues from services, excluding the impact of the RCS acquisition, increased approximately $2.9 million or 4.7% over fiscal 1995. The increase is attributable to growth in revenues in the Company's domestic market (historical core businesses), at its operations in Canada and at Wilson Walton. Fiscal 1996 service revenues were negatively impacted during the fourth quarter by unusually severe winter weather in parts of the U.S. and Canada, resulting in certain engineering and construction projects being delayed to future periods.

         Product revenues, excluding the impact of the RCS acquisition, were up $2.4 million or 4.4%. Product revenues relating to the domestic operations and Canada increased during fiscal 1996; however, such increases were offset by lower anode sales (primarily in the fourth quarter) as well as decreased product revenues at the Company's Good-All and Wilson Walton operations. Product revenues at Good-All were down approximately $0.9 million between years. Wilson Walton's product revenues were down approximately $0.3 million between years. The entire decrease, however, relates to the first half of fiscal 1996. Wilson Walton's product revenues increased by approximately $2.2 million during the second half of fiscal year 1996 as compared to the prior year second half results.

  GROSS PROFIT

         The Company's gross profit for fiscal 1996 totaled $33.2 million (or 26.0% of revenues) compared to $36.4 million (or 30.7% of revenues) for fiscal 1995, a decrease in gross profit dollars of 8.9%.

         Gross profit related to services totaled $17.6 million (or 26.7% of service revenues) for fiscal 1996 compared to $21.8 million (or 35.1% of service revenues) for fiscal 1995, a decrease in gross profit dollars of 19.5%. Gross profit margins were negatively impacted during the first half of fiscal 1996 by the backlog of lower margin jobs. During fiscal 1996, the Company completed a number of lower margin jobs and orders which were in the backlog at the beginning of the fiscal year. Service gross profit margins were also negatively impacted during the first half of fiscal 1996 by increased use of third party contractors, as well as higher labor and overhead costs. Service gross profit margins did, however, begin to show improvement during the second half of fiscal 1996. Fourth quarter service margins were unfavorably impacted by severe winter weather in Canada which negatively impacted the profitability of a large project completed during the quarter.

         Gross profit related to product sales totaled $15.6 million (or 25.2% of product sales) for fiscal 1996 compared to $14.6 million (or 25.8% of product sales) for fiscal 1995, an increase in gross profit dollars of 7.0%. Excluding the impact of the RCS acquisition, product gross profit dollars decreased 5.4%. The decrease in product gross margins is the result of lower margins at the Company's Good-All and Wilson Walton operations partially offset by improved product margins at the Company's domestic operations. Product gross profit margins did, however, begin to show improvement during the second half of fiscal 1996.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         S,G&A expense for fiscal 1996 totaled $31.3 million (or 24.5% of revenues) compared to $29.6 million (or 24.9% of revenues) for fiscal 1995, an increase of 6.0%. Approximately $1.4 million of the increase relates to the inclusion of S,G&A expenses of RCS. Excluding the impact of RCS, S,G&A expense increased approximately $0.3 million between years.

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

  UNUSUAL ITEMS

         During fiscal 1996, the Company recorded unusual charges totaling approximately $4.4 million. Such charges consisted primarily of litigation-related legal expenses as well as costs associated with the consolidation of facilities. See Liquidity and Capital Resources and Note 12 of Notes to the Consolidated Financial Statements for further discussion regarding litigation.

  OPERATING INCOME (LOSS)

         The Company incurred an operating loss of $2.5 million during fiscal 1996 compared to operating income of $6.8 million during fiscal 1995. The decrease is primarily attributable to lower gross profit and the unusual charges discussed above.

  INTEREST EXPENSE

         Interest expense for fiscal 1996 totaled $1.9 million compared to $0.9 million for fiscal 1995. The increase is primarily attributable to the additional interest cost associated with the RCS acquisition as well as increased borrowings to meet working capital needs.

  INCOME TAX PROVISION (BENEFIT)

         The Company recorded a benefit for income taxes of $1.1 million for fiscal 1996 compared to a provision of $2.7 million for fiscal 1995. The effective tax rate for fiscal 1996 was (23.7)% compared to 44.7% for fiscal 1995. The (23.7)% rate reflects a benefit derived from losses which will be carried back to prior year tax returns. The fiscal 1995 effective tax rate was impacted by a higher proportion of income generated in Canada, which is taxed at a higher rate, and the impact of permanent tax basis differences in the United States. See Note 7 to Notes to Consolidated Financial Statements for reconciliations of the Company's effective tax rates.

  INCOME (LOSS) FROM CONTINUING OPERATIONS

         The Company's loss from continuing operations totaled $3.4 million in fiscal 1996 compared to income from continuing operations of $3.3 million in fiscal 1995.

  DISCONTINUED OPERATIONS

         The Company's operating loss from discontinued operations totaled $1.7 million in fiscal 1996 compared to $0.5 million in fiscal 1995.

NET INCOME (LOSS)

         The Company incurred a net loss of $5.2 million for fiscal 1996 compared to net income of $2.8 million for fiscal 1995. The fiscal 1996 net loss includes a $0.1 million extraordinary charge related to the early retirement of bank debt. Excluding the impact of the unusual charges, the majority of the current year loss was incurred during the first half of fiscal 1996. The Company began to realize the impact of the actions instituted to improve margins and reduce costs described above during the second half of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company had working capital (excluding net assets held for sale), of $35.1 million compared to $30.4 million at March 31, 1996, an increase of $4.7 million or 15.6%. The increase is primarily the result of increased accounts receivable and inventory levels. The increased accounts receivable level is mainly due to Corrpro Canada's strong performance in the fourth quarter. The increased inventory level is mainly due to the timing of several large offshore projects at Wilson Walton. The Company generated cash flow from continuing operations of $3.4 million. On a consolidated basis, the Company generated cash flow from operations of $3.7 million.

         Cash used for investing activities totaled $2.4 million during fiscal 1997 and included $1.9 million of net capital expenditures and the disbursement of $0.5 million relating to the purchase of technology rights. Cash used for financing activities totaled $1.2 million during fiscal 1997 which included $0.8 million related to the repurchase of the Company's Common Shares.

         On March 29, 1996, the Company entered into a $37.5 million domestic bank credit facility which consists of a three-year $32.5 million revolver which expires on March 31, 1999 and a four-year $5 million term loan which matures on March 31, 2000. The term loan is payable in quarterly installments of $150,000 in fiscal 1997 and 1998 and $300,000 in fiscal 1999 and 2000 with the balance due on maturity. Borrowings under the credit facility were initially limited to borrowing base amounts as defined in the credit agreement. Effective March 31, 1997, the borrowing base limitations have been removed. The credit agreement was amended as of October 23, 1996 and March 31, 1997 to revise certain definitions.

         In addition to the domestic bank credit facility, the Company has various smaller lines of credit with foreign banks which totaled approximately $3.8 million. Total availability under the domestic and foreign credit facilities at March 31, 1997 was approximately $15.2 million. The Company was in compliance with all of its debt covenants at March 31, 1997.

         As previously reported, in June 1995 the Company announced that earnings per share for fiscal 1995 were expected to be substantially below analysts' expectations, and in August the Company restated its previously reported results for the second and third quarters of fiscal 1995. Class action litigation and shareholder derivative litigation were commenced seeking substantial damages from the Company and/or certain of its current and former directors and officers. In addition, the Company is cooperating in a related investigation being conducted by the Securities and Exchange Commission. See
Part I, Item 3, Legal Proceedings. The Company is a party to indemnification agreements with the individual defendants in the class action and shareholder derivative litigation, and the Company has been paying the reasonable expenses (including attorneys' fees) of the individual defendants in defending such lawsuits. The individual defendants have each furnished to the Company a written undertaking to repay the amounts so paid if it shall ultimately be determined that such individual defendant is not entitled to indemnification.

         On October 17, 1996, the Company reached an agreement in principle to settle the securities class action and shareholder derivative lawsuits. On April 22, 1997, the United States District Court (N.D. Ohio) granted final approval to the stipulation of settlement. The total of the settlement was $6.1 million. The Company agreed to pay $1.1 million in cash, to issue a promissory note in the amount of $0.5 million and to pay an additional $1.4 million in cash or equity securities valued at the time of distribution. The Company's D&O carrier agreed to pay the balance of the settlement amount. To date, the Company has paid approximately $1.0 million in cash relating to the settlement.

         The Company believes that cash generated by operations and amounts available under its domestic bank credit facility and foreign lines of credit will be sufficient to satisfy the Company's liquidity requirements through at least fiscal 1998. This includes the remaining cash requirements relating to the settlement of the litigation discussed above.

         In connection with the proposed acquisition of CPS, the Company is currently in the process of negotiating a new credit facility, the proceeds of which will be used to refinance existing domestic bank indebtedness as well as finance the acquisition. See Part I, Item 1, Recent Developments.

CHANGES IN ACCOUNTING STANDARDS

         See Notes 1 and 10 of Notes to Consolidated Financial Statements for a discussion of the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and SFAS No. 123, "Accounting for Stock-Based Compensation". In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented in comparative statements. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded from the calculation. Due to the immaterial amount of common stock equivalents in the Company's current primary earnings per share calculation, the adoption of SFAS No. 128 is not expected to have a material impact on the calculations of primary earnings per share reported for the fiscal years ended March 31, 1997 and March 31, 1996. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these periods is also expected to be immaterial.

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

         Not applicable.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Corrpro Companies, Inc.

We have audited the consolidated financial statements of Corrpro Companies, Inc. and subsidiaries (the Company) as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of the Company as of March 31, 1996 and 1995, were audited by other auditors whose report thereon dated May 28, 1996, expressed an unqualified opinion on those statements, before the restatement described in
Note 2 to the consolidated financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corrpro Companies, Inc. and subsidiaries as of March 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

We also audited the adjustments described in Note 2 that were applied to restate the 1996 and 1995 consolidated financial statements for discontinued operations treatment. In our opinion, such adjustments are appropriate and have been properly applied.

KPMG PEAT MARWICK LLP
Cleveland, Ohio
May 14, 1997

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Corrpro Companies, Inc.

In our opinion, the consolidated balance sheet and the related consolidated statements of income, of shareholders' equity and of cash flows, prior to restatement for discontinued operations (not presented herein), present fairly, in all material respects, the financial position, results of operations and cash flows of Corrpro Companies, Inc. and its subsidiaries (the Company) as of and for each of the two years in the period ended March 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of the Company for any period subsequent to March 31, 1996, nor have we examined any adjustments applied to the 1996 and 1995 financial statements which give effect to the Company's 1997 decision to discontinue certain operations.

PRICE WATERHOUSE LLP
Cleveland, Ohio
May 28, 1996

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1997 AND 1996

                                 (In Thousands)

                                     ASSETS

                                                                 1997       1996
                                                                 ----       ----

CURRENT ASSETS:
    Cash and cash equivalents                               $   3,233    $   3,249
    Accounts receivable, net                                   32,622       28,658
    Inventories                                                18,031       14,676
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                     2,498        2,145
    Prepaid expenses and other                                  4,126        6,955
    Net assets held for sale                                   11,277       14,910
                                                            ---------    ---------
         Total current assets                                  71,787       70,593
                                                            ---------    ---------

PROPERTY AND EQUIPMENT:
    Land                                                          553          782
    Buildings and improvements                                  4,840        6,404
    Equipment, furniture and fixtures                          12,358       10,725
                                                            ---------    ---------
                                                               17,751       17,911
    Less accumulated depreciation                              (7,231)      (5,531)
                                                            ---------    ---------
    Property and equipment, net                                10,520       12,380
                                                            ---------    ---------

OTHER ASSETS:
    Goodwill, net                                              21,218       21,296
    Patents and other intangibles, net                          1,923        1,617
    Other                                                       1,470        1,512
                                                            ---------    ---------
         Total other assets                                    24,611       24,425
                                                            ---------    ---------
                                                            $ 106,918    $ 107,398
                                                            =========    =========



           The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1997 AND 1996

                      (In Thousands, Except per Share Data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                1997         1996
                                                                ----         ----

CURRENT LIABILITIES:
    Short-term borrowings                                   $     249    $      40
    Current portion of long-term debt                           1,803        1,487
    Accounts payable                                           13,607       16,050
    Accrued liabilities and other                               9,769        7,748
                                                            ---------    ---------
         Total current liabilities                             25,428       25,325
                                                            ---------    ---------

LONG-TERM DEBT, NET OF CURRENT PORTION                         25,635       26,616

DEFERRED INCOME TAXES                                             706          674

COMMITMENTS AND CONTINGENCIES                                      --           --

MINORITY INTEREST                                                 473          502

SHAREHOLDERS' EQUITY:
    Serial Preferred Shares, voting, no par value;
      1,000 shares authorized and unissued                         --           --
    Common Shares, voting, no par value, stated value
      $0.33 per share; 12,000 shares authorized; 6,685
      and 6,584 shares issued in 1997 and 1996; 6,573 and
      6,559 shares outstanding in 1997 and 1996                 2,238        2,196
    Additional paid-in capital                                 50,590       50,043
    Accumulated earnings                                        1,773        1,963
                                                            ---------    ---------
                                                               54,601       54,202
    Cumulative translation adjustment                             894          131
    Common Shares in treasury, at cost                           (819)         (52)
                                                            ---------    ---------
         Total shareholders' equity                            54,676       54,281
                                                            ---------    ---------
                                                            $ 106,918    $ 107,398
                                                            =========    =========



           The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                      (In Thousands, Except per Share Data)


                                                        1997          1996          1995
                                                        ----          ----          ----

Revenues:
  Engineering and construction services              $  67,486     $  65,916     $  62,148
  Product sales                                         72,118        61,857        56,367
                                                     ---------     ---------     ---------
                                                       139,604       127,773       118,515
                                                     ---------     ---------     ---------
Cost of sales:
  Engineering and construction services                 44,236        48,330        40,312
  Product sales                                         53,577        46,279        41,806
                                                     ---------     ---------     ---------
                                                        97,813        94,609        82,118
                                                     ---------     ---------     ---------

Gross profit                                            41,791        33,164        36,397

Selling, general and administrative expenses            30,421        31,322        29,557
Unusual items                                            1,700         4,368            --
                                                     ---------     ---------     ---------
Operating income (loss)                                  9,670        (2,526)        6,840

Interest expense                                         1,696         1,937           888
                                                     ---------     ---------     ---------
Income (loss) from continuing operations before
  income taxes and extraordinary charge                  7,974        (4,463)        5,952
Provision (benefit) for income taxes                     3,167        (1,056)        2,661
                                                     ---------     ---------     ---------
Income (loss) from continuing operations before
  extraordinary charge                                   4,807        (3,407)        3,291
Discontinued operations:
  Loss from operations, net of tax benefit              (1,037)       (1,735)         (455)
  Loss on disposal, net of tax benefit                  (3,960)           --            --
                                                     ---------     ---------     ---------
Income (loss) before extraordinary charge                 (190)       (5,142)        2,836
Extraordinary charge, net of tax benefit                    --           (70)           --
                                                     ---------     ---------     ---------
Net income (loss)                                    $    (190)    $  (5,212)    $   2,836
                                                     =========     =========     =========

Earnings per share:
  Income (loss) from continuing operations before
    extraordinary charge                             $    0.71     $   (0.55)    $    0.49
  Discontinued operations:
      Loss from operations, net of tax benefit           (0.16)        (0.28)        (0.06)
      Loss on disposal, net of tax benefit               (0.58)           --            --
  Extraordinary charge, net of tax benefit                  --         (0.01)           --
                                                     ---------     ---------     ---------
  Net income (loss)                                  $   (0.03)    $   (0.84)    $    0.43
                                                     =========     =========     =========

Number of Common and Common Share equivalents            6,789         6,212         6,667
                                                     =========     =========     =========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                      (In Thousands, Except per Share Data)


                                                        COMMON
                                                        SHARES                                         COMMON
                                             SERIAL     ($0.33    ADDITIONAL              CUMULATIVE   SHARES
                                            PREFERRED   STATED      PAID-IN  ACCUMULATED  TRANSLATION    IN
                                             SHARES     VALUE)      CAPITAL   EARNINGS    ADJUSTMENT  TREASURY*   TOTAL
                                             ------     -----       -------   --------    ----------  --------    -----

March 31, 1994                                $   --     $1,316     $19,313      $4,339       $(615)      $(52)   $24,301
  Net income                                      --         --          --       2,836          --         --      2,836
  Issuance of 1,845 Common Shares in
    Secondary Public Offering                     --        615      26,859          --          --         --     27,474
  Exercise of 30 stock options                    --         10         209          --          --         --        219
  Exercise of 144 warrants                        --         48         (48)         --          --         --         --
  Cumulative translation adjustment               --         --          --          --       1,230         --      1,230
                                              ------  --------- -----------   ---------      ------    -------   --------
March 31, 1995                                    --      1,989      46,333       7,175         615        (52)    56,060
  Net loss                                        --         --          --      (5,212)         --         --     (5,212)
  Exercise of 89 stock options                    --         30         391          --          --         --        421
  Conversion of 530 CSG shares                    --        177       3,319          --          --         --      3,496
  Cumulative translation adjustment               --         --          --          --        (484)        --       (484)
                                              ------  --------- -----------   ---------      ------    -------   --------
March 31, 1996                                    --      2,196      50,043       1,963         131        (52)    54,281
  Net loss                                        --         --          --        (190)         --         --       (190)
  Exercise of 126 stock options                   --         42         547          --          --         --        589
  Repurchase of 87 Common Shares                  --         --          --          --          --       (767)      (767)
  Cumulative translation adjustment               --         --          --          --         763         --        763
                                              ------  --------- -----------   ---------      ------    -------   --------
March 31, 1997                                $   --     $2,238     $50,590      $1,773      $  894      $(819)   $54,676
                                              ======  ========= ===========   =========      ======    =======   ========

*Shares held in treasury totaled 25 at March 31, 1994, 1995 and 1996 and 112 at March 31, 1997.



           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                 (In Thousands)

                                                                     1997       1996          1995
                                                                     ----       ----          ----

Cash flows from operating activities:
  Net income (loss)                                              $   (190)    $ (5,212)    $  2,836
  Adjustments to reconcile net income (loss)
    to net cash provided by continuing operations:
  Depreciation and amortization                                     3,259        2,791        2,529
  Deferred income taxes                                              (529)        (900)         282
  (Gain) loss on sale of assets                                      (105)          94         (136)
  Loss from discontinued operations                                 1,037        1,735          455
  Loss on disposal of discontinued operations                       3,960           --           --
  Minority interest                                                   (47)         (54)         181
Changes in operating assets and liabilities,
   net of effects of acquisitions:
        Accounts receivable                                        (3,556)       2,694       (4,423)
        Inventories                                                (3,128)      (1,286)       3,150
        Contracts in progress, net                                   (632)       1,458         (708)
        Prepaid expenses and other                                  4,266         (368)      (2,042)
        Accounts payable and accrued expenses                      (1,147)       3,039       (2,768)
        Other assets                                                  206         (557)       3,378
                                                                 --------     --------     --------
         Total adjustments                                          3,584        8,646         (102)
                                                                 --------     --------     --------
         Net cash provided by continuing operations                 3,394        3,434        2,734
Net cash provided by (used for) discontinued operations               271        2,813      (11,102)
                                                                 --------     --------     --------
         Net cash provided by (used for) operations                 3,665        6,247       (8,368)
                                                                 --------     --------     --------

Cash flows from investing activities:
  Additions to property, plant and equipment                       (2,123)      (3,088)      (1,747)
  Disposal of property, plant and equipment                           236          224          238
  Acquisitions, net of cash acquired                                   --         (700)     (23,283)
  Other assets                                                       (500)        (731)         (59)
                                                                 --------     --------     --------
         Net cash used for investing activities                    (2,387)      (4,295)     (24,851)
                                                                 --------     --------     --------

Cash flows from financing activities:
  Proceeds from long-term debt                                     34,351       51,829       39,870
  Repayment of long-term debt                                     (34,845)     (50,439)     (34,084)
  Repayment of other debt                                            (230)      (1,783)        (898)
  Net proceeds from issuance of Common Shares                         297          207       28,110
  Repurchase of Common Shares                                        (767)          --           --
                                                                 --------     --------     --------
         Net cash provided by (used for) financing activities      (1,194)        (186)      32,998
                                                                 --------     --------     --------

Effect of changes in foreign currency exchange rates                 (100)          99          (62)
                                                                 --------     --------     --------

Net increase (decrease) in cash                                       (16)       1,865         (283)
Cash and cash equivalents at beginning of period                    3,249        1,384        1,667
                                                                 --------     --------     --------
Cash and cash equivalents at end of period                       $  3,233     $  3,249     $  1,384
                                                                 ========     ========     ========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                      (In Thousands, Except per Share Data)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation and basis of presentation

         The consolidated financial statements include the accounts of Corrpro Companies, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain fiscal 1996 and 1995 amounts have been reclassified to conform with the fiscal 1997 presentation.

         The Company operates in a single industry segment domestically and through subsidiaries headquartered in Canada, United Kingdom, Saudi Arabia and Singapore with various other locations in Europe, the Middle East and Asia, which consists of providing corrosion control engineering and monitoring services, systems and equipment to the infrastructure, environmental and energy markets.

Cash and cash equivalents

         The Company considers cash and all other highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Accounts receivable

         Accounts receivable are presented net of allowances for doubtful accounts of $1,735, $1,185, $1,013 and $1,007 at March 31, 1997, 1996, 1995 and
1994, respectively. Bad debt expense totaled $498, $654 and $587 in fiscal 1997, 1996 and 1995, respectively.

         The Company performs ongoing credit evaluations of its customers' financial condition. Corrosion control services are provided to a large number of customers with no substantial concentration in a particular industry.

Inventories

         Inventories are valued at the lower of cost or market with cost being determined on the first-in, first-out method. Inventories are stated net of reserves for excess, slow moving and potentially obsolete materials. Inventories consist of the following at March 31, 1997 and 1996:


                                                1997              1996
                                                ----              ----

Component parts and raw materials             $ 8,437          $ 7,217
Work in process                                   955            1,149
Finished goods                                  8,639            6,310
                                              -------          -------
                                              $18,031          $14,676
                                              =======          =======

Property and equipment

         Property and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. The cost and accumulated depreciation for property and equipment sold, retired, or otherwise disposed of are removed from the accounts, and resulting gains or losses are reflected in income.

         Substantially all of the Company's operations compute depreciation on the straight-line method. Depreciation for the Company's Canadian operations is computed on the declining balance method. Estimated useful lives range from 25 to 40 years for buildings and from 4 to 10 years for equipment, furniture and fixtures. Leasehold improvements are depreciated over the term of the lease. For income tax reporting purposes, depreciation is computed principally using accelerated methods.

         Depreciation expense totaled $1,905, $1,754 and $1,556 in fiscal 1997, 1996 and 1995, respectively.

Goodwill, patents and other intangibles

         Goodwill is being amortized on a straight-line basis, principally over 30 years. Goodwill amortization totaled $777, $796 and $737 in fiscal 1997, 1996 and 1995, respectively. Accumulated amortization was $2,481 and $1,704 at March 31, 1997 and 1996, respectively.

         Included in patents and other intangibles are amortizable assets consisting primarily of patents, trademarks and covenants not to compete. Such assets, with a cost of $3,102 and $2,570 at March 31, 1997 and 1996, respectively, are amortized on the straight-line method over their estimated useful lives ranging from 4 to 20 years. Amortization expense for such assets totaled $345, $295 and $236 in fiscal 1997, 1996 and 1995, respectively.

         The Company uses an undiscounted cash flow method to periodically review the net realizable value of goodwill and other intangible assets and believes that such assets are realizable.

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during 1997. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

Fair value of financial instruments

         The recorded value of cash and cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short maturity of these instruments. The recorded value of the Company's long-term debt is considered to approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

Revenue recognition

         The Company records income from construction and engineering contracts under the percentage-of-completion method. Under this method, revenues are recognized in proportion to the ratio of costs incurred to currently estimated total contract costs. Estimated earnings and costs on contracts are subject to revision throughout the terms of the contracts, and any required adjustments are recorded in the periods in which revisions are made. Accounts receivable includes $861 and $754 at March 31, 1997 and 1996, respectively, of amounts billed but not paid by customers under retainage provisions of contracts. The Company recognizes revenue from product sales upon shipment.

Product development expenses

         Expenditures for product development totaled approximately $783, $718 and $965 in fiscal 1997, 1996 and 1995, respectively.

Income taxes

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the application of the asset and liability method.

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

Financial statement estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

         The Company has adopted the disclosure-only SFAS No. 123, "Accounting for Stock-Based Compensation," and will continue to account for stock-based compensation using Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees."

2.  NET ASSETS HELD FOR SALE:

         During March 1997, the Company adopted a formal plan to put its Corrtherm operation up for sale. Corrtherm is reported as a discontinued operation and the consolidated financial statements have been reclassified to report separately Corrtherm's net assets and results of operations. Prior period consolidated financial statements have been reclassified to the current period presentation.

         As a result of the adoption of the divestiture plan, the Company recorded a $6,000 charge ($3,960 net of the related tax benefit). The charge included the estimated loss on disposal and provisions for other estimated costs to be incurred in connection with the disposal. The amounts the Company will ultimately realize could differ from these estimates.

         Net assets held for sale relating to Corrtherm before adjustment for the estimated loss on disposal at March 31, 1997 consisted of working capital of $2,953, net property and equipment of $7,597, and other assets of $3,052.

         The Company allocated interest of $638, $696 and $224 for fiscal years 1997, 1996 and 1995 to Corrtherm based on the estimated proceeds to be realized from the divestiture.

         Revenues from Corrtherm, which are excluded from consolidated revenues totaled $12,147, $12,748 and $7,494 in fiscal 1997, 1996 and 1995, respectively.
Loss from discontinued operations totaled $1,037, $1,735 and $455 in fiscal 1997, 1996 and 1995 and are net of income tax benefits of $493, $823 and $216, respectively.

         Corrtherm was formed in November 1994 through the combination of the operations of Thermal Reduction Company (TRC) and American Corrosion Services, Inc. (ACS). The Company purchased substantially all of the assets of TRC for $9,309 on October 30, 1994. The excess of the purchase price over the fair value of net assets acquired totaled $2,797. Effective November 1, 1994, the Company purchased ACS for cash of $1,500 and promissory notes aggregating $3,387. The excess of the purchase price over the fair value of net assets acquired totaled $356.

         At March 31, 1997, net assets held for sale includes $1,635 relating to a building located in Colorado which was sold in April 1997. Proceeds received approximated the net book value of the building.

3.  ACQUISITIONS AND DISPOSITIONS:

         In March 1997, the Company sold substantially all of the assets of a non-core business operation located in Lafayette, Louisiana. Proceeds from the sale totaled $2,500 and resulted in a gain of $700 which has been reflected as an unusual item in the accompanying consolidated statements of income. The proceeds consisted of a $2,100 short-term note receivable which is secured by a pledge of the acquiring entities' common stock and a $400 five-year note receivable. Revenues relating to the Lafayette operation, which are included in the consolidated results, totaled $3,832, $3,230 and $2,749 in fiscal 1997, 1996 and 1995, respectively.

         Effective August 1, 1994, the Company purchased all of the shares of Rohrback Cosasco Systems, Inc. ("RCS") for $8,439. Effective October 1, 1994, the Company purchased substantially all of the assets of Wayne Broyles Cathodic Systems, Inc. ("Wayne Broyles") for $925. These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase prices have been allocated to the net assets acquired, on the basis of the estimated fair value of the assets acquired and liabilities assumed at the effective date of acquisition. The results of the acquired entities have been included in the Company's results since the respective effective acquisition dates.

4.  UNUSUAL ITEMS AND EXTRAORDINARY CHARGE:

Unusual items

         During fiscal 1997, the Company recorded an unusual charge totaling $1,700. This amount includes a $2,400 charge which represents the Company's share of the settlement cost relating to the securities class action and shareholder derivative lawsuits, net of estimated litigation related legal fees to be reimbursed by the Company's D&O carrier. See Note 12. Also included is a $700 gain on the sale of a non-core business operation. See Note 3.

         At March 31, 1997, accrued liabilities included $2.1 million related to the securities class action and shareholder derivative lawsuit matters.

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

5.  LONG-TERM DEBT:

         Long-term debt at March 31, 1997 and 1996 consisted of the following:


                                                    1997              1996
                                                    ----              ----

Domestic bank credit facility --
  Revolver                                         $19,669          $19,466
  Term loan                                          4,400            5,000
Other term notes payable                             2,286            2,374
Mortgages payable                                    1,083            1,263
                                                   -------          -------
                                                    27,438           28,103
Less: current portion                                1,803            1,487
                                                   -------          -------
                                                   $25,635          $26,616
                                                   =======          =======

         On March 29, 1996, the Company entered into a $37.5 million domestic bank credit facility with a three-bank group. The credit facility consists of a three-year $32.5 million revolver which matures on March 31, 1999 and a four-year $5.0 million term loan which matures on March 31, 2000. The term loan is payable in quarterly installments of $150 in fiscal 1997 and 1998 and $300 in fiscal 1999 and 2000 with the balance due on maturity. Borrowings under the credit facility were initially limited to borrowing base amounts as defined in the credit agreement. Effective March 31, 1997, the borrowing base limitations have been removed. Interest on revolver and term loan borrowings is based, at the Company's option, on either (a) the prime rate, as defined in the credit agreement or (b) LIBOR plus 1.5% to 2.5%. The spread over LIBOR varies based upon a certain financial covenant. The interest rate on borrowings outstanding at March 31, 1997 and 1996 was 8.50% and 8.25%, respectively. The Company is required to pay a commitment fee of .25% per annum on the unused revolver commitment. Borrowings under the credit facility are secured by the Company's domestic accounts receivable, inventories, certain intangibles, machinery and equipment and real estate owned by the Company located in Colorado. This facility is currently being held for sale and will be released by the three-bank group from the collateral base upon disposition. See Note 2 for further discussion. The Company has also pledged slightly less than two-thirds of the capital stock of its Wilson Walton and Corrpro Canada subsidiaries. The credit agreement requires the Company to maintain certain tangible net worth, leverage, debt service coverage and debt to operating cash flow ratios. The Company was in compliance with all covenants at March 31, 1997. The credit agreement provides the release of collateral upon the Company's achievement of certain financial ratios.

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

         Other term notes payable include certain other promissory notes. These notes bear interest at various rates, which ranged from 6.75% to 11.0% at March 31, 1997. The obligations mature at various intervals between 1998 and 2002.

         Mortgages payable, which bear interest from 7.5% to 9.5% and are due on various dates between 1998 and 2010, are repayable in monthly installments and are secured by the fixed assets of certain subsidiaries.

         The Company's long-term debt matures as follows: $1,803 in 1998, $21,362 in 1999, $3,237 in 2000, $248 in 2001, $238 in 2002 and $550 after 2002.

         The Company also maintains available lines of credit from various foreign banks approximating $3,775 at March 31, 1997, which are secured by the assets of certain foreign subsidiaries. Short-term borrowings amounted to $249 and $40 at March 31, 1997 and 1996, respectively, under these lines of credit. The interest rates on such borrowings at March 31, 1997 ranged from 5.75% to 11.0%.

         Cash paid for interest totaled $2,135, $2,006 and $847 for fiscal years 1997, 1996 and 1995, respectively.

6.  LEASES:

         The Company leases certain office and warehouse space and equipment under operating leases which expire at various dates through 2012. Future minimum rental payments are as follows: $2,011 in 1998, $1,476 in 1999, $836 in 2000, $622 in 2001, $311 in 2002 and $1,280 after 2002 with a cumulative total of $6,536.

         In addition, the Company rents other property on a month-to-month basis. Total rental expense was $2,408, $2,177 and $1,990 for fiscal 1997, 1996 and 1995, respectively.

7.    INCOME TAXES:

         Components of income (loss) from continuing operations before income taxes and extraordinary charge follow:


                                 1997             1996              1995
                                 ----             ----              ----

United States                  $4,075           $(6,558)          $1,693
Foreign                         3,899             2,095            4,259
                                -----            ------            -----
                               $7,974           $(4,463)          $5,952
                                =====            ======            =====

         Components of the provision (benefit) for income taxes by jurisdiction follow:


                                         1997         1996         1995
                                         ----         ----         ----

Current  -- Federal                     $   978      $(1,200)     $  436
         -- State and local                 296          146         136
         -- Foreign                       1,867          863       1,807
                                        -------      -------      ------
                                          3,141         (191)      2,379
                                        -------      -------      ------
Deferred -- Federal                        (114)        (533)        209
         -- State and local                 197         (460)          7
         -- Foreign                         (57)         128          66
                                        -------      -------      ------
                                             26         (865)        282
                                        -------      -------      ------
                                        $ 3,167      $(1,056)     $2,661
                                        =======      =======      ======

         Differences between the statutory United States federal income tax rate (34%) and the effective income tax rate are as follows:


                                             1997         1996         1995
                                             ----         ----         ----

Federal income tax provision (benefit)
  at statutory rate                        $ 2,711      $(1,517)     $2,024
State income taxes, net                        393         (164)         95
Reduction of valuation reserves                (83)          --          --
Foreign tax rate differential                  432          282         424
Meals and entertainment                         80           78         102
Other                                         (366)         265          16
                                           -------      -------      ------
Effective income tax                       $ 3,167      $(1,056)     $2,661
                                           =======      =======      ======


         Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following at March 31, 1997 and 1996:


                                                      1997           1996
                                                      ----           ----

DEFERRED TAX ASSETS
  Bad debts                                         $   553      $   336
  Other reserves                                        594          432
  Uniform cost capitalization                           141          141
  Accrued expenses                                    1,678          905
  Pension and other benefit reserves                    262          242
  Federal tax carryforward and other tax credit
    and carryforwards                                   809        1,195
  State net operating loss carryforwards                230          629
  Other                                                 115           91
                                                    -------      -------
                                                      4,382        3,971
  Valuation reserve                                     (28)        (111)
                                                    -------      -------
         Total deferred tax assets                    4,354        3,860
DEFERRED TAX LIABILITIES
  Fixed assets                                       (1,874)      (1,351)
  Other                                                 (62)         (21)
                                                    -------      -------
         Total deferred tax liabilities              (1,936)      (1,372)
                                                    -------      -------
Total net deferred taxes                            $ 2,418      $ 2,488
                                                    =======      =======

         The valuation reserve has been established for foreign tax credit carryforwards because management believes that it is more likely than not that such benefits will not be realized.

         No provision for United States income tax on approximately $7,673 of undistributed earnings of foreign subsidiaries at March 31, 1997, has been made, because the earnings are indefinitely reinvested in the subsidiaries. Determination of the amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practicable.

         At March 31, 1997, the Company had state net operating loss carryforwards of approximately $4,357 and federal credit carryforwards of $809. The federal credit carryforwards of $708 represent non-expiring alternative minimum credit carryforwards. The remaining federal credit carryforwards and the state carryforwards expire in various future periods. There can be no assurance that tax carryforwards will be utilized.

         Cash paid for income taxes totaled $1,852, $1,776 and $4,276 for fiscal 1997, 1996 and 1995, respectively.

8.  EMPLOYEE BENEFIT PLANS:

         The Company maintains the Corrpro Companies, Inc. Profit Sharing Plan and Trust for all eligible employees in the United States under Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make contributions to the plan. During fiscal 1997, 1996 and 1995, the Company matched 20% of the first 3% of employees' contributions. The matching contributions totaled $83, $81 and $72 in fiscal 1997, 1996 and 1995, respectively. Effective April 1, 1997, the Company match was increased to 50% of the first 4% of employees' contributions.

         One of the Company's foreign subsidiaries has a contributory defined benefit pension plan for certain salaried employees. The Company funds the plan in accordance with recommendations from independent actuaries. Pension benefits generally depend on length of service and job grade.

         Pension expense for fiscal years 1997, 1996 and 1995 is as follows:


                                             1997        1996        1995
                                             ----        ----        ----

Service cost                                 $ 235      $ 210      $ 177
Interest cost                                  182        150        140
Actual return on plan assets                  (141)      (133)       (73)
Net amortization and deferrals                 (33)        (6)       (53)
                                             -----      -----      -----
Net periodic pension cost                    $ 243      $ 221      $ 191
                                             =====      =====      =====

         The funded status of the plan at March 31, 1997 and 1996 is summarized as follows:

                                                     1997         1996
                                                     ----         ----

Accumulated benefit obligation                     $(1,899)     $(1,512)
Effect of increase in compensation levels             (403)        (321)
                                                   -------      -------
Projected benefit obligation                        (2,302)      (1,833)
Plan assets at fair value                            2,130        1,760
                                                   -------      -------
Funded status                                         (172)         (73)
Unrecognized gain                                      (52)         (81)
                                                   -------      -------
Accrued pension liability                          $  (224)     $  (154)
                                                   =======      =======

         Significant actuarial assumptions include both a discount rate and expected long-term return on plan assets of 8.5% and 9.0% in fiscal 1997 and 1996, respectively, and an assumed rate of increase in compensation levels of 6.5% in 1997 and 7.0% in 1996.

         The Company has entered into an employment agreement with one of its executives which provides, among other things, that such employee shall be eligible at 63 1/2 to receive retirement income, with a lifetime survivor benefit, in an amount equal to 50% of base salary. The Company is providing for this deferred compensation benefit over the term of the agreement.

9.  SHAREHOLDERS' EQUITY:

         In May 1994, the Company received net proceeds of $28,114 from a secondary offering of 1,845 Common Shares. The proceeds were used to repay indebtedness incurred to finance certain acquisitions.

         In connection with the acquisition of the Commonwealth Seager Group in April 1993, the Company issued to the sellers preferred stock of a subsidiary that could be exchanged for a maximum of 680 Common Shares of the Company. At March 31, 1996, all preferred shares had been exchanged for Common Shares.

         In November 1996, the Board of Directors authorized a program to repurchase up to 600 shares of the Company's outstanding common shares. During fiscal 1997, the Company repurchased approximately 87 shares at a total cost of $767 under this program.

10.  STOCK PLANS:

         The Company has options outstanding under two stock option plans: the 1994 Corrpro Stock Option Plan (the 1994 Plan) and the 1994 Corrpro Outside Directors' Stock Option Plan (the Directors Plan). In addition, prior to its initial public offering in September 1993, the Company issued stock options under various arrangements.

         The 1994 Plan provides for the granting of options to certain key employees and consultants at terms not to exceed 10 years. The Directors Plan provides for the granting of options to those directors who are not employees or consultants of the Company.

         Stock option activity for the Company during fiscal 1997, 1996 and 1995 was as follows:


NUMBER OF SHARES                                        1997              1996             1995
----------------                                        ----              ----             ----

Options outstanding, beginning of year                   619               681              523
Granted                                                  163               274              194
Exercised                                               (126)              (89)             (30)
Expired or canceled                                      (11)             (247)              (6)
                                                        ----              ----             ----
Outstanding, end of year                                 645               619              681
                                                         ---               ---              ---

Exercisable, end of year                                 393               411              446
Available for grant, end of year                          88               168               96

Price range of options:
   Granted                                             $8.11 to          $5.98 to        $14.64 to
                                                      $11.21             $8.59           $21.13

   Exercised                                           $2.33 to          $2.33            $2.33
                                                       $6.88

   Outstanding, end of year                            $2.33 to          $2.33 to         $2.33 to
                                                      $21.66            $21.66           $21.66

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and will continue to account for stock-based compensation using APB No. 25 "Accounting for Stock Issued to Employees." Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's income
(loss) from continuing operations and income (loss) from continuing operations per share would have been reduced to the pro forma amounts indicated below:


                                                            1997           1996
                                                            ----           ----
Income (loss) from continuing operations:
     As reported                                           $4,807       $(3,407)
     Pro forma                                              4,467        (3,622)

Income (loss) from continuing operations per share:
     As reported                                           $ 0.71       $ (0.55)
     Pro forma                                               0.66         (0.58)

         The pro forma effects on net income (loss) for 1997 and 1996 are not representative of the pro forma effects on net income (loss) in future years as the compensation cost for each year's grant is recognized over its vesting period and compensation costs for options granted prior to April 1, 1995 is not considered.

11.  BUSINESS SEGMENTS:

         The Company operates in a single industry segment domestically and through subsidiaries headquartered in Canada, United Kingdom, Saudi Arabia and Singapore, with various other locations in Europe, the Middle East and Asia. Inventory transfers between geographic locations are recorded at cost plus a mark-up; intercompany revenues and profits are eliminated. Assets of geographic areas are identified with the operations of each area. Assets used for general corporate purposes are not considered significant and have therefore been reflected in the United States segment information.

         The Company's operations by geographic area are presented below:

                                                                   1997         1996           1995
                                                                   ----         ----           ----

Net continuing operations revenues, including intercompany:
  United States                                                 $  75,133      $  72,698      $  67,686
  Canada                                                           18,315         17,981         19,153
  United Kingdom and Europe                                        25,237         19,376         11,408
  Middle East and Asia                                             31,065         24,236         26,108
  Intercompany                                                    (10,146)        (6,518)        (5,840)
                                                                ---------      ---------      ---------
                                                                $ 139,604      $ 127,773      $ 118,515
                                                                =========      =========      =========
Income (loss) from continuing operations before taxes:
  United States                                                 $   6,797      $  (4,312)     $   3,008
  Canada                                                            2,126          1,810          2,728
  United Kingdom and Europe                                         1,502            (78)           209
  Middle East and Asia                                                727             54            895
  Adjustments/eliminations                                         (1,482)            --             --
                                                                ---------      ---------      ---------
    Operating income (loss)                                         9,670         (2,526)         6,840
  Interest expense                                                 (1,696)        (1,937)          (888)
                                                                ---------      ---------      ---------
                                                                $   7,974      $  (4,463)     $   5,952
                                                                =========      =========      =========
Identifiable assets:
  United States                                                 $  57,463      $  59,505      $  53,964
  Canada                                                           17,473         17,726         27,591
  United Kingdom and Europe                                        14,756         19,650         20,487
  Middle East and Asia                                             17,226         10,172          7,898
  Adjustments/eliminations                                             --            345         (1,182)
                                                                ---------      ---------      ---------
                                                                $ 106,918      $ 107,398      $ 108,758
                                                                =========      =========      =========

12.  LEGAL MATTERS:

         On October 17, 1996, the Company reached an agreement in principle to settle the securities class action and shareholder derivative lawsuits which were filed after the release of the Company's fiscal 1995 earnings. The total of the settlement is $6.1 million. The Company has agreed to pay $1.1 million in cash, to issue a promissory note in the amount of $0.5 million and to pay an additional $1.4 million in cash or equity securities valued at the time of distribution. The Company's D&O carrier has agreed to pay the balance of the settlement amount. During the quarter ended September 30, 1996, the Company recorded an unusual charge totaling $2.4 million relating to the settlement. Such amount represents the Company's share of the proposed settlement, net of estimated litigation related legal fees to be reimbursed by the D&O carrier. On April 22, 1997, the United States District Court (N.D. Ohio) granted final approval to the stipulation of settlement in the securities class action and shareholder derivative action lawsuits. No class member objected to or opted out of the settlement. In addition, the Company is cooperating in a related investigation being conducted by the Securities and Exchange Commission. In the opinion of management, the ultimate resolution of this matter will not materially affect future operations, the financial position or cash flows of the Company.

         The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to any such matters will not materially affect future operations, the financial position or cash flows of the Company.

                       SUPPLEMENTAL FINANCIAL INFORMATION


Quarterly Results of Operations (unaudited):

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended March 31, 1997 and 1996.



Three Months Ended                                              06/30/96    09/30/96     12/31/96     03/31/97          Total
------------------------------------------------------------------------------------------------------------------------------
(In Thousands, Except per Share Data)

Revenues                                                       $  33,978    $  37,290    $  36,511    $  31,825      $ 139,604

Operating income                                                   2,801        1,532        3,170        2,167          9,670

Income from continuing operations                                  1,448          628        1,666        1,065          4,807

Net income (loss)                                                  1,220          483        1,480       (3,373)          (190)

Earnings per share:
    Income from continuing operations                          $    0.21   $     0.09   $     0.25     $   0.16       $   0.71
    Net income (loss)                                               0.18         0.07         0.22        (0.50)         (0.03)

Weighted average number of shares                                  6,785        6,801        6,794        6,778          6,789



Three Months Ended                                              06/30/95    09/30/95     12/31/95     03/31/96          Total
------------------------------------------------------------------------------------------------------------------------------
(In Thousands, Except per Share Data)

Revenues                                                       $  28,208    $  34,572    $  34,152    $  30,841      $ 127,773

Operating income                                                  (4,190)         916        2,267       (1,519)        (2,526)

Income (loss) from continuing operations                          (3,079)          42        1,093       (1,463)        (3,407)

Net income (loss)                                                 (3,146)      (1,043)         715       (1,738)        (5,212)

Earnings per share:
    Income (loss) from continuing operations                       (0.52)        0.01         0.16        (0.22)         (0.55)
    Net income (loss)                                              (0.53)       (0.17)        0.11        (0.26)         (0.84)

Weighted average number of shares                                  5,956        5,979        6,716         6,559         6,212

                                    PART III

         Part III, except for certain information relating to Executive Officers included in Part I, Item 4A, is omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended March 31, 1997 a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1)    THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS ARE INCLUDED IN
                PART II, ITEM 8:

                Reports of Independent Accountants

                Consolidated Balance Sheets at March 31, 1997 and 1996

                Consolidated Statements of Income for the years ended March 31,
                  1997, 1996 and 1995

                Consolidated Statements of Shareholders' Equity for the years ended March 31, 1997, 1996 and 1995

                Consolidated Statements of Cash Flows for the years ended March
                  31, 1997, 1996 and 1995

                Notes to Consolidated Financial Statements

      (a)(2)    FINANCIAL STATEMENT SCHEDULES:

                The financial statement schedules have been omitted as they are not required or not applicable, or as the information is furnished elsewhere in the consolidated financial statements or the notes thereto.

      (a) (3)   INDEX TO EXHIBITS:


EXHIBIT

  NO.             EXHIBIT
  ---             -------

3.1         Amended and Restated Articles of Incorporation of the Company.(2)

3.2         Amended and Restated Code of Regulations of the Company.(3)

4.1         Specimen certificate for the Common Shares.(1)

4.2         Amended and Restated Purchase Agreement by and between MLBC, Inc.
            and the Company.(4)

4.3 Credit Agreement dated as of March 29, 1996 by and among Corrpro Companies, Inc., the Lenders Party Thereto and Bank One, Columbus, NA. Other long term debt agreements of the Company are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Company will furnish copies of any such agreements to the Securities and Exchange Commission upon its request.(9)

10.1 Form of Indemnification Agreement for Officers and Directors of the Company.(1)

10.2 Consulting Agreement dated May 3, 1993 by and between Commonwealth Seager Holdings Ltd. and Corrtech Consulting Group.(1)

10.3 Employment Agreement dated June 11, 1993, and effective April 1, 1993 by and between the Company and Michael K. Baach.(1)

10.4 Employment Agreement dated June 11, 1993, and effective April 1, 1993 by and between the Company and George A. Gehring, Jr.(1)

10.5 Employment Agreement dated June 11, 1993, and effective April 1, 1993 by and between the Company and David H. Kroon.(1)

10.6 Employment Agreement dated July 23, 1996, and effective April 1, 1996 by and between the Company and Joseph W. Rog.(10)

10.7 Stock Option Agreement dated as of June 15, 1992 by and between the Company and C. Richard Lynham, as amended.(1)

10.8 Stock Option Agreement dated as of November 15, 1992 by and between the Company and C. Richard Lynham.(1)

10.9 Stock Option Agreement dated as of November 15, 1992 by and between the Company and Michael K. Baach.(1)

10.10 Stock Option Agreement dated as of November 15, 1992 by and between the Company and George A. Gehring, Jr.(1)

10.11 Stock Option Agreement dated as of November 15, 1992 by and between the Company and David H. Kroon.(1)

10.12 Stock Option Agreement dated as of November 15, 1992 by and between the Company and Joseph W. Rog.(1)

10.13       Company Incentive Option Plan as amended.(1)

10.14       1994 Corrpro Stock Option Plan.(1)

10.15       1994 Corrpro Outside Directors' Stock Option Plan.(1)

10.16 Employment Agreement effective January 15, 1994 by and between the Company and Michael R. Tighe.(4)

10.17 Employment Agreement dated as of August 24, 1994 by and between the Company and David M. Hickey.(8)

21.1        Subsidiaries of the Company.(9)

23.1        Consent of Experts - KPMG Peat Marwick LLP.

23.2        Consent of Experts - Price Waterhouse LLP.

27.1        Financial Data Schedule.

99.1        Director and Officer Liability Insurance Policy.(7)

----------

(1) A copy of this exhibit filed as exhibit number of the Company's Registration Statement on Form S-1 (Registration No. 33-64482) is incorporated herein by reference.

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

(5) A copy of this exhibit filed as the exhibit to the Company's report on Form 8-K which report is dated August 24, 1994 is incorporated herein by reference.

(6) A copy of this exhibit filed as the exhibit to the Company's report on Form 8-K which report is dated October 30, 1994 is incorporated here by reference.

(7) A copy of this exhibit filed as Exhibit 99.2 of the Company's Registration Statement on Form S-1 (Registration No. 33-64482) is incorporated herein by reference.

(8) A copy of this exhibit filed as the exhibit to the Company's report on Form 10-K for the year ended March 31, 1995 is incorporated herein by reference.

(9) A copy of this exhibit filed as the exhibit to the Company's report on Form 10-K for the year ended March 31, 1996 is incorporated herein by reference.

(10) A copy of this exhibit filed as the exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1996 is incorporated herein by reference.


----------

      (b)       REPORTS ON FORM 8-K:

                There were no reports on Form 8-K filed during the three months ended March 31, 1997.

      (c)       EXHIBITS

                See "Index to Exhibits" at Item 14(a) above.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF 15(D) OF THE SECURITIES AN EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                       CORRPRO COMPANIES, INC.

June 11, 1997                          By  /s/  Joseph W. Rog
                                       Joseph W. Rog
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

June 11, 1997                            /s/  Joseph W. Rog
                                       Joseph W. Rog
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

June 11, 1997                            /s/  Neal R. Restivo
                                       Neal R. Restivo
                                       Senior Vice President,
                                       Chief Financial Officer, Secretary
                                       and Treasurer

June 11, 1997                            /s/  David H. Kroon
                                       David H. Kroon, Director

June 11, 1997                            /s/  Barry W. Schadeck
                                       Barry W. Schadeck, Director

June 11, 1997                            /s/  Robert E. Hodge
                                       Robert E. Hodge, Director

June 11, 1997                            /s/  C. Richard Lynham
                                       C. Richard Lynham, Director

June 11, 1997                            /s/  Warren F. Rogers
                                       Warren F. Rogers, Director

June 11, 1997                            /s/  Walter W. Williams
                                       Walter W. Williams, Director