Form 10-Q
period 1997-06-30
CORRPRO COMPANIES INC /OH/
filed 1997-08-13
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                 ----------------------------------------------

                                    FORM 10-Q
(Mark One)
[ X ]    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

    As of August 8, 1997, 6,539,132 Common Shares, without par value, were outstanding.

                             CORRPRO COMPANIES, INC.
                             -----------------------


                                      INDEX
                                      -----




                                                                       Page
                                                                       ----

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.       Financial Statements

                 Consolidated Balance Sheets                             3
                 Consolidated Statements of Income                       4
                 Consolidated Statements of Cash Flows                   5
                 Consolidated Statements of Shareholders' Equity         6
                 Notes to the Consolidated Financial Statements          7-11

ITEM 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     12-14

PART II.  OTHER INFORMATION
---------------------------

ITEM 6.       Exhibits and Reports on Form 8-K                           15


PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-------

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                June 30,        March 31,
                                                                  1997            1997
                                                                ---------      ---------
ASSETS
Current Assets:
    Cash and cash equivalents                                   $   3,592      $   3,233
    Accounts receivable, net                                       33,272         32,622
    Inventories                                                    21,020         18,031
    Costs and estimated earnings in excess of billings
        on uncompleted contracts                                    3,576          2,498
    Prepaid expenses and other                                      4,572          4,126
    Net assets held for sale                                       10,050         11,277
                                                                ---------      ---------
            Total current assets                                   76,082         71,787
                                                                ---------      ---------

Property and Equipment, net                                        10,588         10,520
Other Assets:
    Goodwill                                                       21,221         21,218
    Patents and other intangibles                                   1,887          1,923
    Other                                                           1,798          1,470
                                                                ---------      ---------
            Total other assets                                     24,906         24,611
                                                                ---------      ---------
                                                                $ 111,576      $ 106,918
                                                                =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings and current portion of long-term debt $   1,971      $   2,052
    Accounts payable                                               15,174         13,607
    Accrued liabilities and other                                   8,716          9,769
                                                                ---------      ---------
            Total current liabilities                              25,861         25,428
                                                                ---------      ---------

Long-Term Debt, net of current portion                             27,899         25,635

Deferred Income Taxes                                                 861            706

Commitments and Contingencies                                        --             --

Minority Interest                                                     460            473

Shareholders' Equity:
    Serial preferred shares                                          --             --
    Common shares                                                   2,238          2,238
    Additional paid-in capital                                     50,590         50,590
    Accumulated earnings                                            3,296          1,773
                                                                ---------      ---------
                                                                   56,124         54,601
    Cumulative translation adjustment                               1,190            894
    Common shares in treasury, at cost                               (819)          (819)
                                                                ---------      ---------
            Total shareholders' equity                             56,495         54,676
                                                                ---------      ---------
                                                                $ 111,576      $ 106,918
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

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      For the Three Months Ended
                                                               June 30,
                                                    -----------------------------
                                                        1997             1996
                                                    ------------     ------------
Revenues:
  Engineering & construction services                 $ 19,425           15,663
  Product sales                                         16,125           18,315
                                                      --------         --------
                                                        35,550           33,978

Cost of sales:
  Engineering & construction services                   13,122            9,935
  Product sales                                         11,837           13,487
                                                      --------         --------
                                                        24,959           23,422
                                                      --------         --------

Gross profit                                            10,591           10,556

Selling, general & administrative expenses               7,691            7,755
                                                      --------         --------
Operating income                                         2,900            2,801

Interest expense                                           362              429
                                                      --------         --------
Income from continuing operations before income taxes    2,538            2,372
Provision for income taxes                               1,015              924
                                                      --------         --------

Income from continuing operations                        1,523            1,448
Discontinued operations:
  Loss from operations, net of tax benefit                --               (228)
                                                      --------         --------
Net income                                            $  1,523         $  1,220
                                                      ========         ========

Earnings per share:
  Income from continuing operations                   $   0.23         $   0.21
  Loss from discontinued operations                       --              (0.03)
                                                      --------         --------

  Net income                                          $   0.23         $   0.18
                                                      ========         ========

Weighted average shares                                  6,760            6,785
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

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                              Three Months Ended
                                                                   June 30,
                                                           -----------------------
                                                              1997           1996
                                                           --------       --------

Cash flows from operating activities:
    Net income                                             $  1,523       $  1,220
    Adjustments to reconcile net income to net cash
        used for continuing operations:
    Depreciation and amortization                               755            675
    Deferred income taxes                                     1,146           (110)
    Gain on sale of fixed assets                                173              5
    Loss from discontinued operations                          --              228
    Minority interest                                           (17)           (71)
    Changes in assets and liabilities:
        Accounts receivable                                    (713)        (4,874)
        Inventories                                          (3,037)        (1,241)
        Contracts in progress, net                           (1,029)          (374)
        Prepaid expenses and other                           (1,447)         2,770
        Accounts payable and accrued expenses                   234          1,609
        Other assets                                           (603)          (116)
                                                           --------       --------
            Total adjustments                                (4,538)        (1,499)
                                                           --------       --------
            Net cash used for continuing operations          (3,015)          (279)
    Net cash provided by (used for) discontinued operations   1,227         (1,023)
                                                           --------       --------
             Net cash used for operating activities          (1,788)        (1,302)
                                                           --------       --------

Cash flows from investing activities:
    Additions to property and equipment                        (616)          (617)
    Disposal of property and equipment                          122             52
    Other assets                                               --             (200)
                                                           --------       --------
            Net cash used for investing activities             (494)          (765)
                                                           --------       --------

Cash flows from financing activities:
    Proceeds from long-term debt                             10,302          7,925
    Repayment of long-term debt                              (7,982)        (6,508)
    Repayment of short-term borrowings, net                    (232)           (60)
    Net proceeds from issuance of Common Shares                --               75
                                                           --------       --------
Net cash provided by financing activities                     2,088          1,432
                                                           --------       --------

Effect of changes in foreign currency exchange rates            553            (13)

Net increase (decrease) in cash                                 359           (648)
Cash and cash equivalents at beginning of period              3,233          3,249
                                                           --------       --------
Cash and cash equivalents at end of period                 $  3,592       $  2,601
                                                           ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
    Income taxes                                           $    762       $    386
    Interest                                               $    493       $    384


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                            Common                                                  Common
                               Serial       Shares      Additional                  Cumulative      Shares
                              Preferred     ($0.33       Paid-In-     Accumulated   Translation       in
                               Shares    Stated Value)    Capital      Earnings     Adjustment     Treasury*       Total
                               ------    -------------    -------      --------     ----------     ---------       -----


March 31, 1997          $       -----    $    2,238    $  50,590    $    1,773   $        894  $      (819)   $   54,676

 Net income                     -----         -----        -----         1,523          -----        -----         1,523
 Cumulative translation
    adjustment                  -----         -----        -----         -----            296        -----           296
                         ------------  ------------  -----------  ------------    ----------- ------------   -----------

June 30, 1997           $       -----    $    2,238    $  50,590    $    3,296     $    1,190  $      (819)   $   56,495
                         ============     =========     ========     =========      =========   ===========    =========

* Shares held in treasury totaled 112 at March 31, 1997 and June 30, 1997.



          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The accompanying interim consolidated financial statements include the accounts of Corrpro Companies, Inc. and subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain fiscal 1997 amounts have been reclassified to conform with the fiscal 1998 presentation.

     The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998 or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - INVENTORY

                                                   June 30,         March 31,
                                                     1997             1997
                                                     ----             ----

Inventories consist of the following:

    Component parts and raw materials               $10,246           $  8,437
    Work in process                                     585                955
    Finished goods                                   10,189              8,639
                                                     ------            -------
                                                    $21,020            $18,031
                                                     ======             ======

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT


                                                               June 30,           March 31,
                                                                 1997               1997
                                                                 ----               ----

Property, plant and equipment consists of the following:

    Land                                                       $     553          $     553
    Buildings and improvements                                     4,929              4,840
    Equipment, furniture and fixtures                             12,627             12,358
                                                                  ------             ------
                                                                  18,109             17,751
    Less:  Accumulated depreciation                               (7,521)            (7,231)
                                                                 -------            -------
                                                                 $10,588            $10,520
                                                                  ======             ======

NOTE 4 - EARNINGS PER SHARE

     Earnings per share is computed by dividing net income by the weighted average number of Common and Common Share equivalents outstanding. Common Share equivalents are computed using the treasury stock method. The weighted average number of Common and Common Share equivalents outstanding for the three months ended June 30, 1997 and 1996 were 6,760 and 6,785, respectively.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which the Company is required to adopt for the quarter ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented in comparative statements. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded from the calculation. Due to the immaterial amount of common stock equivalents in the Company's current primary earnings per share calculation, the adoption of SFAS No. 128 is not expected to have a material impact on the calculations of primary earnings per share. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these periods is also expected to be immaterial.

NOTE 5 - NET ASSETS HELD FOR SALE

     During March 1997, the Company adopted a formal plan to put its Corrtherm operation for sale. Corrtherm is reported as a discontinued operation and its net assets and results of operations are reported separately in the consolidated financial statements. The fiscal 1997 financial statements have been reclassified to conform with the current period presentation.

     Net assets held for sale relating to Corrtherm at June 30, 1997, before adjustment for the estimated loss on disposal, consisted of working capital of $3.2 million, net property and equipment of $7.4 million and other assets of $3.0 million. These amounts are offset by a reserve for the estimated loss on disposal and provisions for other estimated costs to be incurred in connection with the disposal. The amounts the Company will ultimately receive could differ from the estimates.

     The Company allocated interest of $0.2 million for both the three months ended June 30, 1997 and 1996 to Corrtherm based on the estimated proceeds to be realized from the divestiture. Revenues from Corrtherm, which are excluded from consolidated revenues, totaled $2.5 million for both the three months ended June 30, 1997 and 1996.

     At March 31, 1997, net assets held for sale included $1.6 million relating to a building located in Colorado which was sold in April 1997. Proceeds received approximated the net book value of the building.

NOTE 6 - STOCK PLANS

     The Company granted options to purchase 42 Common Shares at an exercise price of $9.56 per share under the 1994 Corrpro Stock Option Plan (the "1994 Option Plan") during the three months ended June 30, 1997.

     On April 28, 1997, the Company adopted the 1997 Long-Term Incentive Plan of Corrpro Companies, Inc. (the "1997 Option Plan"), subject to shareholder approval which was obtained on July 23, 1997. The 1997 Option Plan provides for the granting of up to 375 non-qualified stock options, stock appreciation rights, restricted stock awards or stock bonus awards to officers, key employees and consultants of the Company. In addition, the 1997 Option Plan provides that shares exercised, forfeited or otherwise terminated under previously granted stock awards, other than awards under the 1994 Non-Employee Directors Plan (the "1994 Directors Plan"), will also be available for grant under the new plan. The option price per share will generally be the fair market value of the Company's Common Shares on the date of grant and the term of the options will not exceed 10 years. The 1997 Option Plan will terminate on April 28, 2007.

     On April 28, 1997, the Company also adopted the 1997 Non-Employee Directors' Stock Option Plan ("the 1997 Directors Plan"), subject to shareholder approval which was obtained on July 23, 1997. The 1997 Directors Plan provides for the granting of up to 50 non-qualified stock options to current and future non-employee directors of the Company. Under this plan, each non-employee director will annually be granted options to purchase 2 Common Shares. The option price per share will be the fair market value of the Company's Common Shares on the date of grant and the term of the options will be 10 years. The 1997 Directors Plan will terminate on April 28, 2007.

     The 1994 Option Plan and the 1994 Directors Plan were terminated upon the adoption of the 1997 Option Plan and the 1997 Directors Plan, respectively, and no further awards may be granted under the terminated plans. All outstanding awards, however, under both the 1994 Option Plan and the 1994 Directors Plan will continue in full force and effect in accordance with the terms and conditions of such awards.

     There was no activity under either the 1997 Option Plan or the 1997 Directors Plan during the three months ended June 30, 1997.

NOTE 7 - SUBSEQUENT EVENTS

Acquisition of Cathodic Protection Services Company:

     On July 16, 1997, the Company acquired all the outstanding shares of capital stock of Cathodic Protection Services Company ("CPS"). The purchase price was $15 million in an all cash transaction including the repayment in full of certain indebtedness and management fees owed by CPS to its senior lenders and its former stockholders. The purchase agreement provides for a post-closing purchase price adjustment based on any differences in CPS' working capital, as defined, between March 31, 1997 and June 30, 1997. The acquisition will be accounted for as a purchase effective July 1, 1997.

     CPS provides materials and services for the evaluation, design, installation and maintenance of cathodic protection systems. It currently operates out of 10 offices that are located primarily in the southwest United States.

Domestic bank credit facility:

     On July 16, 1997, the Company entered into a new five-year $55 million domestic bank credit facility with a three-bank group. The credit facility consists of a $35 million revolver which expires July 15, 2002 and a $20 million term loan which matures on June 30, 2002. Principal payments under the term loan commence on June 30, 1998 at which time a $1,000 payment is due. Beginning September 30, 1998, the term loan provides for quarterly principal payments as follows: $500 through June 30, 1999, $1,000 through June 30, 2000, $1,500 through June 30, 2001 and $1,750 through June 30, 2002. Interest on the revolver and term loan borrowings is based, at the Company's option, on either (a) the prime rate, as defined in the credit agreement or (b) the Euro Rate, as defined in the credit agreement, plus 0.5% to 1.5%. The spread over the Euro Rate varies based upon a certain financial covenant. The Company is required to pay a commitment fee ranging from 0.2% to 0.3 % on the unused revolver commitment. Borrowings under the credit facility are initially secured by the Company's domestic accounts receivable, inventories, certain intangibles and fixed assets, including those relating to CPS. The credit agreement provides for the release of collateral upon the Company's satisfaction of certain conditions. The credit agreement also requires the Company to maintain certain financial covenants and places certain restrictions on the Company's ability to pay cash dividends and to effect major acquisitions.

     Initial borrowings under the new credit facility were used to finance the acquisition of CPS and to repay all outstanding borrowings under the Company's $37.5 million domestic bank credit facility. The $37.5 million credit facility was terminated by the Company in connection with the refinancing.

Shareholder rights plan:

     On July 23, 1997, the Company adopted a shareholder rights plan and declared a dividend of one Right on each outstanding share of the Company's common stock. Each Right would entitle shareholders to buy, upon certain triggering events, one one-hundredth of a newly created

Series A Junior Participating Preferred Share at an exercise price of $75 (subject to certain adjustments). The record date for the distribution is August 7, 1997.

     Subject to certain exceptions, Rights will become exercisable only after a person or group acquires 20% or more of the Company's Common Shares or announces a tender offer for 20% or more of the Company's Common Shares. The Company's Board of Directors can redeem the Rights at $0.01 per Right at any time before a person acquires 20% or more of the Company's Common Shares. If a person or group acquires 20% or more of the Company's Common Shares, each Right will entitle holders, other than the acquiring party, to purchase Common Shares of the Company having a market value of twice the exercise price of the Right. If, after the Rights have become exercisable, the Company merges or otherwise combines with another entity, each Right then outstanding will entitle its holder to purchase a number of the acquiring party's common shares having a market value of twice the exercise price of the Right. The Plan also contains other customary provisions and is similar to plans adopted by many other companies. The Rights will expire in July 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A. RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

REVENUES
--------

     Revenues for the fiscal 1998 first quarter totaled $35.6 million, an increase of $1.6 million or 4.6% over the fiscal 1997 first quarter. Excluding the impact of the March 1997 sale of a small non-core business, revenues for the first quarter were up 7.2%. The increase related to higher service revenues and was all internally generated, as there were no acquisitions in either fiscal year period. The prior year results were favorably impacted, to some extent, by a carryover of business from the fourth quarter of fiscal 1996 when severe winter weather delayed certain projects to later periods.

     During the fiscal 1998 first quarter, approximately 55% of the Company's revenues related to services and 45% related to product sales. During the fiscal 1997 first quarter, approximately 46% of the Company's revenues related to services and 54% related to product sales.

     Revenues from services increased approximately $3.8 million or 24.0% (or 26.0% excluding the impact of the sale of the non-core business) due to growth at the Company's domestic core and Canadian businesses. For the past several quarters, the Company's focus has been on growing the service side of the business and increase in service revenues is a result of these efforts.

     Product revenues decreased $2.2 million or 12.0% (or 9.2% excluding the impact of the sale of the non-core business). The lower product revenue levels were due, in part, to lower rectifier sales. During the fourth quarter of fiscal 1997, the Company completed the physical move of one of its rectifier operations from Colorado to an existing facility in Ohio. The consolidation of this rectifier operation into the existing facility is, however, ongoing. The Company expects to resume normal production levels out of this operation within the next two quarters.

GROSS PROFIT
------------

     The Company's gross profit for the fiscal 1998 first quarter totaled $10.6 million (or 29.8% of revenues) compared to $10.6 million (or 31.1% of revenues) for the fiscal 1997 first quarter. This represents an increase in gross profit dollars of 0.3%.

     Gross profit related to services totaled $6.3 million (or 32.4% of service revenues) for the fiscal 1998 first quarter compared to $5.7 million (or 36.6% of service revenues) for the fiscal 1997 first quarter, an increase in gross profit dollars of 10.0%. The lower service margins in the fiscal 1998 first quarter are primarily the result of variations in the mix of services provided as well as higher subcontracting costs at the core businesses.

     Gross profit related to product sales totaled $4.3 million (or 26.6% of product revenues) for the fiscal 1998 first quarter compared to $4.8 million (or 26.4% of product revenues) for the fiscal 1997 first quarter, a decrease in gross profit dollars of 11.2%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
-------------------------------------------

     Selling, general and administrative ("SG&A") expense for the fiscal 1998 first quarter totaled $7.7 million (or 21.6% of revenues) compared to $7.8 million (or 22.8% of revenues) for the fiscal 1997 first quarter, a decrease of 0.8%.

OPERATING INCOME
----------------

     Operating income for the fiscal 1998 first quarter totaled $2.9 million compared to $2.8 million for the fiscal 1997 first quarter, an increase of 3.5%.

INTEREST EXPENSE
----------------

     Interest expense totaled $0.4 million for both the fiscal 1998 and 1997 first quarters.

INCOME TAX PROVISION
--------------------

     The Company recorded a provision for income taxes of $1.0 million for the fiscal 1998 first quarter compared to a provision of $0.9 million for the fiscal 1997 first quarter. The effective tax rate for the fiscal 1998 first quarter was 40.0% compared to 39.0% for the fiscal 1997 first quarter.

INCOME FROM CONTINUING OPERATIONS
---------------------------------

     Income from continuing operations for the fiscal 1998 first quarter totaled $1.5 million compared to a $1.4 million for the fiscal 1997 first quarter, an increase of 5.2%.

DISCONTINUED OPERATIONS
-----------------------

     The Company's operating loss from discontinued operations totaled $0.2 million for the fiscal 1997 first quarter.

NET INCOME
----------

     The Company generated net income of $1.5 million for the fiscal 1998 first quarter compared to net income of $1.2 million for the fiscal 1997 first quarter.

B.   LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had working capital (excluding net assets held for sale) of $40.2 million compared to $35.1 million at March 31, 1997, an increase of $5.1 million or 14.5%. The increase is primarily the result of seasonally higher levels of business activity during the first quarter as compared to the prior fiscal year fourth quarter. Based on its historical seasonality trends, the Company expects working capital levels to continue to increase during the fiscal 1998 second quarter.

     During the three months ended June 30, 1997, cash used for operating activities totaled $1.8 million. This is primarily the result of the increase in working capital discussed above. Cash used for investing activities during the three months ended June 30, 1997 totaled $0.5 million and represented net capital expenditures. Cash provided by financing activities during the three months ended June 30, 1997 totaled $2.1 million.

     On July 16, 1997, the Company entered into a new $55 million domestic bank credit facility which consists of a five-year $35 million revolver which expires June 30, 2002 and a five-year $20 million term loan which matures on June 30, 2002. Initial borrowings under the credit facility were used to finance the acquisition of CPS and to repay existing bank indebtedness. See Note 7 in Part I, Item 1 Financial Statements.

     In addition to the new domestic bank credit facility, the Company has various smaller lines of credit with foreign banks which totaled approximately $4.1 million. Total availability under the domestic and foreign credit facilities is currently approximately $15.7 million. The Company was in compliance with all of its debt covenants at June 30, 1997.

     The Company believes that cash generated by operations and amounts available under its new domestic bank credit facility and foreign lines of credit will be sufficient to satisfy the Company's liquidity requirements through at least fiscal 1998.

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

PART II.  OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------


A.       EXHIBITS

         Exhibit 4.1       Credit Agreement dated as of July 16, 1997 by and among Corrpro Companies, Inc., the Lenders
                           Party Thereto and PNC Bank NA.

         Exhibit 10.1      Amendment to Employment Agreement effective April 1, 1997 by and between the Company and
                           Michael K. Baach.

         Exhibit 10.2      Amendment to Employment Agreement effective April 1, 1997 by and between the Company and George
                           A. Gehring, Jr.

         Exhibit 10.3      Amendment to Employment Agreement effective April 1, 1997 by and between the Company and David
                           H. Kroon.

         Exhibit 10.4      Amendment to Employment Agreement effective May 14, 1997 by and between the Company and David
                           M. Hickey.

         Exhibit 10.5      Employment Agreement effective April 1, 1997 by and between the Company and Neal R. Restivo.

B.       REPORTS ON FORM 8-K

         On July 31, 1997, the Company filed a report on Form 8-K relating to the acquisition of Cathodic Protection Services Company.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CORRPRO COMPANIES, INC.
                                                      (Registrant)



Date:    August 13, 1997                            /s/  Joseph W. Rog
         ---------------                       ---------------------------
                                                      Joseph W. Rog
                                            Chairman of the Board, President
                                               and Chief Executive Officer



                                                  /s/  Neal R. Restivo
                                               ---------------------------
                                                     Neal R. Restivo
                                                Senior Vice President and
                                                 Chief Financial Officer
                                                (principal financial and
                                                   accounting officer)