Form 10-Q
period 1997-09-30
CORRPRO COMPANIES INC /OH/
filed 1997-11-10
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                 ----------------------------------------------

                                    Form 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                YES   X                                       NO
                    -----                                        ------

     As of November 6, 1997, 6,508,100 Common Shares, without par value, were outstanding.

                             CORRPRO COMPANIES, INC.
                             -----------------------


                                      INDEX
                                      -----




                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.     Financial Statements

               Consolidated Balance Sheets                               3
               Consolidated Statements of Income                         4
               Consolidated Statements of Cash Flows                     5
               Consolidated Statements of Shareholders' Equity           6
               Notes to the Consolidated Financial Statements            7-11

ITEM 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       12-17

PART II. OTHER INFORMATION
--------------------------

ITEM 4.     Submission of Matters to a Vote of Security Holders          18

ITEM 6.     Exhibits and Reports on Form 8-K                             18

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.  Financial Statements
-------

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (In Thousands)


                                                                    September 30,    March 31,
                                                                         1997          1997
                                                                     ---------       ---------
ASSETS
Current Assets:
    Cash and cash equivalents                                        $   2,899       $   3,233
    Accounts receivable, net                                            44,099          32,622
    Inventories                                                         26,188          18,031
    Costs and estimated earnings in excess of billings
        on uncompleted contracts                                         4,110           2,498
    Prepaid expenses and other                                           4,476           4,126
    Net assets held for sale                                             9,918          11,277
                                                                     ---------       ---------
            Total current assets                                        91,690          71,787
                                                                     ---------       ---------

Property and Equipment, net                                             11,449          10,520
Other Assets:
    Goodwill                                                            27,305          21,218
    Patents and other intangibles                                        1,957           1,923
    Other                                                                2,542           1,470
                                                                     ---------       ---------
            Total other assets                                          31,804          24,611
                                                                     ---------       ---------
                                                                     $ 134,943       $ 106,918
                                                                     =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings and current portion of long-term debt      $   2,810       $   2,052
    Accounts payable                                                    15,790          13,607
    Accrued liabilities and other                                       11,074           9,769
                                                                     ---------       ---------
            Total current liabilities                                   29,674          25,428
                                                                     ---------       ---------

Long-Term Debt, net of current portion                                  46,625          25,635

Deferred Income Taxes                                                      975             706

Commitments and Contingencies                                             --              --

Minority Interest                                                          506             473

Shareholders' Equity:
    Series A junior participating preferred shares                        --              --
    Common shares                                                        2,245           2,238
    Additional paid-in capital                                          50,685          50,590
    Accumulated earnings                                                 5,663           1,773
                                                                     ---------       ---------
                                                                        58,593          54,601
    Cumulative translation adjustment                                      528             894
    Common shares in treasury, at cost                                  (1,958)           (819)
                                                                     ---------       ---------
            Total shareholders' equity                                  57,163          54,676
                                                                     $ 134,943       $ 106,918
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

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In Thousands, Except Per Share Amounts)



                                                               For the Three                For the Six
                                                                Months Ended                Months Ended
                                                                September 30                September 30
                                                           ---------------------       ----------------------
                                                             1997          1996          1997         1996
                                                           -------      --------       -------      --------

Revenues:
  Engineering & construction services                      $25,121      $ 18,546       $44,546      $ 34,209
  Product sales                                             23,545        18,744        39,670        37,059
                                                           -------      --------       -------      --------
                                                            48,666        37,290        84,216        71,268

Cost of sales:
  Engineering & construction services                       16,918        12,169        30,040        22,104
  Product sales                                             17,394        13,504        29,231        26,991
                                                           -------      --------       -------      --------
                                                            34,312        25,673        59,271        49,095
                                                           -------      --------       -------      --------

Gross profit                                                14,354        11,617        24,945        22,173

Selling, general & administrative expenses                   9,725         7,685        17,416        15,440
Unusual charge                                                --           2,400          --           2,400
                                                           -------      --------       -------      --------
Operating income                                             4,629         1,532         7,529         4,333

Interest expense                                               684           490         1,046           919
                                                           -------      --------       -------      --------
Income from continuing operations before income taxes        3,945         1,042         6,483         3,414
Provision for income taxes                                   1,578           414         2,593         1,338
                                                           -------      --------       -------      --------

Income from continuing operations                            2,367           628         3,890         2,076
Discontinued operations:
  Loss from discontinued operations, net of taxes             --            (145)         --            (373)

                                                           -------      --------       -------      --------
Net income                                                 $ 2,367      $    483       $ 3,890      $  1,703
                                                           =======      ========       =======      ========

Earnings per share:
  Income from continuing operations                        $  0.35      $   0.09       $  0.58      $   0.30
  Loss from discontinued operations                           --           (0.02)         --           (0.05)
                                                           -------      --------       -------      --------

  Net income                                               $  0.35      $   0.07       $  0.58      $   0.25
                                                           =======      ========       =======      ========

Weighted average shares                                      6,765         6,801         6,763         6,793
                                                           =======      ========       =======      ========



          The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In Thousands)


                                                                                      Six Months Ended
                                                                                        September 30,
                                                                                   -----------------------
                                                                                     1997           1996
                                                                                   --------       --------
Cash flows from operating activities:
    Net income                                                                     $  3,890       $  1,703
    Adjustments to reconcile net income to net cash
        provided by (used for) continuing operations:
    Depreciation and amortization                                                     1,653          1,440
    Deferred income taxes                                                             1,411           (694)
    Gain (loss) on sale of fixed assets                                                 (35)             5
    Loss from discontinued operations                                                  --              373
    Minority interest                                                                    36            (35)
    Changes in assets and liabilities, net of effect of acquisitions:
        Accounts receivable                                                          (6,080)        (6,092)
        Inventories                                                                  (4,845)        (2,982)
        Contracts in progress, net                                                   (1,432)          (578)
        Prepaid expenses and other                                                     (853)         3,392
        Accounts payable and accrued expenses                                           420          4,505
        Other assets                                                                    (69)          (419)
                                                                                   --------       --------
            Total adjustments                                                        (9,794)        (1,085)
                                                                                   --------       --------
            Net cash provided by (used for) continuing operations                    (5,904)           618
    Net cash provided by (used for) discontinued operations                           1,359           (682)
                                                                                   --------       --------
            Net cash used for operating activities                                   (4,545)           (64)
                                                                                   --------       --------

Cash flows from investing activities:
    Additions to property and equipment                                                (547)        (1,271)
    Disposal of property and equipment                                                   60             92
    Acquisition of CPS                                                              (15,248)          --
    Other assets                                                                       --             (500)
                                                                                   --------       --------
            Net cash used for investing activities                                  (15,735)        (1,679)

Cash flows from financing activities:
    Proceeds from long-term debt                                                     21,553         17,855
    Repayment of long-term debt                                                     (15,343)       (15,764)
    Repayment of short-term borrowings, net                                            (195)           (26)
    Refinance of domestic credit facility                                           (26,619)          --
    Initial borrowings under new domestic credit facility                            42,350           --
    Net proceeds from issuance of Common Shares                                          33            207
    Repurchase of Common Shares                                                      (1,139)          --
                                                                                   --------       --------
            Net cash provided by financing activities                                20,640          2,272
                                                                                   --------       --------

Effect of changes in foreign currency exchange rates                                   (694)           (54)

Net increase (decrease) in cash                                                        (334)           475
Cash and cash equivalents at beginning of period                                      3,233          3,249
                                                                                   --------       --------
Cash and cash equivalents at end of period                                         $  2,899       $  3,724
                                                                                   ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Income taxes                                                                   $  1,206       $    906
    Interest                                                                       $  1,442       $    959

       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                Series A
                                 Junior         Common                                             Common
                              Participating     Shares      Additional                Cumulative   Shares
                                Preferred       ($0.33       Paid-In-    Accumulated  Translation    in
                                 Shares      Stated Value)    Capital     Earnings    Adjustment  Treasury*       Total
                                 ------      -------------    -------     --------    ----------  ---------       -----

March 31, 1997                 $        --        $2,238      $50,590      $1,773      $ 894       $  (819)      $ 54,676

   Net income                           --          --           --         3,890       --            --            3,890
   Exercise of 20 stock
      options                           --             7           95        --         --            --              102
   Repurchase of 110
      Common Shares                     --          --           --          --         --          (1,139)        (1,139)
   Cumulative translation
      adjustment                        --          --           --          --         (366)         --             (366)
                               -------------      ------      -------      ------      -----       -------       --------

September 30, 1997             $        --        $2,245      $50,685      $5,663      $ 528       $(1,958)      $ 57,163
                               =============      ======      =======      ======      =====       =======       ========


* Shares held in treasury totaled 112 at March 31, 1997 and 222 at September 30, 1997.



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

         The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998 or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

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

NOTE 2 - ACQUISITIONS

         Effective July 1, 1997, the Company acquired all the outstanding shares of capital stock of Cathodic Protection Services Company ("CPS"). The purchase price was $15,248 in cash which included the repayment in full of certain indebtedness and management fees owed by CPS to its senior lenders and its former stockholders as well as certain costs directly related to the acquisition. The acquisition was funded using proceeds from the Company's new domestic bank credit facility. See Note 6. The purchase agreement provides for a post-closing purchase price adjustment based on differences in CPS' working capital, as defined, between March 31, 1997 and June 30, 1997.

         CPS provides materials and services for the evaluation, design, installation and maintenance of cathodic protection systems.

         The acquisition of CPS has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the net assets acquired based upon a preliminary estimate of their fair market values at the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled $6.6 million at September 30, 1997 and is being amortized over 40 years on a straight-line basis. This allocation was based on preliminary estimates and is subject to revision at a later date.

         The results of CPS have been included in the Company's results since the effective date of the acquisition. Pro forma results of operations have not been presented as the effect of the acquisition on the Company's financial statements did not exceed the applicable materiality thresholds.

NOTE 3 - INVENTORY


                                                                 September 30,                March 31,
                                                                     1997                       1997
                                                                    -------                    -------

Inventories consist of the following:

    Component parts and raw materials                               $10,537                    $ 8,437
    Work in process                                                   1,166                        955
    Finished goods                                                   14,485                      8,639
                                                                    -------                    -------
                                                                    $26,188                    $18,031
                                                                    =======                    =======

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT


                                                                September 30,                 March 31,
                                                                    1997                        1997
                                                                    -------                    -------

Property, plant and equipment consists of the following:

    Land                                                            $   553                  $    553
    Buildings and improvements                                        4,922                     4,840
    Equipment, furniture and fixtures                                13,436                    12,358
                                                                    -------                    -------
                                                                     18,911                    17,751
    Less:  Accumulated depreciation                                  (7,462)                   (7,231)
                                                                    -------                    -------
                                                                    $11,449                   $10,520
                                                                    =======                    =======

NOTE 5 - EARNINGS PER SHARE

         Earnings per share is computed by dividing net income by the weighted average number of Common and Common Share equivalents outstanding. Common Share equivalents are computed using the treasury stock method. The weighted average number of Common and Common Share equivalents outstanding were 6,765 and 6,801, respectively for the three months ended September 30, 1997 and 1996 and 6,763 and 6,793, respectively for the six months ended September 30, 1997 and 1996.

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which the Company is required to adopt for the quarter ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented in comparative statements.

Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded from the calculation. Due to the immaterial amount of common stock equivalents in the Company's current primary earnings per share calculation, the adoption of SFAS No. 128 is not expected to have a material impact on the calculations of earnings per share.

NOTE 6 - LONG-TERM DEBT

         On July 16, 1997, the Company entered into a new five-year $55 million domestic bank credit facility with a three-bank group. The credit facility consisted of a $35 million revolver which expires July 15, 2002 and a $20 million term loan which matures on June 30, 2002. On September 18, 1997, the new domestic credit facility was amended to increase the revolver from $35 million to $40 million and add two additional banks to the bank group. Principal payments under the term loan commence on June 30, 1998 at which time a $1,000 payment is due. Beginning September 30, 1998, the term loan provides for quarterly principal payments as follows: $500 through June 30, 1999, $1,000 through June 30, 2000, $1,500 through June 30, 2001 and $1,750 through June 30, 2002. Interest on the revolver and term loan borrowings is based, at the Company's option, on either (a) the prime rate, as defined in the credit agreement or (b) the Euro Rate, as defined in the credit agreement, plus 0.5% to 1.5%. The spread over the Euro Rate varies based upon a certain financial covenant. The Company is required to pay a commitment fee ranging from 0.2% to 0.3% on the unused revolver commitment. Borrowings under the credit facility are initially secured by the Company's domestic accounts receivable, inventories, certain intangibles and fixed assets, including those relating to CPS. The credit agreement provides for the release of collateral upon the Company's satisfaction of certain conditions. The credit agreement also requires the Company to maintain certain financial covenants and places certain restrictions on the Company's ability to pay cash dividends and to effect major acquisitions. The Company was in compliance with all covenants at September 30, 1997.

         Initial borrowings under the new credit facility were used to finance the acquisition of CPS and to repay all outstanding borrowings under the Company's $37.5 million domestic bank credit facility. The $37.5 million credit facility was terminated by the Company in connection with the refinancing.

NOTE 7 - NET ASSETS HELD FOR SALE

         During March 1997, the Company adopted a formal plan to sell its Corrtherm operation. Corrtherm is reported as a discontinued operation and its net assets and results of operations are reported separately in the consolidated financial statements. The fiscal 1997 financial statements have been reclassified to conform with the current period presentation.

         Net assets held for sale relating to Corrtherm at September 30, 1997, before adjustment for the estimated loss on disposal, consisted of working capital of $2.5 million, net property and equipment of $7.0 million and other assets of $3.0 million. These amounts are offset by a reserve for the estimated loss on disposal and provisions for other estimated costs to be incurred in connection with the disposal. The amounts the Company will ultimately receive could differ from these estimates.

         The Company allocated interest of $0.2 million to Corrtherm for both the three months ended September 30, 1997 and 1996, and $0.3 million for both the six months ended September 30, 1997 and 1996, based on the estimated proceeds to be realized from the divestiture. Revenues from Corrtherm, which are excluded from consolidated revenues, totaled $1.0 million and $3.4 million for the three months ended September 30, 1997 and 1996, respectively, and $3.5 million and $5.9 million for the six months ended September 30, 1997 and 1996, respectively.

         At March 31, 1997, net assets held for sale included $1.6 million relating to a building located in Colorado which was sold in April 1997. Proceeds received approximated the net book value of the building.

NOTE 8 - SHAREHOLDER RIGHTS PLAN

         On July 23, 1997, the Company adopted a shareholder rights plan and declared a dividend of one Right on each outstanding share of the Company's common stock. Each Right would entitle shareholders to buy, upon certain triggering events, one one-hundredth of a newly created Series A Junior Participating Preferred Share at an exercise price of $75 (subject to certain adjustments). The record date for the distribution was August 7, 1997.

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

NOTE 9 - STOCK PLANS

         The Company granted options to purchase 42 Common Shares at an exercise price of $9.56 per share under the 1994 Corrpro Stock Option Plan (the "1994 Option Plan") during the six months ended September 30, 1997. During such period, the Company terminated 6 previously granted options in accordance with the provisions of the Plan. There were 20 Common Share options exercised at exercise prices between $2.33 and $8.11 during the six month period ended September 30, 1997.

         On April 28, 1997, the Company adopted the 1997 Long-Term Incentive Plan of Corrpro Companies, Inc. (the "1997 Option Plan"), subject to shareholder approval, which was obtained on July 23, 1997. The 1997 Option Plan provides for the granting of up to 375 non-qualified stock options, stock appreciation rights, restricted stock awards or stock bonus awards to officers, key employees and consultants of the Company. In addition, the 1997 Option Plan provides that shares exercised, forfeited or otherwise terminated under previously granted stock awards, other than awards under the 1994 Non-Employee Directors Plan (the "1994 Directors Plan"), will also be available for grant under the new plan. The option price per share will generally be the fair market value of the Company's Common Shares on the date of grant and the term of the options will not exceed 10 years. The 1997 Option Plan will terminate on April 28, 2007. The Company granted options to purchase 91 Common Shares at exercise prices between $9.38 and $12.00 per share under the 1997 Option Plan during the six months ended September 30, 1997.

         On April 28, 1997, the Company also adopted the 1997 Non-Employee Directors' Stock Option Plan ("the 1997 Directors Plan"), subject to shareholder approval which was obtained on July 23, 1997. The 1997 Directors Plan provides for the granting of up to 50 non-qualified stock options to current and future non-employee directors of the Company. Under this plan, each non-employee director will annually be granted options to purchase 2 Common Shares. The option price per share will be the fair market value of the Company's Common Shares on the date of grant and the term of the options will be 10 years. The 1997 Directors Plan will terminate on April 28, 2007. The Company granted options to purchase 8 Common Shares at an exercise price of $12.13 per share under the 1997 Directors Plan during the six months ended September 30, 1997.

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

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
------   of Operations

         Effective July 1, 1997, the Company acquired all the outstanding shares of capital stock of CPS. The acquisition has been accounted for using the purchase method of accounting and the results of CPS have been included in the Company's results since the effective date.

         The Company is currently implementing its plan for the integration of CPS' operations into Corrpro in order to take advantage of the synergies and consolidation opportunities that exist between the two companies. Five of CPS' offices were located in cities where Corrpro also had facilities. In each of these cities, the Company plans to merge the operations in order to reduce overhead and administrative costs. To date, four of the operations have been physically merged. The Company's integration plans also include the consolidation of CPS' corporate and administrative functions into Corrpro's. To date, progress has also been made in the consolidation of the various administrative functions.

         On a going forward basis, the results attributable to CPS will not be separable due to the integration of CPS' operations into Corrpro.

         The above statements regarding the synergies and consolidation opportunities that exist between Corrpro and CPS constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might affect such forward-looking statements include the Company's ability to successfully integrate CPS in a timely manner.

A. RESULTS OF OPERATIONS - Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Revenues
--------

         Revenues for the fiscal 1998 second quarter totaled $48.7 million, an increase of $11.4 million or 30.5% over the fiscal 1997 second quarter. Approximately 60% of this growth related to CPS. On a going forward basis, the results attributable to CPS will not be separable due to the integration of CPS' operations into Corrpro.

         Revenues from services increased approximately $6.6 million or 35.5%. Excluding the impact of the CPS acquisition, service revenues were up approximately 12%, which related to the Company's domestic core business as well as its Wilson Walton subsidiary. The Company continued to focus on growing the engineering and construction side of the business.

         Product revenues increased $4.8 million or 25.6 % of which 55% related to the acquisition of CPS. The remainder of the increase in product revenues related primarily to the Company's domestic core business.

         During the fiscal 1998 second quarter, approximately 52% of the Company's revenues related to services and 48% related to product sales. During the fiscal 1997 second quarter, approximately 50% of the Company's revenues related to services and 50% related to product sales.

Gross Profit
------------

         The Company's gross profit for the fiscal 1998 second quarter totaled $14.4 million (or 29.5% of revenues) compared to $11.6 million (or 31.2% of revenues) for the fiscal 1997 second quarter. This represents an increase in gross profit dollars of 23.6%. The acquisition of CPS did not have a significant impact on gross profit as a percentage of revenues.

         Gross profit related to services totaled $8.2 million (or 32.7% of service revenues) for the fiscal 1998 second quarter compared to $6.4 million (or 34.4% of service revenues) for the fiscal 1997 second quarter, an increase in gross profit dollars of 28.6 %. The lower service margins are primarily the result of business mix differences between years. The second quarter service margins were, however, comparable to the levels achieved over the past few quarters.

         Gross profit related to product sales totaled $6.2 million (or 26.1% of product revenues) for the fiscal 1998 second quarter compared to $5.2 million (or 28.0% of product revenues) for the fiscal 1997 second quarter, an increase in gross profit dollars of 17.4%. The decrease in product margins between years related to lower anode margins at the core businesses as well as lower rectifier margins. The prior year second quarter margins were, however, higher than the levels achieved during the remainder of fiscal 1997.

Selling, General and Administrative Expense
-------------------------------------------

         Selling, general and administrative ("S,G&A") expense for the fiscal 1998 second quarter totaled $9.7 million (or 20.0% of revenues) compared to $7.7 million (or 20.6% of revenues) for the fiscal 1997 second quarter, an increase of 26.5%. Approximately 70% to 75% of the increase related to CPS.

Unusual Items
-------------

         During the fiscal 1997 second quarter, the Company recorded a $2.4 million charge related to the final settlement of the securities and class action and shareholder derivative lawsuits filed in 1995.

Operating Income
----------------

         Operating income for the fiscal 1998 second quarter totaled $4.6 million compared to $1.5 million for the fiscal 1997 second quarter, an increase of 202.2%. The prior year results included an unusual charge of $2.4 million relating to the settlement of litigation.

Interest Expense
----------------

         Interest expense totaled $0.7 million for the fiscal 1998 second quarter and $0.5 for the fiscal 1997 second quarter.

Income Tax Provision
--------------------

         The Company recorded a provision for income taxes of $1.6 million for the fiscal 1998 second quarter compared to a provision of $0.4 million for the fiscal 1997 second quarter. The effective tax rate for the fiscal 1998 second quarter was 40.0% compared to 39.7% for the fiscal 1997 second quarter.

Income from Continuing Operations
---------------------------------

         Income from continuing operations for the fiscal 1998 second quarter totaled $2.4 million compared to a $0.6 million for the fiscal 1997 second quarter, an increase of 276.9%.

Discontinued Operations
-----------------------

         The Company's operating loss from discontinued operations totaled $0.1 million for the fiscal 1997 second quarter.

Net Income
----------

         The Company generated net income of $2.4 million for the fiscal 1998 second quarter compared to net income of $0.5 million for the fiscal 1997 second quarter, an increase of 390.1%.

         RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1996

Revenues
--------

         Revenues for the six months ended September 30, 1997 totaled $84.2 million, an increase of $12.9 million or 18.2% over the fiscal 1997 six month period. Approximately 55% of this growth related to CPS.

         Revenues from services increased approximately $10.3 million or 30.2%. Excluding the impact of the CPS acquisition, service revenues were up approximately 18%, which related to the Company's domestic core business as well as its Canadian and Wilson Walton subsidiaries. The Company continued to focus on growing the engineering and construction side of the business.

         Product revenues increased $2.6 million or 7.0%. The entire increase in product revenues related to CPS.

         During the fiscal 1998 six months, approximately 53% of the Company's revenues related to services and 47% related to product sales. During the fiscal 1997 six months, approximately 48% of the Company's revenues related to services and 52% related to product sales.

Gross Profit
------------

         The Company's gross profit for the fiscal 1998 six months totaled $24.9 million (or 29.6% of revenues) compared to $22.2 million (or 31.1% of revenues) for the fiscal 1997 six months. This represents an increase in gross profit dollars of 12.5%. The acquisition of CPS did not have a significant impact on gross profit as a percentage of revenues.

         Gross profit related to services totaled $14.5 million (or 32.6% of service revenues) for the fiscal 1998 six months compared to $12.1 million (or 35.4% of service revenues) for the fiscal 1997 six months, an increase in gross profit dollars of 19.8%. The lower service margins are primarily the result of business mix differences between years as well as higher subcontracting costs at the core businesses in the first quarter.

         Gross profit related to product sales totaled $10.4 million (or 26.3% of product revenues) for the fiscal 1998 six months compared to $10.1 million (or 27.2% of product revenues) for the fiscal 1997 six months, an increase in gross profit dollars of 3.7%. The decrease in product margins between years related to lower anode margins at the core businesses in the second quarter as well as lower rectifier margins.

Selling, General and Administrative Expense
-------------------------------------------

         S,G&A expense for the fiscal 1998 six months totaled $17.4 million (or 20.7% of revenues) compared to $15.4 million (or 21.7% of revenues) for the fiscal 1997 six months, an increase of 12.8%. Approximately 70% to 75% of the increase related to CPS.

Operating Income
----------------

         Operating income for the fiscal 1998 six months totaled $7.5 million compared to $4.3 million for the fiscal 1997 six months, an increase of 73.8%. The prior year results included an unusual charge of $2.4 million relating to the settlement of litigation.

Interest Expense
----------------

         Interest expense totaled $1.0 million for the fiscal 1998 six months and $0.9 for the fiscal 1997 six months.

Income Tax Provision
--------------------

         The Company recorded a provision for income taxes of $2.6 million for the fiscal 1998 six months compared to a provision of $1.3 million for the fiscal 1997 six months. The effective tax rate for the fiscal 1998 six months was 40.0% compared to 39.2% for the fiscal 1997 six months.

Income from Continuing Operations
---------------------------------

         Income from continuing operations for the fiscal 1998 six months totaled $3.9 million compared to a $2.1 million for the fiscal 1997 six months, an increase of 87.4%.

Discontinued Operations
-----------------------

         The Company's operating loss from discontinued operations totaled $0.4 million for the fiscal 1997 six months.

Net Income
----------

         The Company generated net income of $3.9 million for the fiscal 1998 six months compared to net income of $1.7 million for the fiscal 1997 six months, an increase of 128.4%.

B.       LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company had working capital (excluding net assets held for sale) of $52.1 million compared to $35.1 million at March 31, 1997, an increase of $17.0 million or 48.5%. Approximately $6.9 million of this increase related to the acquisition of CPS. The remainder of the increase is primarily the result of seasonally higher levels of business activity. The Company's working capital levels have historically been the highest at the end of September and lowest at the end of March.

         During the six months ended September 30, 1997, cash used for operating activities totaled $4.5 million. This is primarily the result of the increase in working capital discussed above. Cash used for investing activities during the six months ended September 30, 1997 totaled $15.7 million, which included $15.2 million related to the acquisition of CPS. Cash provided by financing activities during the six months ended September 30, 1997 totaled $20.6 million of which approximately $15 million represented borrowings incurred in connection with the acquisition of CPS.

         On July 16, 1997, the Company entered into a new $55 million domestic bank credit facility which consists of a five-year $35 million revolver which expires June 30, 2002 and a five-year $20 million term loan which matures on June 30, 2002. Initial borrowings under the credit facility were used to finance the acquisition of CPS and to repay existing bank indebtedness. The credit agreement was amended on September 18, 1997 to increase the revolver from $35 million to $40 million. See Note 7 in Part I, Item 1 Financial Statements.

         In addition to the new domestic bank credit facility, the Company has various smaller lines of credit with foreign banks which totaled approximately $4.3 million. Total availability under the domestic and foreign credit facilities is currently approximately $18.1 million. The Company was in compliance with all of its debt covenants at September 30, 1997.

         The Company believes that cash generated by operations and amounts available under its new domestic bank credit facility and foreign lines of credit will be sufficient to satisfy the Company's liquidity requirements for at least the next twelve months.

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

PART II. OTHER INFORMATION
--------------------------

ITEM 4.  Submission of Matters to a Vote of Security Holders
-------

         A vote by ballot was taken by the Company's shareholders at the Annual Meeting of Shareholders of the Company held on July 23, 1997 for the election of four directors of the Company for terms expiring in 1999, for the adoption of the 1997 Long-Term Incentive Plan and the approval of the 1997 Non-Employee Directors' Stock Option Plan. The aggregate number of Common Shares in person or by proxy (a) voted for, and proxies withheld for, each nominee and (b) voted for or against each proposal, and abstentions and broker non-votes as to each proposal were as follows:

          Director Nominees           For         Withheld
          -----------------           ---         --------
           Robert E. Hodge         5,823,286       36,753
           David H. Kroon          5,832,136       27,903
          C. Richard Lynham        5,831,786       28,253
            Joseph W. Rog          5,818,463       41,576


                                                                Abstentions and
                                                                ---------------
              Proposals               For         Against       Broker Non-Votes
              ---------               ---         -------       ----------------
Approval of 1997 Long-Term
Incentive Plan                     3,120,320      896,178          1,843,541

Approval of 1997 Non-Employee
Directors' Stock Option Plan
                                   3,739,903      218,977          1,101,159

ITEM 6.  Exhibits and Reports on Form 8-K
-------

A.       EXHIBITS

         Exhibit 10 First Amendment to Credit Agreement dated as of September 18, 1997 by and among Corrpro Companies, Inc., the Lenders Party Thereto and PNC Bank NA.

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



                                                   CORRPRO COMPANIES, INC.
                                                        (Registrant)



Date:    November 10, 1997                            /s/  Joseph W. Rog
                                              --------------------------------
                                                        Joseph W. Rog
                                              Chairman of the Board, President
                                                 and Chief Executive Officer



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