Form 10-Q
period 1997-12-31
CORRPRO COMPANIES INC /OH/
filed 1998-02-11
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 ----------------------------------------------

                                    FORM 10-Q

       (Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

                      YES   X                                     NO
                         -------                                    -------

     As of February 6, 1998, 6,456,175 Common Shares, without par value, were outstanding.

                             CORRPRO COMPANIES, INC.
                             -----------------------

                                      INDEX
                                      -----

                                                                       Page
                                                                       ----

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.      Financial Statements

                Consolidated Balance Sheets                              3
                Consolidated Statements of Income                        4
                Consolidated Statements of Cash Flows                    5
                Consolidated Statements of Shareholders' Equity          6
                Notes to the Consolidated Financial Statements           7-11

ITEM 2.      Management's Discussion and Analysis of Financial

                Condition and Results of Operations                      12-17

PART II.  OTHER INFORMATION
---------------------------

ITEM 6.      Exhibits and Reports on Form 8-K                            18

PART I.  FINANCIAL INFORMATION
-------  ---------------------

ITEM 1.  FINANCIAL STATEMENTS

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   December 31,     March 31,
                                                                        1997          1997
                                                                    -----------    ----------
ASSETS
Current Assets:
    Cash and cash equivalents                                       $   7,764      $   3,233
    Accounts receivable, net                                           43,660         32,622
    Inventories                                                        24,852         18,031
    Costs and estimated earnings in excess of billings
        on uncompleted contracts                                        2,512          2,498
    Prepaid expenses and other                                          4,413          4,126
    Net assets held for sale                                            9,891         11,277
                                                                    ---------      ---------
            Total current assets                                       93,092         71,787
                                                                    ---------      ---------

Property and Equipment, net                                            11,441         10,520
Other Assets:
    Goodwill                                                           27,363         21,218
    Patents and other intangibles                                       1,913          1,923
    Other                                                               2,485          1,470
                                                                    ---------      ---------
            Total other assets                                         31,761         24,611
                                                                    ---------      ---------
                                                                    $ 136,294      $ 106,918
                                                                    =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings and current portion of long-term debt     $   1,636      $   2,052
    Accounts payable                                                   17,604         13,607
    Accrued liabilities and other                                      11,798          9,769
                                                                    ---------      ---------
            Total current liabilities                                  31,038         25,428
                                                                    ---------      ---------

Long-Term Debt, net of current portion                                 45,001         25,635

Deferred Income Taxes                                                     923            706

Commitments and Contingencies                                              --             --

Minority Interest                                                         530            473

Shareholders' Equity:
    Series A junior participating preferred shares                         --             --
    Common shares                                                       2,245          2,238
    Additional paid-in capital                                         50,687         50,590
    Accumulated earnings                                                7,746          1,773
                                                                    ---------      ---------
                                                                       60,678         54,601
    Cumulative translation adjustment                                      82            894
    Common shares in treasury, at cost                                 (1,958)          (819)
                                                                    ---------      ---------
            Total shareholders' equity                                 58,802         54,676
                                                                    ---------      ---------
                                                                    $ 136,294      $ 106,918
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

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    For the Three                       For the Nine
                                                                     Months Ended                       Months Ended
                                                                     December 31,                        December 31,
                                                              --------------------------         --------------------------
                                                                 1997             1996             1997              1996
                                                              ---------        ---------         ---------        ---------

Revenues:
  Engineering & construction services                         $  23,832        $  17,696         $  68,378        $  51,905
  Product sales                                                  23,560           18,815            63,230           55,874
                                                              ---------        ---------         ---------        ---------
                                                                 47,392           36,511           131,608          107,779

Cost of sales:
  Engineering & construction services                            16,371           11,623            46,411           33,727
  Product sales                                                  17,223           14,221            46,454           41,212
                                                              ---------        ---------         ---------        ---------
                                                                 33,594           25,844            92,865           74,939
                                                              ---------        ---------         ---------        ---------

Gross profit                                                     13,798           10,667            38,743           32,840

Selling, general & administrative expenses                        9,651            7,497            27,067           22,937
Unusual charge                                                       --               --                --            2,400
                                                              ---------        ---------         ---------        ---------
Operating income                                                  4,147            3,170            11,676            7,503

Interest expense                                                    675              430             1,721            1,349
                                                              ---------        ---------         ---------        ---------
Income from continuing operations before income taxes             3,472            2,740             9,955            6,154
Provision for income taxes                                        1,389            1,074             3,982            2,412
                                                              ---------        ---------         ---------        ---------

Income from continuing operations                                 2,083            1,666             5,973            3,742
Discontinued operations:
  Loss from discontinued operations, net of taxes                    --             (186)               --             (559)
                                                              ---------        ---------         ---------        ---------

Net income                                                    $   2,083        $   1,480         $   5,973        $   3,183
                                                              =========        =========         =========        =========

Earnings per share - Basic:
  Income from continuing operations                           $    0.32        $    0.25         $    0.91        $    0.56
  Loss from discontinued operations                                  --            (0.03)               --            (0.08)
                                                              ---------        ---------         ---------        ---------
  Net income                                                  $    0.32        $    0.22         $    0.91        $    0.48
                                                              =========        =========         =========        =========

Weighted average shares - Basic                                   6,508            6,646             6,549            6,616
                                                              =========        =========         =========        =========

Earnings per share - Diluted:
  Income from continuing operations                           $    0.31        $    0.25         $    0.88        $    0.55
  Loss from discontinued operations                                  --            (0.03)               --            (0.08)
                                                              ---------        ---------         ---------        ---------
  Net income                                                  $    0.31        $    0.22         $    0.88        $    0.47
                                                              =========        =========         =========        =========

Weighted average shares - Diluted                                 6,807            6,794             6,782            6,793
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

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  Nine Months Ended
                                                                                    December 31,
                                                                            ------------------------------
                                                                               1997                 1996
                                                                            ----------           ---------
Cash flows from operating activities:
    Net income                                                               $  5,973            $  3,183
    Adjustments to reconcile net income to net cash
        provided by continuing operations:
    Depreciation and amortization                                               2,656               2,243
    Deferred income taxes                                                       1,010                (650)
    Gain (loss) on sale of fixed assets                                           (49)                  5
    Loss from discontinued operations                                              --                (559)
    Minority interest                                                              64                 (39)
    Changes in assets and liabilities, net of effect of acquisitions:
        Accounts receivable                                                    (5,472)             (4,016)
        Inventories                                                            (3,401)             (2,175)
        Contracts in progress, net                                                 75                (651)
        Prepaid expenses and other                                                (25)              4,868
        Accounts payable and accrued expenses                                   2,692               1,072
        Other assets                                                             (513)               (325)
                                                                             --------            --------
            Total adjustments                                                  (2,963)               (227)
                                                                             --------            --------
            Net cash provided by continuing operations                          3,010               2,956
    Net cash provided by discontinued operations                                1,386               1,677
                                                                             --------            --------
            Net cash provided by operating activities                           4,396               4,633
                                                                             --------            --------

Cash flows from investing activities:
    Additions to property and equipment                                        (1,241)             (2,107)
    Disposal of property and equipment                                            138                  96
    Acquisition of CPS                                                        (15,023)                 --
    Other assets                                                                   --                (500)
                                                                             --------            --------
            Net cash used for investing activities                            (16,126)             (2,511)
                                                                             --------            --------

Cash flows from financing activities:
    Proceeds from long-term debt                                               30,900              26,293
    Repayment of long-term debt                                               (27,390)            (26,180)
    Repayment of short-term borrowings, net                                      (294)                (23)
    Refinance of domestic credit facility                                     (26,619)                 --
    Initial borrowings under new domestic credit facility                      42,350                  --
    Net proceeds from issuance of Common Shares                                    35                 295
    Repurchase of Common Shares                                                (1,139)               (631)
                                                                             --------            --------
            Net cash provided by (used for) financing activities               17,843                (246)
                                                                             --------            --------

Effect of changes in foreign currency exchange rates                           (1,582)               (335)

Net increase in cash                                                            4,531               1,541
Cash and cash equivalents at beginning of period                                3,233               3,249
                                                                             --------            --------
Cash and cash equivalents at end of period                                   $  7,764            $  4,790
                                                                             ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Income taxes                                                             $  1,625            $  1,240
    Interest                                                                 $  2,210            $  1,574


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

                                             CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                            (UNAUDITED)
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                Series A
                                 Junior         Common                                                  Common
                              Participating     Shares      Additional                  Cumulative      Shares
                                Preferred       ($0.33       Paid-In-     Accumulated   Translation       in
                                  Shares      Stated Value)   Capital       Earnings     Adjustment     Treasury*     Total
                                  ------      -------------   -------       --------     ----------     ---------     -----

March 31, 1997                $      --        $  2,238     $ 50,590     $  1,773       $    894      $   (819)     $ 54,676

   Net income                        --              --           --        5,973             --            --         5,973
   Exercise of 20 stock
      options                        --               7           97           --             --            --           104
   Repurchase of 110
      Common Shares                  --              --           --           --             --        (1,139)       (1,139)
   Cumulative translation
      adjustment                     --              --           --           --           (812)           --          (812)
                              ---------        --------     --------     --------       --------      --------      --------

December 31, 1997             $      --        $  2,245     $ 50,687     $  7,746       $     82      $ (1,958)     $ 58,802
                              =========        ========     ========     ========       ========      ========      ========



* Shares held in treasury totaled 112 at March 31, 1997 and 222 at December 31, 1997.

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

         The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998 or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

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

NOTE 2 - ACQUISITIONS

         Effective July 1, 1997, the Company acquired all the outstanding shares of capital stock of Cathodic Protection Services Company ("CPS"). The purchase price was $15,023 in cash which included the repayment in full of certain indebtedness and management fees owed by CPS to its senior lenders and its former stockholders as well as certain costs directly related to the acquisition. The acquisition was funded using proceeds from the Company's new domestic bank credit facility. See Note 6.

         CPS provides materials and services for the evaluation, design, installation and maintenance of cathodic protection systems.

         The acquisition of CPS has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the net assets acquired based upon a preliminary estimate of their fair market values at the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled $7,000 at December 31, 1997 and is being amortized over 40 years on a straight-line basis. This allocation was based on preliminary estimates and is subject to revision at a later date.

         The results of CPS have been included in the Company's results since the effective date of the acquisition. Pro forma results of operations have not been presented as the effect of the acquisition on the Company's financial statements did not exceed the applicable materiality thresholds.

NOTE 3 - INVENTORY

                                                                  December 31,                March 31,
                                                                     1997                       1997
                                                                     ----                       ----

Inventories consist of the following:

    Component parts and raw materials                               $10,427                   $  8,437
    Work in process                                                   1,313                        955
    Finished goods                                                   13,112                      8,639
                                                                    -------                    -------
                                                                    $24,852                    $18,031
                                                                    =======                    =======

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT


                                                                  December 31,                March 31,
                                                                     1997                       1997
                                                                     ----                       ----
Property, plant and equipment consists of the following:

    Land                                                            $   546                   $   553
    Buildings and improvements                                        4,920                     4,840
    Equipment, furniture and fixtures                                13,899                    12,358
                                                                    -------                   -------
                                                                     19,365                    17,751
    Less:  Accumulated depreciation                                  (7,924)                   (7,231)
                                                                    -------                   -------
                                                                    $11,441                   $10,520
                                                                    =======                   =======

NOTE 5 - EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." The Statement replaces the presentation of primary earnings per share
(EPS) with the presentation of basic EPS, and replaces fully diluted EPS with diluted EPS. The Company was required to adopt SFAS 128 for the current quarter ending December 31, 1997.

         EPS for the three and nine months ended December 31, 1997 has been calculated in accordance with SFAS 128. In addition, EPS for the three and nine months ended December 31, 1996 has been restated to conform with SFAS 128.

         Basic EPS is computed by dividing net income for the period by the weighted average number of shares of common stock outstanding for the period which were, 6,508 and 6,646, for the three months ending December 31, 1997 and 1996, respectively and 6,549 and 6,616 for the nine months ending December 31, 1997 and 1996, respectively. Diluted EPS for the period has been determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding for the period which were, 6,807 and 6,794, for the three months ending December 31, 1997 and 1996, respectively and 6,782 and 6,793 for the nine months ending December 31, 1997 and 1996, respectively. Stock options are the only common stock equivalents and are considered in the Company's diluted EPS calculations. Common stock equivalents are computed using the treasury stock method.

NOTE 6 - LONG-TERM DEBT

         On July 16, 1997, the Company entered into a new five-year $55 million domestic bank credit facility. The credit facility consisted of a $35 million revolver which expires July 15, 2002 and a $20 million term loan scheduled to mature on June 30, 2002. On September 18, 1997, the new domestic credit facility was amended to increase the revolver from $35 million to $40 million. The Company prepaid the term loan, in full, on January 21, 1998 using proceeds from the issuance of Senior Notes due 2008. See Note 10. Interest on the revolver borrowings is based, at the Company's option, on either (a) the prime rate, as defined in the credit agreement or (b) the Euro Rate, as defined in the credit agreement, plus 0.5% to 1.5%. The spread over the Euro Rate varies based upon a certain financial covenant. The Company is required to pay a commitment fee ranging from 0.2% to 0.3% on the unused revolver commitment. Borrowings under the credit facility were initially secured by the Company's domestic accounts receivable, inventories, certain intangibles and fixed assets, including those relating to CPS. Such collateral was released on January 21, 1998. See Note 10. The credit agreement also requires the Company to maintain certain financial covenants and places certain restrictions on the Company's ability to pay cash dividends and to effect major acquisitions. The Company was in compliance with all covenants at December 31, 1997.

         Initial borrowings under the new credit facility were used to finance the acquisition of CPS and to repay all outstanding borrowings under the Company's $37.5 million domestic bank credit facility. The $37.5 million credit facility was terminated by the Company in connection with such refinancing.

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

         Net assets held for sale relating to Corrtherm at December 31, 1997, before adjustment for the estimated loss on disposal, consisted of working capital of $3.2 million, net property and equipment of $6.9 million and other assets of $2.9 million. These amounts are offset by a reserve for the estimated loss on disposal and provisions for other estimated costs to be incurred in connection with the disposal. The amounts the Company will ultimately receive could differ from these estimates.

         The Company allocated interest of $0.2 million to Corrtherm for both the three months ended December 31, 1997 and 1996, and $0.5 million for both the nine months ended December 31, 1997 and 1996, based on the estimated proceeds to be realized from the divestiture. Revenues from Corrtherm, which are excluded from consolidated revenues, totaled $1.8 million and $2.7 million for the three months ended December 31, 1997 and 1996, respectively, and $5.2 million and $8.7 million for the nine months ended December 31, 1997 and 1996, respectively.

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

NOTE 9 - STOCK PLANS

         The Company granted options to purchase 42 Common Shares at an exercise price of $9.56 per share under the 1994 Corrpro Stock Option Plan (the "1994 Option Plan") during the nine months ended December 31, 1997. During such period, the Company terminated 6 previously granted options in accordance with the provisions of the Plan. There were 20 Common Share options exercised at exercise prices between $2.33 and $8.11 during the nine month period ended December 31, 1997.

         On April 28, 1997, the Company adopted the 1997 Long-Term Incentive Plan of Corrpro Companies, Inc. (the "1997 Option Plan"), subject to shareholder approval, which was obtained on July 23, 1997. The 1997 Option Plan provides for the granting of up to 375 non-qualified stock options, stock appreciation rights, restricted stock awards or stock bonus awards to officers, key employees and consultants of the Company. In addition, the 1997 Option Plan provides that shares exercised, forfeited or otherwise terminated under previously granted stock awards, other than awards under the 1994 Non-Employee Directors Plan (the "1994 Directors Plan"), will also be available for grant under the new plan. The option price per share will generally be the fair market value of the Company's Common Shares on the date of grant and the term of the options will not exceed 10 years. The 1997 Option Plan will terminate on April 28, 2007. The Company granted options to purchase 113 Common Shares at exercise prices between $9.38 and $15.00 per share under the 1997 Option Plan during the nine months ended December 31, 1997.

         On April 28, 1997, the Company also adopted the 1997 Non-Employee Directors' Stock Option Plan ("the 1997 Directors Plan"), subject to shareholder approval which was obtained on July 23, 1997. The 1997 Directors Plan provides for the granting of up to 50 non-qualified stock options to current and future non-employee directors of the Company. Under this plan, each non-employee director will annually be granted options to purchase 2 Common Shares. The option price per share will be the fair market value of the Company's Common Shares on the date of grant and the term of the options will be 10 years. The 1997 Directors Plan will terminate on April 28, 2007. The Company granted options to purchase 8 Common Shares at an exercise price of $12.13 per share under the 1997 Directors Plan during the nine months ended December 31, 1997.

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

NOTE 10 - SUBSEQUENT EVENT

         On January 21, 1998, the Company completed a private placement of $30 million of Senior Notes due 2008. The Notes, which are unsecured, have a fixed interest rate of 7.6% per annum and require annual principal payments of $4.3 million commencing in 2002.

         Proceeds from the Notes were used to pay down borrowings under the Company's domestic bank credit facility including the prepayment of its $20 million term loan. The domestic bank credit facility now consists of a $40 million revolver that expires in 2002. Concurrent with the completion of the private placement, the domestic banks released the collateral that had previously secured borrowings under the credit facility.

         The Company expects to take an extraordinary charge in its fiscal fourth quarter relating to the accelerated amortization of deferred financing costs associated with the term loan. The Company expects this amount to be approximately $0.1 million, net of tax.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Effective July 1, 1997, the Company acquired all the outstanding shares of capital stock of CPS. The acquisition has been accounted for using the purchase method of accounting and the results of CPS have been included in the Company's results since the effective date.

         The Company is continuing to implement its plan for the integration of CPS' operations into Corrpro in order to take advantage of the synergies and consolidation opportunities that exist between the two companies. Five of CPS' offices were located in cities where Corrpro also had facilities. In each of these cities, the Company plans to merge the operations in order to reduce overhead and administrative costs. To date, four of the operations have been physically merged. The Company's integration plans also include the consolidation of CPS' corporate and administrative functions into Corrpro's. To date, progress has also been made in the consolidation of the various administrative functions.

         The results attributable to CPS are not separable due to the integration of CPS' operations into Corrpro.

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

A. RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

Revenues
--------

         Revenues for the fiscal 1998 third quarter totaled $47.4 million, an increase of $10.9 million or 29.8% over the fiscal 1997 third quarter. The current year third quarter revenues include the results of CPS, which was acquired effective July 1, 1997. The results of CPS are not separable due to the integration of CPS' operations. Excluding the impact of the CPS acquisition, management estimates that revenues increased 11 to 12 percent during the fiscal 1998 third quarter.

         Revenues from services increased $6.1 million or 34.7% as a result of the CPS acquisition as well as growth at the Company's domestic core businesses, its Rohrback Cosasco Systems ("RCS") subsidiary and its international operations in Europe and the Middle East.

         Product revenues increased $4.7 million or 25.2%. This increase related, in part, to CPS. The remainder of the increase in product revenues is related to growth at the Company's domestic core businesses as well as at its European operations. The European operations continue to benefit from several large offshore projects which have been in progress since fiscal year 1997.

         During the fiscal 1998 third quarter, approximately 50% of the Company's revenues related to services and 50% related to product sales. During the fiscal 1997 third quarter, approximately 48% of the Company's revenues related to services and 52% related to product sales.

Gross Profit
------------

         The Company's gross profit for the fiscal 1998 third quarter totaled $13.8 million (or 29.1% of revenues) compared to $10.7 million (or 29.2% of revenues) for the fiscal 1997 third quarter. This represents an increase in gross profit dollars of 29.4%. Overall gross margins have remained fairly consistent with the levels achieved over the past four quarters.

         Gross profit related to service revenues totaled $7.5 million or 31.3% of service revenues for the fiscal 1998 third quarter. This is an increase of 22.9% over the fiscal 1997 gross profit of $6.1 million or 34.3% of service revenues. The lower service margin percentages resulted from mix differences between years. In addition, as a result of the acquisition of CPS, the Company now has a larger component of construction - related business, which typically has lower gross profit margins than the Company's other service businesses.

         Gross profit related to product sales totaled $6.3 million or 26.9% of product sales for the fiscal 1998 third quarter. This is an increase of 37.9% over the fiscal 1997 gross profit of $4.6 million or 24.4% of product sales. The increase in product margins is related to the Company's core businesses as well as its European operations.

Selling, General and Administrative Expense
-------------------------------------------

         Selling, general and administrative ("S,G&A") expense for the fiscal 1998 third quarter totaled $9.7 million (or 20.4% of revenues) compared to $7.5 million (or 20.5% of revenues) for the fiscal 1997 third quarter, an increase of 28.7%. The increase related primarily to CPS.

Operating Income
----------------

         Operating income for the fiscal 1998 third quarter totaled $4.1 million compared to $3.2 million for the fiscal 1997 third quarter, an increase of 30.8%.

Interest Expense
----------------

         Interest expense totaled $0.7 million for the fiscal 1998 third quarter and $0.4 for the fiscal 1997 third quarter.

Income Tax Provision
--------------------

         The Company recorded a provision for income taxes of $1.4 million for the fiscal 1998 third quarter compared to a provision of $1.1 million for the fiscal 1997 third quarter. The effective tax rate for the fiscal 1998 third quarter was 40.0% compared to 39.2% for the fiscal 1997 third quarter.

Income from Continuing Operations
---------------------------------

         Income from continuing operations for the fiscal 1998 third quarter totaled $2.1 million compared to a $1.7 million for the fiscal 1997 third quarter, an increase of 25.0%.

Discontinued Operations
-----------------------

         The Company's operating loss from discontinued operations totaled $0.2 million for the fiscal 1997 third quarter.

Net Income
----------

         The Company generated net income of $2.1 million for the fiscal 1998 third quarter compared to net income of $1.5 million for the fiscal 1997 third quarter, an increase of 40.7%.

         RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1996

Revenues
--------

         Revenues for the nine months ended December 31, 1997 totaled $131.6 million, an increase of $23.8 million or 22.1% over the fiscal 1997 nine month period. Excluding the impact of the CPS acquisition, management estimates that revenues increased approximately 10% during the nine-month period.

         Revenues from services increased approximately $16.5 million or 31.7% as a result of the CPS acquisition as well as growth at the Company's domestic core businesses, its RCS subsidiary and its international operations in Europe and the Middle East.

         Product revenues increased $7.4 million or 13.2%. This increase related, in part, to CPS. The remainder of the increase in product revenues is related to growth at the Company's domestic core businesses as well as its European operations.

         During the fiscal 1998 nine months, approximately 52% of the Company's revenues related to services and 48% related to product sales. During the fiscal 1997 nine months, approximately 48% of the Company's revenues related to services and 52% related to product sales.

Gross Profit
------------

         The Company's gross profit for the fiscal 1998 nine months totaled $38.7 million (or 29.4% of revenues) compared to $32.8 million (or 30.5% of revenues) for the fiscal 1997 nine months. This represents an increase in gross profit dollars of 18.0%.

         Gross profit related to services totaled $22.0 million (or 32.1% of service revenues) for the fiscal 1998 nine months compared to $18.2 million (or 35.0% of service revenues) for the fiscal 1997 nine months, an increase in gross profit dollars of 20.8%. The lower service margin percentages are primarily the result of business mix differences between years. In addition, as a result of the acquisition of CPS, the Company now has a larger component of construction - related business, which typically has lower gross profit margins than the Company's other service businesses.

         Gross profit related to product sales totaled $16.8 million (or 26.5% of product revenues) for the fiscal 1998 nine months compared to $14.7 million (or 26.2% of product revenues) for the fiscal 1997 nine months, an increase in gross profit dollars of 14.4%.

Selling, General and Administrative Expense
-------------------------------------------

         S,G&A expense for the fiscal 1998 nine months totaled $27.1 million (or 20.6% of revenues) compared to $22.9 million (or 21.3% of revenues) for the fiscal 1997 nine months, an increase of 18.0%. The increase related primarily to CPS.

Operating Income
----------------

         Operating income for the fiscal 1998 nine months totaled $11.7 million compared to $7.5 million for the fiscal 1997 nine months, an increase of 55.6%. The prior year results included an unusual charge of $2.4 million relating to the settlement of litigation.

Interest Expense
----------------

         Interest expense totaled $1.7 million for the fiscal 1998 nine months and $1.3 million for the fiscal 1997 nine months.

Income Tax Provision
--------------------

         The Company recorded a provision for income taxes of $4.0 million for the fiscal 1998 nine months compared to a provision of $2.4 million for the fiscal 1997 nine months. The effective tax rate for the fiscal 1998 nine months was 40.0% compared to 39.2% for the fiscal 1997 nine months.

Income from Continuing Operations
---------------------------------

         Income from continuing operations for the fiscal 1998 nine months totaled $6.0 million compared to a $3.7 million for the fiscal 1997 nine months, an increase of 59.6%.

Discontinued Operations
-----------------------

         The Company's operating loss from discontinued operations totaled $0.6 million for the fiscal 1997 nine months.

Net Income
----------

         The Company generated net income of $6.0 million for the fiscal 1998 nine months compared to net income of $3.2 million for the fiscal 1997 nine months, an increase of 87.7%.

B.       LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company had working capital (excluding net assets held for sale) of $52.2 million compared to $35.1 million at March 31, 1997, an increase of $17.1 million or 48.7%. Approximately $6.4 million of this increase related to the acquisition of CPS. The remainder of the increase is primarily the result of seasonally higher levels of business activity. The Company's working capital levels have historically been the lowest at the end of March.

         During the nine months ended December 31, 1997, cash provided by operating activities totaled $4.4 million. Cash used for investing activities during the nine months ended December 31, 1997 totaled $16.1 million, which included $15.0 million related to the acquisition of CPS. Cash provided by financing activities during the nine months ended December 31, 1997 totaled $17.8 million of which approximately $15.0 million represented borrowings incurred in connection with the acquisition of CPS.

         On July 16, 1997, the Company entered into a new $55 million domestic bank credit facility which consisted of a five-year $35 million revolver which expires June 30, 2002 and a five-year $20 million term loan which was scheduled to mature on June 30, 2002. Initial borrowings under the credit facility were used to finance the acquisition of CPS and to repay existing bank indebtedness. The credit agreement was amended on September 18, 1997 to increase the revolver from $35 million to $40 million. See Note 6 in Part I, Item 1 Financial Statements.

         On January 21, 1998 the Company completed the private placement of $30 million of Senior Notes due 2008. The Notes, which are unsecured, have a fixed interest rate of 7.6% per annum and require annual principal payments of $4.3 million commencing in 2002.

         Proceeds from the Notes were used to pay down borrowings under the Company's domestic bank credit facility including the prepayment of its $20 million term loan. The domestic bank credit facility now consists of a $40 million revolver that expires in 2002.

         In addition to the new domestic bank credit facility, the Company has various smaller lines of credit with foreign banks which totaled approximately $4.5 million. Total availability under the domestic and foreign credit facilities is currently approximately $28.8 million.

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

PART II.  OTHER INFORMATION
---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibit 4.1       Second Amendment to Credit Agreement dated as of
                           January 21, 1998 by and among Corrpro Companies,
                           Inc., the lenders Party Thereto and PNC Bank NA.

         Exhibit 4.2 Note Purchase Agreement dated as of January 21, 1998 by and among Corrpro Companies, Inc. and the Purchaser herein.

B.       There were no reports on Form 8-K filed during the quarter.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CORRPRO COMPANIES, INC.
                                                     (Registrant)



Date:    February 10, 1998                       /s/  Joseph W. Rog
       -----------------------              -----------------------------
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