Form 10-K405
period 1998-03-31
CORRPRO COMPANIES INC /OH/
filed 1998-06-04
CIK 907072

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
[X]                  OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998
                                       or
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
[ ]                  OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO _______

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
                      YES   X                          NO
                           ---                             ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

    The aggregate market value of Common Shares held by nonaffiliates of the Registrant was approximately $89,210,000 at May 26, 1998. (The aggregate market value has been computed using the closing market price of the stock as reported by the New York Stock Exchange on May 26, 1998.)

                                    7,950,138
                                    ---------
       (Number of shares of common stock outstanding as of May 26, 1998. This amount reflects the five-for-four stock split that will be effected via a stock dividend payable June 19, 1998 to shareholders of record as of June 5, 1998)

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended March 31, 1998, portions of which document shall be deemed to be incorporated by reference in Part I and Part III of this Annual Report on Form 10-K from the date such document is filed.

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

         The Company has expanded its presence in the domestic and international corrosion control markets through internal growth and the following acquisitions: Corrosion Engineering and Research Company (CERCO) (fiscal 1987); PSG Corrosion Engineering, Inc. (PSG) (fiscal 1988); Ocean City Research Corporation (OCR) (fiscal 1988); Harco Technologies Corporation (Harco) (fiscal
1990); Commonwealth Seager Group (CSG) (fiscal 1994); the assets of Good-All Electric, Inc. (Good-All) (fiscal 1994); UCC Corporation (UCC) (fiscal 1994); The Wilson Walton Group Limited (WWGL) (fiscal 1994); Rohrback Cosasco Systems, Inc. (RCS) (fiscal 1995); certain of the assets of Thermal Reduction Company
(TRC) (fiscal 1995); and the assets of American Corrosion Services, Inc. (ACS) (fiscal 1995). During fiscal 1995, the operations of TRC and ACS were combined to form Corrtherm, Inc. (Corrtherm). In fiscal 1998, the Company acquired Cathodic Protection Services Company (CPS). The effective date of the acquisition was July 1, 1997.

RECENT DEVELOPMENTS

         On May 19, 1998, the Company announced that its Board of Directors approved a five-for-four stock split of the Company's common shares. The stock split will be effected as a stock dividend payable on June 19, 1998 to shareholders of record as of June 5, 1998. The stock split will increase outstanding shares by approximately 1.6 million to approximately 7.9 million. The Company's consolidated financial statements and other financial data contained herein have been restated to reflect the stock split.

         On May 12, 1998, the Company announced that it has started to explore a potential sale of its United Kingdom and Far East foundry operations. The Company has retained an investment banker in the UK to help evaluate this potential divestiture. In addition, the Company is exploring the feasibility of marketing its Corrtherm foundry operation in the U.S. along with the other foundry operations. Corrtherm is currently being reported as a discontinued operation in the Company's consolidated financial statements.

GENERAL

         The Company's operating units and a description of the products and services they provide are described below:

         Corrpro Services and Products. The Corrpro "core businesses" (which includes all pre-fiscal 1994 acquisitions as well as CPS) offer services which include contract research in various areas of corrosion control, cathodic protection engineering services and general corrosion engineering services associated with failure analysis, metallurgical problems and material selection. This operating unit maintains advanced corrosion research and testing laboratories in order to analyze the scope of a corrosion problem and to recommend appropriate methods of corrosion control. The engineering services are provided to private sector customers in the aerospace, defense, marine, chemicals, petroleum and utilities industries and to governmental entities in connection with water treatment and delivery systems, marine vessels, transit systems, weapons and infrastructure assets. This sector also sells material and equipment in conjunction with its services, and often sells these products to other engineering and construction firms in connection with corrosion control projects. Products sold include various cathodic protection anodes, rectifier units and instrumentation, computer hardware and software for monitoring corrosion, and accessory products. An additional service offered includes combining the design, manufacture, installation and maintenance of cathodic protection systems to customers who desire a "turnkey" response to their corrosion protection needs. This operating unit also provides services for the prevention of corrosion on the internal surfaces of water storage tanks and waste water treatment equipment. These services are provided to municipal, state, and federal government agencies and industrial customers. In total, Corrpro core businesses' services and products accounted for approximately 49%, 45% and 46% of the Company's revenues during fiscal 1998, 1997 and 1996, respectively.

         Corrpro Canada, Inc. (Corrpro Canada) Services and Products. This operating unit resulted from the combination of CSG and UCC during fiscal 1995. Corrpro Canada offers a combination of expertise in engineering, construction and product supply in cathodic protection. In addition, this operating unit provides material and equipment to customers in the oil and gas industry with its primary focus on the needs of pipeline operators. Corrpro Canada also specializes in pipeline integrity issues, and designs internal inspection programs that are used to detect corrosion and pipe weld flaws, clean pipelines, and confirm pipeline orientation. This operating unit accounted for approximately 12%, 15% and 16% of the Company's revenues during fiscal 1998, 1997 and 1996, respectively.

         Good-All Products. This operating unit designs and manufactures power supplies (rectifiers) and junction, monitoring and control boxes for use in the impressed current cathodic protection process. In addition, Good-All manufactures a line of battery chargers for the utility (power, telecommunication and gas) market. This operating unit accounted for approximately 2%, 3% and 2% of the Company's revenues during fiscal 1998, 1997 and 1996, respectively.

         WWGL Services and Products. This operating unit provides corrosion engineering services and equipment supply primarily to the marine, offshore and industrial markets. In the marine market, this operating unit manufactures and supplies cathodic protection systems for hulls and ballast tanks on new ships and those which are in need of repair. In the offshore market, it provides cathodic protection equipment for new and existing subsea pipelines, offshore drilling rigs and production platforms. Having manufacturing and distribution centers in Europe, the Middle East and Asia enables it to serve many of the world's major offshore oil production areas. WWGL offers electrolytic antifouling systems for use on water inlets, electrolytic descaling systems for marine vessel ballast tanks and corrosion control monitoring systems. In the industrial market, it offers corrosion engineering, cathodic protection equipment and installation services. Wilson Walton UK (WWUK) is an ISO 9001 certified company. This operating unit accounted for approximately 29%, 28% and 26% of the Company's revenues during fiscal 1998, 1997 and 1996, respectively.

         RCS Services and Products. This operating unit provides corrosion engineering services and equipment supply for monitoring internal corrosion on gas and liquid pipelines, storage vessels, well casings and refining and process equipment. RCS's CORROSOMETER(R), CORRATER(R), and COSASCO(R) lines of instruments, probes, fittings and accessories are industry accepted standards for internal corrosion monitoring. RCS also offers B-Scan ultrasonic inspection services, utilizing the patented TMI-150 system, which provides real-time, hard copy and electronically stored integrity analyses of underground and aboveground storage tanks, pressure vessels, pulp and paper digesters, pipelines, boiler tubing and other related assets. RCS is an ISO 9001 certified company. This operating unit accounted for approximately 8%, 9% and 10% of the Company's revenues in fiscal 1998, 1997 and 1996, respectively.

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

CUSTOMERS

         Sales are made to a broad range of customers. During the fiscal year ended March 31, 1998 no one customer accounted for more than 10% of the Company's sales. The Company does not believe that the loss of any one customer would have a materially adverse effect on its business.

         The Company sells products and services to the U.S. government and agencies and instrumentalities thereof, including the U.S. Navy. Sales to these customers accounted for approximately 3%, 4% and 5% of the Company's net sales during fiscal 1998, 1997 and 1996, respectively. The Company's contracts with the U.S. government contain standard provisions permitting the government to terminate such contracts without cause. In the event of termination, the Company is entitled to receive reimbursement on the basis of the work completed (cost plus a reasonable profit). These contracts are also subject to renegotiation of profits. The Company has no knowledge of any pending or threatened termination of any of its material government contracts or subcontracts. In addition, government procurement programs are subject to budget cutbacks and policy changes that could alter the demand for the Company's products. Accordingly, the Company's future sales to the government are subject to these budgetary and policy changes.

BACKLOG

         The backlog of unshipped orders as of March 31, 1998, 1997 and 1996 was approximately $63 million, $59 million and $82 million, respectively. Backlog is generally represented by purchase orders that may be terminated under certain conditions. However, the actual use of purchase orders by the Company's customers as well as timing of the issuance of such purchase orders can vary significantly. Accordingly, the Company does not believe backlog is a good predictor of future revenue trends, as based on its recent experience, there is not a direct correlation between changes in backlog and changes in revenue. The increase in backlog between 1998 and 1997 is primarily the result of the CPS acquisition. The decrease in backlog between 1997 and 1996 is primarily the result of the performance of several large offshore projects at the Company's Wilson Walton UK operation that were in backlog in fiscal 1996. The Company estimates that, based on recent experience, approximately 70% of its backlog of orders at March 31, 1998 will be filled during the fiscal year ending March 31, 1999.

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

RESEARCH AND DEVELOPMENT

         The Company's engineering and product development activities are primarily directed toward designing new products and services to meet customers' specific requirements. Product development costs amounted to approximately $694,000, $783,000, and $718,000 during fiscal years 1998, 1997 and 1996, respectively.

GOVERNMENT REGULATIONS

         The Company believes that its current operations and its current uses of property, plant and equipment conform in all material respects to applicable laws and regulations. The Company has not experienced, nor does it anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations.

EMPLOYEES

         As of March 31, 1998 the Company had 1,107 employees (35 of whom related to discontinued operations), 319 of whom were located outside the United States.

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

ITEM 2.  PROPERTIES

         As of March 31, 1998, eight locations were owned by the Company and approximately fifty locations were leased from unrelated third parties. Certain property locations may contain multiple operations, such as an office and warehouse facility.

The real properties owned by the Company are: its corporate headquarters located in Medina, Ohio (8,000 sq. ft.); an office and manufacturing facility located in Medina, Ohio (64,000 sq. ft.); an office and warehouse facility located in Schaumburg, Illinois (10,000 sq. ft.); two office and warehouse facilities located in Edmonton, Alberta (42,000 sq. ft.); an office and warehouse facility located in Estevan, Saskatchewan (4,000 sq. ft.); and an office, manufacturing and warehouse facility located in Stockton-on-Tees, UK (34,000 sq. ft.). The principal real properties (over 5,000 sq. ft. of floor space) leased by the Company from unrelated third parties are: an office and warehouse facility located in Glendale, Arizona; an office and warehouse facility located in Hayward, California; an office and warehouse facility located in Decatur, Georgia; an office facility located in Ocean City, New Jersey; an office and warehouse facility located in West Chester, Pennsylvania; an office and warehouse facility located in Houston, Texas; an office, manufacturing and warehouse facility located in Santa Fe Springs, California; an office, manufacturing and warehouse facility located in Belle Chasse, Louisiana which is included in net assets held for sale on the consolidated balance sheets; an office and warehouse facility located in Billings, Montana; an office and warehouse facility located in Liberal, Kansas; an office and warehouse facility located in Metairie, Louisiana; an office and warehouse in Midland, Texas; office, manufacturing and warehouse facilities in Sand Springs, Oklahoma; an office and warehouse facility in Union, New Jersey; an office and manufacturing facility located in Sharjah, UAE; an office facility located in Singapore; a manufacturing facility in Johor Baharu, Malaysia; an office and warehouse facility in Jakarta, Indonesia; and an office, manufacturing and warehouse facility in Dammam, Saudi Arabia.

         The Company considers the properties owned or leased by it to be generally sufficient to meet its requirements for office, manufacturing and warehouse space. With the exception of its manufacturing facility in Stockton-on-Tees, the Company does not consider any one of its properties to be material, since it believes that if it becomes necessary or desirable to relocate any of its office, manufacturing and warehouse facilities, other suitable properties could be found.

ITEM 3.  LEGAL PROCEEDINGS

         As previously reported, in June 1995 the Company announced that its earning per share for fiscal 1995 were expected to be substantially below analysts' expectations, and in August 1995 the Company restated its previously reported results for the second and third quarters of fiscal 1995. The Company cooperated in an ensuing investigation by the Securities and Exchange
Commission ("SEC") and has offered to enter into an agreement with the SEC pursuant to which the Company would, without admitting or denying SEC findings, agree to an order to cease and desist from committing or causing violations of the reporting, records and accounting systems and control requirements under the federal securities laws. The Company's offer has not yet been approved by the SEC. In the opinion of management, the ultimate resolution of this matter will not materially affect future operations, the financial position or cash flows of the Company.

         The Company is not involved in any other material litigation; however, the Company is involved in routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the names of all executive officers of the Company and certain other information relating to their position held with the Company and other business experience.

EXECUTIVE OFFICER                        AGE                        RECENT BUSINESS EXPERIENCE
-----------------                        ---                        --------------------------

Joseph W. Rog                            58            Chairman of the Board of Directors since June 1993 and Chief
                                                       Executive Officer since the Company's formation in 1984. President of the Company since June 1995 and from January 1984 to June 1993.

Michael K. Baach                         43            Executive Vice President since April 1993, Assistant Secretary since June 1995 and Senior Vice President since 1992. Prior to that, Mr. Baach was Vice President of Sales and Marketing since the
                                                       Company's formation in 1984.

George A. Gehring, Jr.                   54            Executive Vice President since April 1993 and Senior Vice President since 1991. Prior to that, Mr. Gehring served as President of
                                                       Ocean City Research Corporation.

David H. Kroon                           48            Executive Vice President since April 1993 and Senior Vice President since the Company's formation in 1984.

Barry W. Schadeck                        47            Executive Vice President since June 1995 and President of Corrpro
                                                       Canada, Inc., a wholly-owned subsidiary of the Company, since its formation in May 1994. Prior to that, Mr. Schadeck served as
                                                       President since April 1993 and Chief Financial Officer since 1979 of the Company's Commonwealth Seager Group subsidiary.

David M. Hickey                          52            Executive Vice President of Manufacturing and International
                                                       Operations since June 1995. Prior to that, Mr. Hickey was
                                                       President of Rohrback Cosasco Systems, Inc., a wholly-owned subsidiary of MascoTech, Inc. Rohrback Cosasco Systems, Inc.
                                                       was acquired by the Company in August 1994.

Neal R. Restivo                          38            Executive Vice President, Chief Financial Officer, Secretary and
                                                       Treasurer since March 1998. Senior Vice President, Chief Financial
                                                       Officer, Secretary and Treasurer since October 1995. From November
                                                       1989 to September 1995, Mr. Restivo was with Waxman Industries,
                                                       Inc., most recently as Senior Vice President, Finance and Chief
                                                       Financial Officer. Prior to that, from August 1982 to November
                                                       1989, Mr. Restivo was employed by Arthur Andersen LLP, where he was an Audit Manager since 1988.

Mozelle T. Jackson                       31            Vice President and Corporate Controller since July 1996. Corporate
                                                       Controller since December 1995. Prior to that Ms. Jackson was with
                                                       Waxman Industries, Inc. most recently as Vice President, Corporate
                                                       Controller. Ms. Jackson had prior experience with the Allen Group
                                                       Inc. and Arthur Andersen LLP.



John D. Moran                            40            General Counsel and Assistant Secretary since December 1996. Prior
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

                               FISCAL 1998                   FISCAL 1997
                               -----------                   -----------
                           HIGH             LOW          HIGH             LOW
                           ----             ---          ----             ---

First Quarter           $  8.00         $  6.70       $  8.20         $  5.80
Second Quarter            10.35            7.50          7.10            6.10
Third Quarter             12.20            9.80          7.60            5.80
Fourth Quarter            11.90           10.40          8.20            7.20

The above information reflects the five-for-four stock split that will be effected via a stock dividend payable June 19, 1998 to shareholders of record as of June 5, 1998.

HOLDERS OF RECORD

         On May 26, 1998, there were 253 holders of record of the Company's Common Shares.

DIVIDENDS

         In recent years, the Company has not paid any cash dividends on its Common Shares. The Company currently anticipates that it will retain all future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Provisions within the Company's domestic bank credit agreement and Senior Note Indenture limit the Company's ability to pay cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                         FISCAL YEAR ENDED MARCH 31,
                                                                         ---------------------------
                                                         1998         1997         1996          1995          1994        1993
                                                         ----         ----         ----          ----          ----        ----
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenues                                               $172,653    $ 139,604     $ 127,773     $ 118,515     $ 69,536     $50,075
Cost of sales                                           121,337       97,813        94,609        82,118       45,833      33,054
                                                       --------    ---------     ---------     ---------     --------     -------
Gross profit                                             51,316       41,791        33,164        36,397       23,703      17,021
Selling, general and administrative expenses             37,396       30,421        31,322        29,557       16,206      12,493
Unusual items                                                --        1,700         4,368            --        1,622          --
                                                       --------    ---------     ---------     ---------     --------     -------
Operating income (loss)                                  13,920        9,670        (2,526)        6,840        5,875       4,528
Interest expense                                          2,434        1,696         1,937           888          887       1,328
                                                       --------    ---------     ---------     ---------     --------     -------
Income (loss) from continuing operations before
  income taxes, extraordinary charge and
  cumulative effect of change in accounting
  principle                                              11,486        7,974        (4,463)        5,952        4,988       3,200
Income tax provision (benefit)                            4,595        3,167        (1,056)        2,661        2,282       1,200
                                                       --------    ---------     ---------     ---------     --------     -------
Income (loss) from continuing operations before
  extraordinary charge and cumulative effect of
  change in accounting principle                          6,891        4,807        (3,407)        3,291        2,706       2,000
Discontinued operations:
     Loss from operations, net of tax benefit                --       (1,037)       (1,735)         (455)          --          --
     Loss on disposal, net of tax benefit                    --       (3,960)           --            --           --          --
Extraordinary charge, net of tax benefit                     --           --           (70)           --         (102)         --
Cumulative effect on prior years of change
  in accounting principle                                    --           --            --            --          136          --
                                                       --------    ---------     ---------     ---------     --------     -------
Net income (loss)                                      $  6,891    $    (190)    $  (5,212)    $   2,836     $  2,740     $ 2,000
                                                       ========    =========     =========     =========     ========     =======
EARNINGS PER SHARE - BASIC:
Income (loss) from continuing operations before
  extraordinary charge                                 $   0.85    $    0.58     $   (0.44)    $    0.46     $   0.73     $  0.87
Discontinued operations:
     Loss from operations, net of tax benefit                --        (0.12)        (0.22)        (0.06)          --          --
     Loss on disposal, net of tax benefit                    --        (0.48)           --            --           --          --
Extraordinary charge, net of tax benefit                     --           --         (0.01)           --        (0.03)         --
Cumulative effect of change in accounting
  principle                                                  --           --            --            --         0.04          --
                                                       --------    ---------     ---------     ---------     --------     -------
Net income (loss)                                      $   0.85    $   (0.02)    $   (0.67)    $    0.40     $   0.74     $  0.87
                                                       ========    =========     =========     =========     ========     =======
Weighted average number of Common Shares
  outstanding - Basic (1)                                 8,155        8,266         7,764         7,164        3,681       2,291

EARNINGS PER SHARE - DILUTED:
Income (loss) from continuing operations before
  extraordinary charge                                 $   0.81    $    0.57     $   (0.44)    $    0.39     $   0.53     $  0.65
Discontinued operations:
     Loss from operations, net of tax benefit                --        (0.12)        (0.22)        (0.05)          --          --
     Loss on disposal, net of tax benefit                    --        (0.47)           --            --           --          --
Extraordinary charge, net of tax benefit                     --           --         (0.01)           --        (0.02)         --
Cumulative effect of change in accounting
  principle                                                  --           --            --            --         0.03          --
                                                       --------    ---------     ---------     ---------     --------     -------
Net income (loss)                                      $   0.81    $   (0.02)    $   (0.67)    $    0.34     $   0.54     $  0.65
                                                       ========    =========     =========     =========     ========     =======
Weighted average number of Common Shares
  outstanding - Diluted  (1)                              8,468        8,486         7,764         8,334        5,034       3,085

                                                                                        MARCH 31,
                                                                                        ---------
                                                         1998         1997         1996          1995          1994        1993
                                                         ----         ----         ----          ----          ----        ----

BALANCE SHEET DATA:
Working capital, excluding net assets held for sale    $ 51,078    $  35,082     $  30,358     $  31,229     $ 20,441     $ 8,526
Total assets                                            136,275      106,918       107,398       108,758       67,858      21,880
Long-term debt, net of current portion                   47,695       25,635        26,616        25,869       21,492      10,700
Minority interest                                           469          473           502         4,067        4,022          --
Shareholders' equity                                     57,961       54,676        54,281        56,060       24,301       2,814

(1)     Weighted average shares reflect the five-for-four stock split that will be effected via a stock dividend payable
        June 19, 1998 to shareholders of record as of June 5, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Effective July 1, 1997, the Company acquired all the outstanding shares of capital stock of CPS. The acquisition has been accounted for using the purchase method of accounting and the results of CPS have been included in the Company's results since the effective date.

         The integration of CPS' operations into Corrpro is essentially complete and the Company has been able to take advantage of synergies and consolidation opportunities that existed between the two companies. Five of CPS' offices were located in cities where Corrpro also had facilities. In each of these cities, the Company physically merged the operations in order to reduce overhead and administrative costs. The Company's integration plans also included the consolidation of CPS' corporate and administrative functions into Corrpro's. The results attributable to CPS are not separable due to the integration of CPS' operations into Corrpro.

         This document contains certain statements, that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might affect such forward-looking statements include the Company's mix of products and services, timing of jobs, the availability and value of larger jobs, the impact of weather on the Company's operations and the Company's ability to successfully integrate acquired businesses in a timely manner.

         During March 1997, the Company adopted a formal plan to sell its Corrtherm operations. Corrtherm is reported as a discontinued operation and its net assets and results of operations are reported separately in the consolidated financial statements. The process of selling Corrtherm is on-going.


OPERATING RESULTS OF THE COMPANY

YEAR ENDED MARCH 31, 1998 COMPARED TO YEAR ENDED MARCH 31, 1997

  REVENUES

         Revenues for fiscal 1998 totaled $172.7 million compared with $139.6 million for fiscal 1997, an increase of 23.7%. The fiscal 1998 revenues include the results of CPS, which was acquired effective July 1, 1997. The results of CPS are no longer separable due to the integration of CPS' operations. Excluding the impact of the CPS acquisition, management estimates that revenues increased approximately 10%.

         During fiscal 1998, approximately 51% of the Company's revenues related to services and 49% related to product sales. In fiscal 1997, approximately 48% of the Company's revenues related to services and 52% related to product sales.

         Revenues from services increased approximately $21.1 million or 31.3% as a result of the CPS acquisition as well as growth at the domestic core businesses, RCS and the international operations in Europe and the Middle East. The Company has continued to make progress in diversifying its international operations' revenues more towards the service side of the business.

         Product revenues increased $11.9 million or 16.5%, which related, in part, to CPS. The remainder of the increase in product revenues related to the Company's European operations. The European operations continued to benefit from several large offshore projects, which had been in progress since fiscal 1997.

  GROSS PROFIT

         The Company's gross profit for fiscal 1998 totaled $51.3 million (or 29.7% of revenues) compared to $41.8 million (or 29.9% of revenues) for fiscal 1997, an increase in gross profit dollars of 22.8%.

         Gross profit related to services totaled $28.9 million (or 32.6% of revenues) for fiscal 1998 compared to $23.3 million (or 34.5% of revenues) for fiscal 1997, an increase in gross profit dollars of 24.2%. The lower service margin percentages resulted primarily from mix differences between years. In addition, as a result of the acquisition of CPS, the Company now has a larger component of construction-related business, which typically has lower gross profit margins than the other engineering services business.

         Gross profit related to product sales totaled $22.4 million (or 26.7% of revenues) for fiscal 1998 compared to $18.5 million (or 25.7% of revenues) for fiscal 1997, an increase in gross profit dollars of 21.0%. The improvement in product margins related to the Company's European operations as well as RCS. Gross profit margins at Good-All have been negatively impacted as the Company has worked to return it to normal operating levels after the rectifier operations were moved from Colorado to Ohio in late fiscal 1997.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         S,G&A expense for fiscal 1998 totaled $37.4 million (or 21.7% of revenues) compared to $30.4 million (or 21.8% of revenues) for fiscal 1997, an increase of 22.9%. The increase related to CPS as well as higher levels of business activity.

  UNUSUAL ITEMS

         During fiscal 1997, the Company recorded a net unusual charge totaling $1.7 million. The unusual charge included a $2.4 million charge related to the final settlement of the securities and class action and shareholder derivative lawsuits filed in 1995, offset by a $0.7 million gain on the sale of a small non-core business recorded during the fourth quarter.

  OPERATING INCOME

         Operating income for fiscal 1998 totaled $13.9 million compared with $9.7 million during fiscal 1997, an increase of 44.0%. The fiscal 1997 results included an unusual charge of $1.7 million. Excluding the impact of the prior-year unusual charge, operating income increased 22.4% between years.

  INTEREST EXPENSE

         Interest expense for fiscal 1998 totaled $2.4 million compared to $1.7 million for fiscal 1997. The increase relates primarily to increased borrowings in connection with the CPS acquisition.

  INCOME TAX PROVISION

         The Company recorded a provision for income taxes of $4.6 million for fiscal 1998 compared to $3.2 million for fiscal 1997. The effective tax rate for fiscal 1998 was 40.0% compared to 39.7% for fiscal 1997. See Note 6 to Notes to Consolidated Financial Statements for reconciliation of the Company's effective tax rates.

  INCOME FROM CONTINUING OPERATIONS

         Income from continuing operations for fiscal 1998 totaled $6.9 million, compared with income of $4.8 million in fiscal 1997.

  DISCONTINUED OPERATIONS

         The Company's operating loss from discontinued operations for fiscal 1997 totaled $1.0 million. The Company also recognized a loss on the disposal of Corrtherm of $4.0 million, net of tax benefit in fiscal 1997.

  NET INCOME

         The Company had net income of $6.9 million for fiscal 1998 compared to a net loss of $0.2 million for fiscal 1997.

YEAR ENDED MARCH 31, 1997 COMPARED TO YEAR ENDED MARCH 31, 1996

  REVENUES

         Revenues for fiscal 1997 totaled $139.6 million compared with $127.8 million for fiscal 1996, an increase of 9.3%. The increase was all internally generated, as there were no acquisitions in either fiscal year. During fiscal 1997, approximately 48% of the Company's revenues related to services and 52% related to product sales. In fiscal 1996, service and product sales represented approximately 52% and 48%, respectively, of the Company's revenues.

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

  INCOME TAX PROVISION (BENEFIT)

         The Company recorded a provision for income taxes of $3.2 million for fiscal 1997 compared to a benefit of $1.1 million for fiscal 1996. The effective tax rate for fiscal 1997 was 39.7% compared to (23.7)% for fiscal 1996. See Note 6 to Notes to Consolidated Financial Statements for reconciliation of the Company's effective tax rates.

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

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had working capital (excluding net assets held for sale), of $51.1 million compared to $35.1 million at March 31, 1997, an increase of $16.0 million or 45.6%. Approximately $5.7 million of this increase related to the acquisition of CPS. The remainder of the increase results primarily from a higher cash balance and higher inventory levels. The increased inventory level is due, in part, to the acquisition of CPS. Excluding the impact of CPS, receivables remained relatively flat. During fiscal 1998, the Company generated cash flow from operations of $6.5 million.

         Cash used for investing activities totaled $17.6 million during fiscal 1998 and included $2.6 million of net capital expenditures and $15.0 million related to the acquisition of CPS. Cash generated by financing activities totaled $17.4 million during fiscal 1998 which included the refinancing of the domestic credit facility of $26.6 million and initial borrowings of $42.4 million under the new domestic credit facility. Financing activities also included the repayment of the domestic term loan of $20 million, the issuance of the Senior Notes of $30 million and the repurchase of 332,000 shares of the Company's Common Shares for a total cost of $3.3 million.

         On July 16, 1997, the Company entered into a five-year, $55 million domestic bank credit facility. The credit facility consisted of a $35 million revolver which expires on July 15, 2002 and a $20 million term loan which was scheduled to mature on June 30, 2002. Initial borrowings under the credit facility were used to finance the acquisition of CPS and to repay all outstanding borrowings under the Company's $37.5 million domestic bank credit facility. On September 18, 1997 the domestic credit facility was amended to increase the revolver from $35 million to $40 million.

         On January 21, 1998, the Company completed the private placement of $30 million of Senior Notes due 2008. The Notes, which are unsecured, have a fixed interest rate of 7.6% per annum and require annual principal payments of $4.3 million commencing in 2002. Proceeds from the Notes were used to pay down borrowings under the Company's domestic bank credit facility including the prepayment of its $20 million term loan. The domestic bank credit facility now consists of a $40 million revolver that expires in 2002.

         In addition to the domestic bank credit facility, the Company has various smaller lines of credit with foreign banks which totaled approximately $5.0 million. Total availability under the domestic and foreign credit facilities at March 31, 1998 was approximately $28.4 million. The Company was in compliance with all of its debt covenants at March 31, 1998.

         The Company believes that cash generated by operations and amounts available under its domestic bank credit facility and foreign lines of credit will be sufficient to satisfy the Company's liquidity requirements through at least fiscal 1999.

CHANGES IN ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company was required to change the method currently used to compute earnings per share and to restate all prior periods presented in comparative statements. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options are excluded from the calculation. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these periods is also immaterial.

         In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting on Comprehensive Income." SFAS 130 will become effective for the Company in the first quarter of fiscal 1999. The adoption of this Statement will have no effect on the Company's financial position or results of operations.

         In June 1997, SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. The statement must be adopted by the Company in fiscal 1999. Under provisions of this statement, the Company will be required to modify or expand the financial statement disclosures for its products and services and geographic areas. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

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

YEAR 2000

         The Company has developed plans to address possible exposures related to the impact on its computer systems of the Year 2000 issue. The Company is currently upgrading the software utilized by the majority of its U.S. operations. The upgrade is being implemented for business reasons in addition to resolving certain Year 2000 issues. Maintenance and modification costs including costs attributable to the Year 2000 issue will be expensed as incurred, while the costs of new information technology will be capitalized and amortized in accordance with Company policy and generally accepted accounting principles. The total cost of upgrading the software, including the cost of Year 2000 compliance which is not separately determinable, is expected to range from $500,000 - $700,000. Project completion is planned for the fourth quarter of fiscal 1999. Management is keeping the Board of Directors informed as to the status of the upgrade as well as other Year 2000 related issues.

         The Company expects that it will be able to modify or replace the various systems effected by the Year 2000 issue in time to avoid any material disruption to its operations; however, unforeseen developments or delays could cause this expectation to change. Also, in the event that any of the Company's significant suppliers or customers do not successfully achieve timely Year 2000 compliance, the Company's operations could be adversely affected. The Company is currently in the process of contacting those key suppliers and customers to determine whether any possible exposures exist.


ITEM 8.      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Begins on following page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Corrpro Companies, Inc.

We have audited the accompanying consolidated balance sheets of Corrpro Companies, Inc. and subsidiaries (the Company) as of March 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated financial statements of the Company for the year ended March 31, 1996, were audited by other auditors whose report thereon dated May 28, 1996, expressed an unqualified opinion on those statements, before the restatements described in Note 1 for earnings per share, Note 11 for discontinued operations and Note 13 for the stock split.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1998 and 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corrpro Companies, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

We also audited the adjustments described in Note 1 for earnings per share,
Note 11 for discontinued operations and Note 13 for the stock split that were applied to restate the 1996 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied.




KPMG PEAT MARWICK LLP
Cleveland, Ohio
May 8, 1998
Except for Note 13 as to which the date is May 19, 1998.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Corrpro Companies, Inc.

In our opinion, the consolidated statements of income, of shareholders' equity and of cash flows, prior to restatement for discontinued operations, adoption of SFAS 128 "Earnings Per Share" (SFAS 128) and retroactive stock split (not presented herein), present fairly, in all material respects, the results of operations and cash flows of Corrpro Companies, Inc. and its subsidiaries (the Company) for the year ended March 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of the Company for any period subsequent to March 31, 1996, nor have we examined any adjustments applied to the 1996 financial statements which give effect to the Company's 1997 decision to discontinue certain operations, its 1998 adoption of SFAS 128 and its 1998 stock split.



PRICE WATERHOUSE LLP
Cleveland, Ohio
May 28, 1996

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1998 AND 1997

                                 (In Thousands)

                                     ASSETS

                                                1998              1997
                                                ----              ----

CURRENT ASSETS:
    Cash and cash equivalents                $   8,687         $   3,233
    Accounts receivable, net                    38,733            32,622
    Inventories                                 24,458            18,031
    Prepaid expenses and other                   7,315             6,624
    Net assets held for sale                    10,662            11,277
                                             ---------         ---------
         Total current assets                   89,855            71,787
                                             ---------         ---------

PROPERTY AND EQUIPMENT:
    Land                                           547               553
    Buildings and improvements                   4,545             4,840
    Equipment, furniture and fixtures           15,696            12,358
                                             ---------         ---------
                                                20,788            17,751
    Less accumulated depreciation               (8,278)           (7,231)
                                             ---------         ---------
    Property and equipment, net                 12,510            10,520
                                             ---------         ---------

OTHER ASSETS:
    Goodwill, net                               27,315            21,218
    Other assets                                 6,595             3,393
                                             ---------         ---------
         Total other assets                     33,910            24,611
                                             ---------         ---------
                                             $ 136,275         $ 106,918
                                             =========         =========



           The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1998 AND 1997

                      (In Thousands, Except per Share Data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                   1998              1997
                                                                   ----              ----

CURRENT LIABILITIES:
    Short-term borrowings                                        $      --         $     249
    Current portion of long-term debt                                  683             1,803
    Accounts payable                                                17,319            13,607
    Accrued liabilities and other                                   10,113             9,769
                                                                 ---------         ---------
         Total current liabilities                                  28,115            25,428
                                                                 ---------         ---------

LONG-TERM DEBT, NET OF CURRENT PORTION                              17,695            25,635

SENIOR NOTES                                                        30,000                --

DEFERRED INCOME TAXES                                                2,035               706

COMMITMENTS AND CONTINGENCIES                                           --                --

MINORITY INTEREST                                                      469               473

SHAREHOLDERS' EQUITY:
    Serial Preferred Shares, voting, no par value;
      1,000 shares authorized and unissued                              --                --
    Common Shares, voting, no par value, stated value
      $0.26 per share; 12,000 shares authorized; 8,413
      and 8,388 shares issued in 1998 and 1997; 7,941 and
      8,247 shares outstanding in 1998 and 1997                      2,245             2,238
    Additional paid-in capital                                      50,708            50,590
    Accumulated earnings                                             8,664             1,773
                                                                 ---------         ---------
                                                                    61,617            54,601
    Cumulative translation adjustment                                  482               894
    Common Shares in treasury, at cost                              (4,138)             (819)
                                                                 ---------         ---------
         Total shareholders' equity                                 57,961            54,676
                                                                 ---------         ---------
                                                                 $ 136,275         $ 106,918
                                                                 =========         =========



           The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                      (In Thousands, Except per Share Data)

                                                           1998            1997              1996
                                                           ----            ----              ----

Revenues:
  Engineering and construction services                  $ 88,601        $  67,486         $  65,916
  Product sales                                            84,052           72,118            61,857
                                                         --------        ---------         ---------
                                                          172,653          139,604           127,773
                                                         --------        ---------         ---------
Cost of sales:
  Engineering and construction services                    59,720           44,236            48,330
  Product sales                                            61,617           53,577            46,279
                                                         --------        ---------         ---------
                                                          121,337           97,813            94,609
                                                         --------        ---------         ---------

Gross profit                                               51,316           41,791            33,164

Selling, general and administrative expenses               37,396           30,421            31,322
Unusual items                                                  --            1,700             4,368
                                                         --------        ---------         ---------
Operating income (loss)                                    13,920            9,670            (2,526)

Interest expense                                            2,434            1,696             1,937
                                                         --------        ---------         ---------
Income (loss) from continuing operations before
  income taxes and extraordinary charge                    11,486            7,974            (4,463)
Provision (benefit) for income taxes                        4,595            3,167            (1,056)
                                                         --------        ---------         ---------
Income (loss) from continuing operations before
  extraordinary charge                                      6,891            4,807            (3,407)
Discontinued operations:
  Loss from operations, net of tax benefit                     --           (1,037)           (1,735)
  Loss on disposal, net of tax benefit                         --           (3,960)               --
                                                         --------        ---------         ---------
Income (loss) before extraordinary charge                   6,891             (190)           (5,142)
Extraordinary charge, net of tax benefit                       --               --               (70)
                                                         --------        ---------         ---------
Net income (loss)                                        $  6,891        $    (190)        $  (5,212)
                                                         ========        =========         =========

Earnings per share - Basic:
  Income (loss) from continuing operations before
    extraordinary charge                                 $   0.85        $    0.58         $   (0.44)
  Discontinued operations:
      Loss from operations, net of tax benefit                 --            (0.12)            (0.22)
      Loss on disposal, net of tax benefit                     --            (0.48)               --
  Extraordinary charge, net of tax benefit                     --               --             (0.01)
                                                         --------        ---------         ---------
  Net income (loss)                                      $   0.85        $   (0.02)        $   (0.67)
                                                         ========        =========         =========

Weighted average shares outstanding - Basic                 8,155            8,266             7,764
                                                         ========        =========         =========

Earnings per share - Diluted:
  Income (loss) from continuing operations before
    extraordinary charge                                 $   0.81        $    0.57         $   (0.44)
  Discontinued operations:
      Loss from operations, net of tax benefit                 --            (0.12)            (0.22)
      Loss on disposal, net of tax benefit                     --            (0.47)               --
  Extraordinary charge, net of tax benefit                     --               --             (0.01)
                                                         --------        ---------         ---------
  Net income (loss)                                      $   0.81        $   (0.02)        $   (0.67)
                                                         ========        =========         =========

Weighted average shares outstanding - Diluted               8,468            8,486             7,764
                                                         ========        =========         =========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                      (In Thousands, Except per Share Data)

                                                     COMMON
                                                     SHARES                                           COMMON
                                         SERIAL      ($0.26)   ADDITIONAL              CUMULATIVE     SHARES
                                       PREFERRED     STATED     PAID-IN   ACCUMULATED TRANSLATION       IN
                                         SHARES      VALUE)     CAPITAL     EARNINGS   ADJUSTMENT    TREASURY*      TOTAL
                                         ------      ------     -------     --------   ----------    ---------      -----

March 31, 1995                          $     --     $1,989     $46,333     $ 7,175      $   615      $   (52)     $ 56,060
  Net loss                                    --         --          --      (5,212)          --           --        (5,212)
  Exercise of 111 stock options               --         30         391          --           --           --           421
  Conversion of 630 CSG shares                --        177       3,319          --           --           --         3,496
  Cumulative translation adjustment           --         --          --          --         (484)          --          (484)
                                        --------     ------     -------     -------      -------      -------      --------
March 31, 1996                                --      2,196      50,043       1,963          131          (52)       54,281
  Net loss                                    --         --          --        (190)          --           --          (190)
  Exercise of 158 stock options               --         42         547          --           --           --           589
  Repurchase of 109 Common Shares             --         --          --          --           --         (767)         (767)
  Cumulative translation adjustment           --         --          --          --          763           --           763
                                        --------     ------     -------     -------      -------      -------      --------
March 31, 1997                                --      2,238      50,590       1,773          894         (819)       54,676
  Net income                                  --         --          --       6,891           --           --         6,891
  Exercise of 25 stock options                --          7         118          --           --           --           125
  Repurchase of 332 Common Shares             --         --          --          --           --       (3,319)       (3,319)
  Cumulative translation adjustment           --         --          --          --         (412)          --          (412)
                                        --------     ------     -------     -------      -------      -------      --------
March 31, 1998                          $     --     $2,245     $50,708     $ 8,664      $   482      $(4,138)     $ 57,961
                                        ========     ======     =======     =======      =======      =======      ========


*Shares held in treasury totaled 31 at March 31, 1995 and 1996; 141 at March 31, 1997 and 473 at March 31, 1998.



           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                 (In Thousands)

                                                                       1998            1997             1996
                                                                       ----            ----             ----

Cash flows from operating activities:
  Net income (loss)                                                  $  6,891         $  (190)        $(5,212)
  Adjustments to reconcile net income (loss)
    to net cash provided by continuing operations:
  Depreciation and amortization                                         3,665           3,259           2,791
  Deferred income taxes                                                   234            (529)           (900)
  (Gain) loss on sale of assets                                          (173)           (105)             94
  Loss from discontinued operations                                        --           1,037           1,735
  Loss on disposal of discontinued operations                              --           3,960              --
  Minority interest                                                        (4)            (47)            (54)
Changes in operating assets and liabilities,
  net of effects of acquisitions:
        Accounts receivable                                              (640)         (3,556)          2,694
        Inventories                                                    (3,332)         (3,128)         (1,286)
        Prepaid expenses and other                                     (1,357)          3,634           1,090
        Accounts payable and accrued expenses                             609          (1,147)          3,039
        Other assets                                                      (53)            206            (557)
                                                                     --------         -------         -------
         Total adjustments                                             (1,051)          3,584           8,646
                                                                     --------         -------         -------
         Net cash provided by continuing operations                     5,840           3,394           3,434
Net cash provided by discontinued operations                              615             271           2,813
                                                                     --------         -------         -------
         Net cash provided by operations                                6,455           3,665           6,247
                                                                     --------         -------         -------

Cash flows from investing activities:
  Additions to and disposals of property, plant and equipment          (2,596)         (1,887)         (2,864)
  Acquisitions, net of cash acquired                                  (15,023)             --            (700)
  Other assets                                                             --            (500)           (731)
                                                                     --------         -------         -------
         Net cash used for investing activities                       (17,619)         (2,387)         (4,295)
                                                                     --------         -------         -------

Cash flows from financing activities:
  Long-term debt, net                                                  (4,644)           (494)          1,390
  Repayment of other debt                                                (396)           (230)         (1,783)
  Refinance of domestic credit facility                               (26,619)             --              --
  Initial borrowings under new domestic credit facility                42,350              --              --
  Issuance of Senior Notes                                             30,000              --              --
  Repayment of Term Loan                                              (20,000)             --              --
  Net proceeds from issuance of Common Shares                              56             297             207
  Repurchase of Common Shares                                          (3,319)           (767)             --
                                                                     --------         -------         -------
         Net cash provided by (used for) financing activities          17,428          (1,194)           (186)
                                                                     --------         -------         -------

Effect of changes in foreign currency exchange rates                     (810)           (100)             99
                                                                     --------         -------         -------

Net increase (decrease) in cash                                         5,454             (16)          1,865
Cash and cash equivalents at beginning of period                        3,233           3,249           1,384
                                                                     --------         -------         -------
Cash and cash equivalents at end of period                           $  8,687         $ 3,233         $ 3,249
                                                                     ========         =======         =======

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                      (In Thousands, Except per Share Data)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation and basis of presentation

         The consolidated financial statements include the accounts of Corrpro Companies, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain fiscal 1997 and 1996 amounts have been reclassified to conform with the fiscal 1998 presentation.

         The Company operates in a single industry segment domestically and through subsidiaries headquartered in Canada, United Kingdom, Saudi Arabia and Indonesia with various other locations in Europe, the Middle East and Asia, which consists of providing corrosion control engineering and monitoring services, systems and equipment to the infrastructure, environmental and energy markets.

Cash and cash equivalents

         The Company considers cash and all other highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Accounts receivable

         Accounts receivable are presented net of allowances for doubtful accounts of $2,151, $1,735, $1,185 and $1,013 at March 31, 1998, 1997, 1996 and
1995, respectively. Bad debt expense totaled $498, $498 and $654 in fiscal 1998, 1997 and 1996, respectively.

         The Company performs ongoing credit evaluations of its customers' financial condition. Corrosion control services and products are provided to a large number of customers with no substantial concentration in a particular industry.

Inventories

         Inventories are valued at the lower of cost or market with cost being determined on the first-in, first-out method. Inventories are stated net of reserves for excess, slow moving and potentially obsolete materials. Inventories consist of the following at March 31, 1998 and 1997:

                                                     1998              1997
                                                     ----              ----

Component parts and raw materials                   $10,007         $  8,437
Work in process                                       1,908              955
Finished goods                                       12,543            8,639
                                                     ------          -------
                                                    $24,458          $18,031
                                                     ======           ======

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

         Depreciation expense totaled $2,107, $1,905 and $1,754 in fiscal 1998, 1997 and 1996, respectively.

Goodwill, patents and other intangibles

         Goodwill is being amortized on a straight-line basis, over 30 to 40 years. Goodwill amortization totaled $967, $777 and $796 in fiscal 1998, 1997 and 1996, respectively. Accumulated amortization was $3,448 and $2,481 at March 31, 1998 and 1997, respectively.

         Included in patents and other intangibles are amortizable assets consisting primarily of patents, trademarks and covenants not to compete. Such assets, with a cost of $3,242 and $3,102 at March 31, 1998 and 1997, respectively, are amortized on the straight-line method over their estimated useful lives ranging from 4 to 20 years. Amortization expense for such assets totaled $282, $345 and $295 in fiscal 1998, 1997 and 1996, respectively.

         The Company uses an undiscounted cash flow method to periodically review the net realizable value of goodwill and other intangible assets and believes that such assets are realizable.

Fair value of financial instruments

         The recorded value of cash and cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short maturity of these instruments. The recorded value of the Company's and Senior Notes is considered to approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

Revenue recognition

         The Company records income from construction and engineering contracts under the percentage-of-completion method. Under this method, revenues are recognized in proportion to the ratio of costs incurred to currently estimated total contract costs. Estimated earnings and costs on contracts are subject to revision throughout the terms of the contracts, and any required adjustments are recorded in the periods in which revisions are made. Accounts receivable includes $896 and $861 at March 31, 1998 and 1997, respectively, of amounts billed but not paid by customers under retainage provisions of contracts. Prepaid expenses and other includes $2,879 and $2,498 at March 31, 1998 and 1997, respectively, of amounts related to costs and estimated earnings in excess of billings on uncompleted contracts. The Company recognizes revenue from product sales upon shipment.

Product development expenses

         Expenditures for product development totaled approximately $694, $783 and $718 in fiscal 1998, 1997 and 1996, respectively.

Income taxes

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the application of the asset and liability method.

Unusual items

         During fiscal 1997, the Company recorded an unusual charge totaling $1,700. This amount included a $2,400 charge which represented the Company's share of the settlement cost relating to the securities class action and shareholder derivative lawsuits, net of estimated litigation related legal fees to be reimbursed by the Company's D&O carrier. The fiscal 1997 amount also included a $700 gain on the sale of a non-core business operation. See Note 3.

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

Earnings per share

         In February 1997, The Financial Accounting Standards Board issued Statement of Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." The Statement replaces the presentation of primary earnings per share (EPS) with the presentation of basic EPS, and replaces fully diluted EPS with diluted EPS. The Company was required to adopt SFAS 128 for the quarter ending December 31, 1997. All fiscal years presented have been restated to conform with SFAS 128.

         Basic EPS is computed by dividing net income for the period by the weighted average number of shares of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of shares of common shares and potential common shares outstanding for the period. Stock options are the only potential common shares and are considered in the Company's diluted EPS calculation. Potential common shares are computed using the treasury stock method.

Weighted average shares reflects the five-for-four stock split that will be effected June 19, 1998. See Note 13.

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

2.  ACQUISITIONS AND DISPOSITIONS:

         Effective July 1, 1997, the Company acquired all the outstanding shares of capital stock of Cathodic Protection Services Company ("CPS"). The purchase price was $15,023 in cash which included the repayment in full of certain indebtedness and management fees owed by CPS to its senior lenders and its former stockholders as well as certain costs directly related to the acquisition. The acquisition was funded using proceeds from the Company's new domestic credit facility. See Note 3.

         CPS provides materials and services for the evaluation, design, installation and maintenance of cathodic protection systems. CPS operated mainly in the energy sector and had extensive field service operations and construction experience.

         The acquisition of CPS has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the net assets acquired based upon preliminary estimate of their fair market values at the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled $7,000 at March 31, 1998 and is being amortized over 40 years on a straight-line basis. This allocation was based on preliminary estimates and is subject to revision at a later date.

         The results of CPS have been included in the Company's results since the effective date of the acquisition. Pro forma results of operations have not been presented as the effect of the acquisition on the Company's financial statements were not material.

         In March 1997, the Company sold substantially all of the assets of a non-core business operation located in Lafayette, Louisiana. Proceeds from the sale totaled $2,500 and resulted in a gain of $700 which has been reflected as an unusual item in the accompanying consolidated statements of income. The proceeds consisted of a $2,100 short-term note receivable which was paid in full in June, 1997 and a $400 five-year note receivable. Revenues relating to the Lafayette operation, which are included in the consolidated results, totaled $3,832 and $3,230 in fiscal 1997 and 1996, respectively.

3.  LONG-TERM DEBT:

         Long-term debt at March 31, 1998 and 1997 consisted of the following:


                                                     1998              1997
                                                     ----              ----

Domestic bank credit facility --
  Revolver                                          $16,530          $19,669
  Term loan                                              --            4,400
Other term notes payable                              1,265            2,286
Mortgages payable                                       583            1,083
                                                    -------          -------
                                                     18,378           27,438
Less: current portion                                   683            1,803
                                                    -------          -------
                                                    $17,695          $25,635
                                                    =======          =======

         On July 16, 1997, the Company entered into a new five-year, $55 million domestic bank credit facility. The credit facility consisted of a $35 million revolver which expires on July 15, 2002 and a $20 million term loan which was scheduled to mature on June 30, 2002. Initial borrowings under the credit facility were used to finance the acquisition of CPS and to repay all outstanding borrowings under the Company's $37.5 million domestic bank credit facility. On September 18, 1997 the domestic credit facility was amended to increase the revolver from $35 million to $40 million. Interest on the revolver borrowings is based, at the Company's option, on either (a) the prime rate, as defined in the credit agreement or (b) the Euro Rate, as defined in the credit agreement, plus 0.5% to 1.5%. The spread over the Euro Rate varies based upon certain financial covenants. The Company is required to pay a commitment fee ranging from 0.2% to 0.3% on the unused revolver commitment. Borrowings under the credit facility were initially secured by the Company's domestic accounts receivable, inventories, certain intangibles and fixed assets, including those relating to CPS. Such collateral was released on January 21, 1998. See below. The credit agreement also requires the Company to maintain certain financial covenants and places certain restrictions on the Company's ability to pay cash dividends and to effect major acquisitions.

         The weighted average interest rate on borrowings outstanding under the $40 million credit facility was 6.6% during fiscal 1998.

         Other term notes payable include certain other promissory notes. These notes bear interest at various rates, which ranged from 6.75% to 11.0% at March 31, 1998. The obligations mature at various intervals between 1999 and 2002.

         Mortgages payable, which bear interest from 8.75% to 9.5% and are due on various dates between 2003 and 2010, are repayable in monthly installments and are secured by the fixed assets of certain subsidiaries.

         The Company's long-term debt matures as follows: $683 in 1999, $398 in 2000, $189 in 2001, $21,003 in 2002, $4,402 in 2003 and $21,703 after 2003.

         The Company also maintains available lines of credit from various foreign banks approximating $4,965 at March 31, 1998, which are secured by the assets of certain foreign subsidiaries. Short-term borrowings amounted to $0 and $249 at March 31, 1998 and 1997, respectively, under these lines of credit. The interest rates on such borrowings at March 31, 1998 ranged from 7.0% to 13.0%.

         Cash paid for interest totaled $2,784, $2,135 and $2,006 for fiscal years 1998, 1997 and 1996, respectively.

4.  SENIOR NOTES:

     On January 21, 1998, the Company completed the private placement of $30 million of Senior Notes due 2008. The Notes, which are unsecured, have a fixed interest rate of 7.6% per annum and require annual principal payments of $4.3 million commencing in 2002. The Senior Notes require the Company to maintain certain financial covenants. Proceeds from the Notes were used to pay down borrowings under the Company's domestic bank credit facility including the prepayment of its $20 million term loan.

5.  LEASES:

         The Company leases certain office and warehouse space and equipment under operating leases which expire at various dates through 2012. Future minimum rental payments are as follows: $2,357 in 1999, $1,461 in 2000, $1,065 in 2001, $374 in 2002, $299 in 2003 and $1,272 after 2003 with a cumulative total of $6,828.

         In addition, the Company rents other property on a month-to-month basis. Total rental expense was $2,664, $2,408 and $2,177 for fiscal 1998, 1997 and 1996, respectively.

6.    INCOME TAXES:

         Components of income (loss) from continuing operations before income taxes and extraordinary charge follow:

                                         1998              1997             1996
                                         ----              ----             ----

United States                         $ 6,596            $4,075          $(6,558)
Foreign                                 4,890             3,899            2,095
                                      -------             -----           ------
                                      $11,486            $7,974          $(4,463)
                                      =======            ======          =======

         Components of the provision (benefit) for income taxes by jurisdiction follow:

                                          1998              1997             1996
                                          ----              ----             ----

Current  -- Federal                        419           $   978          $(1,200)
         -- State and local                425               296              146
         -- Foreign                      2,562             1,867              863
                                       -------           -------          -------
                                         3,406             3,141             (191)
                                       -------           -------          -------
Deferred -- Federal                        904              (114)            (533)
         -- State and local                284               197             (460)
         -- Foreign                          1               (57)             128
                                       -------           -------          -------
                                         1,189                26             (865)
                                       -------           -------          -------
                                       $ 4,595           $ 3,167          $(1,056)
                                       =======           =======          =======

         Differences between the statutory United States federal income tax rate (34%) and the effective income tax rate are as follows:

                                           1998             1997             1996
                                           ----             ----             ----

Federal income tax provision (benefit)
  at statutory rate                      $3,905          $ 2,711          $(1,517)
State income taxes, net                     468              393             (164)
Reduction of valuation reserves              --              (83)              --
Foreign tax rate differential               127              432              282
Meals and entertainment                      95               80               78
Other                                        --             (366)             265
                                         ------          -------          -------
Effective income tax                     $4,595          $ 3,167          $(1,056)
                                         ======          =======          =======

         Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following at March 31, 1998 and 1997:

                                                          1998            1997
                                                          ----            ----

DEFERRED TAX ASSETS
  Bad debts                                            $   633         $   553
  Other reserves                                           310             594
  Uniform cost capitalization                              141             141
  Accrued expenses                                         641           1,678
  Pension and other benefit reserves                       284             262
  Federal tax carryforward and other tax credit
    and carryforwards                                    1,632             809
  State net operating loss carryforwards                   230             230
  Other                                                    454             115
                                                       -------         -------
                                                         4,325           4,382
  Valuation reserve                                        (28)            (28)
                                                       -------         -------
         Total deferred tax assets                       4,297           4,354
DEFERRED TAX LIABILITIES
  Fixed assets                                          (1,781)         (1,874)
  Other                                                   (332)            (62)
                                                       -------         -------
         Total deferred tax liabilities                 (2,113)         (1,936)
                                                       -------         -------
Total net deferred taxes                               $ 2,184         $ 2,418
                                                       =======         =======

         At March 31, 1998, accrued liabilities included $1,407 related to accrued income taxes.

         The valuation reserve has been established for foreign tax credit carryforwards because management believes that it is more likely than not that such benefits will not be realized.

         No provision for United States income tax on approximately $9,887 of undistributed earnings of foreign subsidiaries at March 31, 1998, has been made, because the earnings are indefinitely reinvested in the subsidiaries. Determination of the amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practicable.

         At March 31, 1998, the Company had state net operating loss carryforwards of approximately $3,930 and federal credit carryforwards of $1,862. At March 31, 1998, the Company had federal net operating loss carryforwards of $3,236 which expire through 2018 and state net operating loss carryforwards of approximately $3,930. The Company also has federal credit carryforwards of $431 relating to non-expiring alternative minimum tax credits. The remaining federal credit carryforwards and the state carryforwards expire in various future periods. There can be no assurance that tax carryforwards will be utilized. The federal credit carryforwards of $431 represent non-expiring alternative minimum credit carryforwards. The remaining federal credit carryforwards and the state carryforwards expire in various future periods. There can be no assurance that tax carryforwards will be utilized.

         Cash paid for income taxes totaled $2,637, $1,852 and $1,776 for fiscal 1998, 1997 and 1996, respectively.

7.  EMPLOYEE BENEFIT PLANS:

         The Company maintains the Corrpro Companies, Inc. Profit Sharing Plan and Trust for all eligible employees in the United States under Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make contributions to the plan. In addition, the Company matches a portion of employees' contributions. The matching contributions totaled $327, $83 and $81 in fiscal 1998, 1997 and 1996, respectively.

         One of the Company's foreign subsidiaries has a contributory defined benefit pension plan for certain salaried employees. The Company funds the plan in accordance with recommendations from independent actuaries. Pension benefits generally depend on length of service and job grade.

         Pension expense for fiscal years 1998, 1997 and 1996 is as follows:


                                      1998          1997          1996
                                      ----          ----          ----

Service cost                          $ 269         $ 235         $ 210
Interest cost                           220           182           150
Actual return on plan assets           (176)         (141)         (133)
Net amortization and deferrals          (16)          (33)           (6)
                                      -----         -----         -----
Net periodic pension cost             $ 297         $ 243         $ 221
                                      =====         =====         =====

         The funded status of the plan at March 31, 1998 and 1997 is summarized as follows:

                                                  1998             1997
                                                  ----             ----

Accumulated benefit obligation                   $(2,504)        $(1,899)
Effect of increase in compensation levels           (530)           (403)
                                                 -------         -------
Projected benefit obligation                      (3,034)         (2,302)
Plan assets at fair value                          2,504           2,130
                                                 -------         -------
Funded status                                       (530)           (172)
Unrecognized gain                                    173             (52)
                                                 -------         -------
Accrued pension liability                        $  (357)        $  (224)
                                                 =======         =======

         Significant actuarial assumptions include a discount rate of 6.5% and 8.5% in fiscal 1998 and 1997, respectively, an expected long-term return on plan assets of 8.5% in both fiscal 1998 and 1997, and an assumed rate of increase in compensation levels of 4.5% in 1998 and 6.5% in 1997.

         The Company has entered into an employment agreement with one of its executives which provides, among other things, that such employee shall be eligible at 63 1/2 to receive retirement income, with a lifetime survivor benefit, in an amount equal to 50% of base salary. The Company is providing for this deferred compensation benefit over the term of the agreement.

8.  SHAREHOLDERS' EQUITY:

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

         In November 1996, the Board of Directors authorized a program to repurchase up to 600 shares of the Company's outstanding common shares. During fiscal 1998 and 1997, respectively the Company repurchased approximately 332 and 109 shares, respectively, at a total cost of $3,319 and $767 for 1998 and 1997, respectively, under this program.

         In connection with the acquisition of the Commonwealth Seager Group in April 1993, the Company issued to the sellers preferred stock of a subsidiary that could be exchanged for a maximum of 850 Common Shares of the Company. At March 31, 1996, all preferred shares had been exchanged for Common Shares.

9.  STOCK PLANS:

         The Company has options outstanding under various options plans including the 1997 Long-Term Incentive Plan (the "1997 Option Plan") and the 1997 Non-Employee Directors' Stock Option Plan (the "1997 Directors Plan"). The Company's 1994 Corrpro Stock Option Plan (the "1994 Plan") and the 1994 Corrpro Outside Directors' Stock Option Plan (the "Directors Plan") were terminated upon adoption of the 1997 Option Plan and the 1997 Directors Plan. In addition, prior to its initial public offering in September 1993, the Company issued stock options under various arrangements.

         The 1997 Option Plan was adopted on April 28, 1997, subject to shareholder approval, which was obtained on July 23, 1997. The 1997 Option Plan provides for the granting of up to 469 non-qualified stock options, stock appreciation rights, restricted stock awards or stock bonus awards to officers, key employees and consultants of the Company. In addition, the 1997 Option Plan provides that shares exercised, forfeited or otherwise terminated under previously granted stock awards, other than awards under the 1994 Directors Plan, will also be available for grant under the new plan. The option price per share will generally be the fair market value of the Company's Common Shares on the date of grant and the term of the options will not exceed 10 years. The 1997 Option Plan will terminate on April 28, 2007.

         The 1997 Directors Plan was also adopted on April 28, 1997, subjected to shareholder approval, which was obtained on July 23, 1997. The 1997 Directors Plan provides for the granting of up to 63 non-qualified stock options to current and future non-employee directors of the Company. Under this plan, each non-employee director will annually be granted options to purchase 3 Common Shares. The option price per share will be the fair market value of the Company's Common Shares on the date of grant and the term of the options will be 10 years. The 1997 Directors Plan will terminate on April 28, 2007.

         Stock option activity for the Company during fiscal 1998, 1997 and 1996 was as follows:

NUMBER OF SHARES                                      1998              1997             1996
----------------                                      ----              ----             ----

Options outstanding, beginning of year                 806               774              851
Granted                                                401               204              343
Exercised                                              (25)             (158)            (111)
Expired or canceled                                    (17)              (14)            (309)
                                                     -----             -----            -----
Outstanding, end of year                             1,165               806              774
                                                     -----             -----            -----

Exercisable, end of year                               789               491              514
Available for grant, end of year                       218               110              210

Price range of options:
   Granted                                           $7.50 to          $6.49 to         $4.78 to
                                                    $12.00             $8.97            $6.87

   Exercised                                         $7.70 to          $1.86 to         $1.86
                                                    $11.30             $5.50

   Outstanding, end of year                          $1.86 to          $1.86 to         $1.86 to
                                                    $17.33            $17.33           $17.33

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

                                                                 1998             1997             1996
                                                                 ----             ----             ----
Income from continuing operations:
     As reported                                              $   6,891        $   4,807        $  (3,407)
     Pro forma                                                    6,549            4,573           (3,487)

Income from continuing operations per share - Basic:
     As reported                                              $    0.85        $    0.58        $   (0.44)
     Pro forma                                                     0.80             0.55            (0.45)

Income from continuing operations per share - Diluted:
     As reported                                              $    0.81        $    0.57        $   (0.44)
     Pro forma                                                     0.77             0.54            (0.45)

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The significant assumptions used were risk-free interest rates ranging from 6.9% to 7.0%, expected volatility of 37.9% for 1998 and 36.7% for both 1997 and 1996, an expected life of 8 years and no expected dividends.

         The pro forma effects on net income for 1998, 1997 and 1996 are not representative of the pro forma effects on net income in future years as the compensation cost for each year's grant is recognized over its vesting period and compensation costs for options granted prior to April 1, 1995 is not considered.

10.  BUSINESS SEGMENTS:

         The Company operates in a single industry segment domestically and through subsidiaries headquartered in Canada, United Kingdom, Saudi Arabia and Indonesia, with various other locations in Europe, the Middle East and Asia. Inventory transfers between geographic locations are recorded at cost plus a mark-up; intercompany revenues and profits are eliminated. Assets of geographic areas are identified with the operations of each area. Assets used for general corporate purposes are not considered significant and have therefore been reflected in the United States segment information.

         The Company's operations by geographic area are presented below:

                                                                 1998             1997              1996
                                                                 ----             ----              ----

Net revenues, including intercompany:
  United States                                               $ 107,821         $  75,133         $  72,698
  Canada                                                         14,061            18,315            17,981
  United Kingdom and Europe                                      26,349            25,237            19,376
  Middle East and Asia                                           38,963            31,065            24,236
  Intercompany                                                  (14,541)          (10,146)           (6,518)
                                                              ---------         ---------         ---------
                                                              $ 172,653         $ 139,604         $ 127,773
                                                              =========         =========         =========
Income (loss) from continuing operations before taxes:
  United States                                               $  10,094         $   6,797         $  (4,312)
  Canada                                                          1,780             2,126             1,810
  United Kingdom and Europe                                       2,457             1,502               (78)
  Middle East and Asia                                            1,667               727                54
  Adjustments/eliminations                                       (2,078)           (1,482)               --
                                                              ---------         ---------         ---------
    Operating income (loss)                                      13,920             9,670            (2,526)
  Interest expense                                               (2,434)           (1,696)           (1,937)
                                                              ---------         ---------         ---------
                                                              $  11,486         $   7,974         $  (4,463)
                                                              =========         =========         =========
Identifiable assets from continuing operations:
  United States                                               $  83,214         $  57,463         $  59,505
  Canada                                                         17,823            17,473            17,726
  United Kingdom and Europe                                      15,123            14,756            19,650
  Middle East and Asia                                           20,115            17,226            10,172
  Adjustments/eliminations                                           --                --               345
                                                              ---------         ---------         ---------
                                                              $ 136,275         $ 106,918         $ 107,398
                                                              =========         =========         =========

11.  NET ASSETS HELD FOR SALE:

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

         Net assets held for sale relating to Corrtherm before adjustment for the estimated loss on disposal at March 31, 1998 consisted of working capital of $4,279, net property and equipment of $6,588, and other assets of $2,932. These amounts are offset by a reserve for the estimated loss on disposal and provisions for other estimated costs to be incurred in connection with the disposal. The amounts the Company will ultimately receive could differ from these estimates.

         The Company allocated interest of $638, $638 and $696 for fiscal years 1998, 1997 and 1996 to Corrtherm based on the estimated proceeds to be realized from the divestiture.

         Revenues from Corrtherm, which are excluded from consolidated revenues totaled $11,083, $13,237 and $15,354 in fiscal 1998, 1997 and 1996, respectively. These revenues included intercompany sales of $4,683, $1,090 and $2,606 in fiscal 1998, 1997 and 1996, respectively. Loss from discontinued operations totaled $1,174, $1,037 and $1,735 in fiscal 1998, 1997 and 1996 and are net of income tax benefits of $783, $493 and $823, respectively.

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

12.  LEGAL MATTERS:

          The Company has cooperated in an investigation conducted by the Securities and Exchange Commission ("SEC") relating to events that occurred in connection with the release of its fiscal 1995 earnings. The Company has offered to enter into an agreement with the SEC pursuant to which the Company would, without admitting or denying SEC findings, agree to an order to cease and desist from committing or causing violations of the reporting, records, and accounting systems and control requirements under the federal securities laws. The Company's offer has not yet been approved by the SEC. In the opinion of management, the ultimate resolution of this matter will not materially affect future operations, the financial position or cash flows of the Company.

         The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to any such matters will not materially affect future operations, the financial position or cash flows of the Company.

13.      SUBSEQUENT EVENT:

         On May 19, 1998, the Company announced that its Board of Directors approved a five-for-four stock split of the Company's common shares. The stock split will be effected as a stock dividend payable on June 19, 1998 to shareholders of record as of June 5, 1998. The stock split will increase outstanding shares by approximately 1.6 million to approximately 7.9 million. All share amounts contained in the consolidated statements and notes thereto have been adjusted to reflect the stock split.

                       SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Results of Operations (unaudited):

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended March 31, 1998 and 1997.

Three Months Ended                               06/30/97       09/30/97      12/31/97     03/31/98           Total
---------------------------------------------------------------------------------------------------------------------
(In Thousands, Except per Share Data)

Revenues                                          $35,550       $48,666       $47,392       $ 41,045        $ 172,653

Operating income                                    2,900         4,629         4,147          2,244           13,920

Income from continuing operations                   1,523         2,367         2,083            918            6,891

Net income                                          1,523         2,367         2,083            918            6,891

Earnings per share - Basic:
    Income from continuing operations             $  0.18       $  0.29       $  0.26       $   0.11        $    0.85
    Net income                                       0.18          0.29          0.26           0.11             0.85

Weighted average number of shares - Basic           8,247         8,175         8,135          8,061            8,155

Earnings per share - Diluted:
    Income from continuing operations             $  0.18       $  0.28       $  0.24       $   0.11        $    0.81
    Net income                                       0.18          0.28          0.24           0.11             0.81

Weighted average number of shares - Diluted         8,450         8,456         8,507          8,444            8,468


Three Months Ended                               06/30/96      09/30/96      12/31/96       03/31/97          Total
---------------------------------------------------------------------------------------------------------------------
(In Thousands, Except per Share Data)


Revenues                                          $33,978       $37,290       $36,511       $ 31,825        $ 139,604

Operating income                                    2,801         1,532         3,170          2,167            9,670

Income from continuing operations                   1,448           628         1,666          1,065            4,807

Net income (loss)                                   1,220           483         1,480         (3,373)            (190)

Earnings per share - Basic:
    Income from continuing operations             $  0.18       $  0.08       $  0.20       $   0.13        $    0.58
    Net income (loss)                                0.15          0.06          0.18          (0.41)           (0.02)

Weighted average number of shares - Basic           8,206         8,297         8,308          8,254            8,266

Earnings per share - Diluted:
    Income from continuing operation              $  0.17       $  0.07       $  0.20       $   0.13        $    0.57
    Net income (loss)                                0.14          0.06          0.17          (0.40)           (0.02)

Weighted average number of shares - Diluted         8,481         8,501         8,493          8,473            8,486

                                    PART III

         Part III, except for certain information relating to Executive Officers included in Part I, Item 4A, is omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended March 31, 1998 a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) (1) THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS ARE INCLUDED IN
PART II, ITEM 8:

                Reports of Independent Accountants

                Consolidated Balance Sheets at March 31, 1998 and 1997

                Consolidated Statements of Income for the years ended March 31, 1998, 1997 and 1996

                Consolidated Statements of Shareholders' Equity for the years ended March 31, 1998, 1997 and 1996

                Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1997 and 1996

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

      (a) (3)   INDEX TO EXHIBITS:


EXHIBIT

  NO.             EXHIBIT
  ---             -------

3.1               Amended and Restated Articles of Incorporation of the Company.
                  (1)

3.2               Amended and Restated Code of Regulations of the Company. (2)

3.3 Amendment to Amended and Restated Articles of Incorporation of the Company as recorded with the Secretary of State of Ohio on August 18, 1997.

4.1               Specimen certificate for the Common Shares. (3)

4.2               Credit Agreement dated July 16, 1997 by and among the
                  Company, the Guarantors Party Thereto, PNC Bank National Association, as Agent and the Banker Party Thereto and Amendment No. 1 and 2, Thereto. Other long term debt agreements of the Company, except for Note Purchase Agreement, are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Company will furnish copies of any such agreements to the Securities and Exchange Commission upon its request. (4),
                  (5), (6)

4.3 Note Purchase Agreement dated as of January 21, 1998 by and among the Company and the Purchaser herein. (6)

4.4 Third Amendment to Credit Agreement dated as of April 1, 1998 by and among the Company the lenders Party thereto and PNC Bank National Association, as Agent.

4.5 Rights Agreement, dated as of July 23, 1997, between the Company and National City Bank. (7)

10.1 Form of Indemnification Agreement for Officers and Directors of the Company. (3)

10.2 Consulting Agreement dated April 1, 1997 by and between Commonwealth Seager Holdings Ltd. and Corrtech Consulting Group.

10.3 Employment Agreement effective April 1, 1998 by and between the Company and Joseph W. Rog.

10.4 Employment Agreement effective April 1, 1998 by and between the Company and Michael K. Baach.

10.5 Employment Agreement effective April 1, 1998 by and between the Company and George A. Gehring, Jr.

10.6 Employment Agreement effective April 1, 1998 by and between the Company and David M. Hickey.

10.7 Employment Agreement effective April 1, 1998 by and between the Company and David H. Kroon.

10.8 Employment Agreement effective April 1, 1998 by and between the Company and Neal R. Restivo.

10.9 Stock Option Agreement dated as of June 15, 1992 by and between the Company and C. Richard Lynham, as amended. (3)

10.10 Stock Option Agreement dated as of November 15, 1992 by and between the Company and C. Richard Lynham. (3)

10.11 Stock Option Agreement dated as of November 15, 1992 by and between the Company and Michael K. Baach. (3)

10.12 Stock Option Agreement dated as of November 15, 1992 by and between the Company and George A. Gehring, Jr. (3)

10.13 Stock Option Agreement dated as of November 15, 1992 by and between the Company and David H. Kroon. (3)

10.14 Stock Option Agreement dated as of November 15, 1992 by and between the Company and Joseph W. Rog. (3)

10.15             Company Incentive Option Plan as amended. (3)

10.16             1997 Long-Term Incentive Plan of Corrpro Companies, Inc. (3)

10.17             1997 Non-Employee Directors' Stock Option Plan. (3)

10.18 Stock Purchase Agreement dated June 4, 1997, as amended, by the Company, Airlog International Inc., Curran Holdings, Inc., and Offshore Logistics, Inc. (8)

21.1              Subsidiaries of the Company.

23.1              Consent of KPMG Peat Marwick LLP.

27.1              Financial Data Schedule.

     ----------------

(1) A copy of this exhibit filed as Exhibit 4.1 of the Company's Registration Statement on Form S-8 (Registration No. 33-74814) is incorporated herein by reference.

(2) A copy of this exhibit filed as Exhibit 4.2 of the Company's Registration Statement on Form S-8 (Registration No. 33-74814) is incorporated herein by reference.

(3) A copy of this exhibit filed as exhibit number of the Company's Registration Statement on Form S-1 (Registration No. 33-64482) is incorporated herein by reference.

(4) A copy of this exhibit filed as Exhibit 4.1 to the Company's report on Form 10-Q for the quarterly period ended June 30, 1997.

(5) A copy of this exhibit filed as Exhibit 10 to the Company's report on Form 10-Q for the quarterly period ended September 30, 1997.

(6) A copy of this exhibit filed as Exhibits 4.1 and 4.2 to the Company's report on Form 10-Q for the quarterly period ended December 31, 1997.

(7) A copy of this exhibit filed as Exhibit 1.1 to the Company's Form 8-A filed August 7, 1997 is incorporated herein by reference.

(8) A copy of this exhibit filed as Exhibits 2.1 and 2.2 to the Company's Form 8-K filed July 31, 1997 is incorporated herein by reference.

      (b)       REPORTS ON FORM 8-K:

                There were no reports on Form 8-K filed during the three months ended March 31, 1998.

      (c)       EXHIBITS

                See "Index to Exhibits" at Item 14(a) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities an Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CORRPRO COMPANIES, INC.

June 2, 1998                               By  /s/  Joseph W. Rog
                                           Joseph W. Rog
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 2, 1998                                 /s/  Joseph W. Rog
                                           Joseph W. Rog
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

June 2, 1998                                 /s/  Neal R. Restivo
                                           Neal R. Restivo
                                           Executive Vice President,
                                           Chief Financial Officer,
                                           Secretary and Treasurer

June 2, 1998                                 /s/  David H. Kroon
                                           David H. Kroon, Director

June 2, 1998                                 /s/  Barry W. Schadeck
                                           Barry W. Schadeck, Director

June 2, 1998                                 /s/  Robert E. Hodge
                                           Robert E. Hodge, Director

June 2, 1998                                 /s/  C. Richard Lynham
                                           C. Richard Lynham, Director

June 2, 1998                                 /s/  Warren F. Rogers
                                           Warren F. Rogers, Director

June 2, 1998                                 /s/  Walter W. Williams
                                           Walter W. Williams, Director