Form 10-Q
period 1998-06-30
CORRPRO COMPANIES INC /OH/
filed 1998-08-14
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                 ----------------------------------------------

                                    FORM 10-Q
       (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

     As of August 10, 1998, 7,878,933 Common Shares, without par value, were outstanding.

                             CORRPRO COMPANIES, INC.
                             -----------------------


                                      INDEX
                                      -----

                                                                                                Page
                                                                                                ----

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.              Financial Statements

                        Consolidated Balance Sheets                                             3
                        Consolidated Statements of Income                                       4
                        Consolidated Statements of Cash Flows                                   5
                        Consolidated Statements of Shareholders' Equity                         6
                        Notes to the Consolidated Financial Statements                          7-10

ITEM 2.              Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                     11-14

PART II.  OTHER INFORMATION
---------------------------
ITEM 2.              Changes in Securities and Use of Proceeds                                  15

ITEM 6.              Exhibits and Reports on Form 8-K                                           15

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     June 30,       March 31,
                                                                      1998            1998
                                                                 ------------     -------------
ASSETS
Current Assets:
    Cash and cash equivalents                                     $    4,228    $    8,687
    Accounts receivable, net                                          43,146        38,733
    Inventories                                                       25,217        24,458
    Costs and estimated earnings in excess of billings
        on uncompleted contracts                                       3,799         2,879
    Prepaid expenses and other                                         4,308         4,436
    Net assets held for sale                                          10,286        10,662
                                                                  ----------    ----------
            Total current assets                                      90,984        89,855
                                                                  ----------    ----------

Property and Equipment, net                                           12,652        12,510
Other Assets:
    Goodwill                                                          27,651        27,315
    Patents and other intangibles                                      1,475         1,757
    Other                                                              5,918         4,838
                                                                  ----------    ----------
            Total other assets                                        35,044        33,910
                                                                  ----------    ----------
                                                                  $  138,680    $  136,275
                                                                  ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings and current portion of long-term debt   $      630    $      683
    Accounts payable                                                  15,001        17,319
    Accrued liabilities and other                                      9,447        10,113
                                                                  ----------    ----------
            Total current liabilities                                 25,078        28,115
                                                                  ----------    ----------


Long-Term Debt, net of current portion                                22,604        17,695

Senior Notes                                                          30,000        30,000

Deferred Income Taxes                                                  2,045         2,035

Commitments and Contingencies                                           --            --

Minority Interest                                                        459           469

Shareholders Equity:
    Serial preferred shares                                             --            --
    Common shares                                                      2,246         2,245
    Additional paid-in capital                                        50,730        50,708
    Accumulated earnings                                              10,578         8,664
                                                                  ----------    ----------
                                                                      63,554        61,617
    Accumulated other comprehensive income                              (775)          482
    Common shares in treasury, at cost                                (4,285)       (4,138)
                                                                  ----------    ----------
            Total shareholders equity                                 58,494        57,961
                                                                  ----------    ----------
                                                                  $  138,680    $  136,275
                                                                  ==========    ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            For the Three Months Ended
                                                      June 30
                                             -----------------------
                                                 1998         1997
                                             ----------  -----------

Revenues:
  Engineering & construction services        $   24,825   $   19,425
  Product sales                                  19,903       16,125
                                             ----------   ----------
                                                 44,728       35,550

Cost of sales:
  Engineering & construction services            15,948       13,122
  Product sales                                  15,059       11,837
                                             ----------   ----------
                                                 31,007       24,959
                                             ----------   ----------

Gross profit                                     13,721       10,591

Selling, general & administrative expenses        9,653        7,691
                                             ----------   ----------
Operating income                                  4,068        2,900

Interest expense                                    880          362
                                             ----------   ----------
Income before income taxes                        3,188        2,538
Provision for income taxes                        1,274        1,015
                                             ----------   ----------

Net income                                   $    1,914   $    1,523
                                             ==========   ==========

Earnings per share -
  Basic                                      $     0.24   $     0.18
  Diluted                                    $     0.23   $     0.18

Weighted average shares -
  Basic                                           7,942        8,247
  Diluted                                         8,369        8,450


     The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   Three Months Ended
                                                                                         June 30
                                                                                -------------------------
                                                                                  1998             1997
                                                                                --------        --------

Cash flows from operating activities:
    Net income                                                                  $    1,914    $    1,523
    Adjustments to reconcile net income to net cash
        used for continuing operations:
    Depreciation and amortization                                                    1,032           755
    Deferred income taxes                                                               13         1,146
    Gain on sale of fixed assets                                                         7           173
    Minority interest                                                                   (3)          (17)
    Changes in assets and liabilities:
        Accounts receivable                                                         (4,814)         (713)
        Inventories                                                                   (992)       (3,037)
        Contracts in progress, net                                                    (851)       (1,029)
        Prepaid expenses and other                                                      92        (1,447)
        Accounts payable and accrued expenses                                       (3,189)          234
        Other assets                                                                (1,862)         (603)
                                                                                ----------    ----------
            Total adjustments                                                      (10,567)       (4,538)
                                                                                ----------    ----------
            Net cash used for continuing operations                                 (8,653)       (3,015)
    Net cash provided by discontinued operations                                       376         1,227
                                                                                ----------    ----------
             Net cash used for operating activities                                 (8,277)       (1,788)
                                                                                ----------    ----------

Cash flows from investing activities:
    Additions to property and equipment                                               (861)         (616)
    Disposal of property and equipment                                                  62           122
    Acquisitions, net of cash acquired                                                (273)         --
                                                                                ----------    ----------
             Net cash used for investing activities                                 (1,072)         (494)
                                                                                ----------    ----------

Cash flows from financing activities:
    Proceeds from long-term debt                                                     5,050         2,552
    Repayment of long-term debt                                                        (93)         (232)
    Repayment of short-term borrowings, net                                           (103)         (232)
    Net proceeds from issuance of Common Shares                                         15          --
                                                                                ----------    ----------
             Net cash provided by financing activities                               4,869         2,088
                                                                                ----------    ----------

Effect of changes in foreign currency exchange rates                                    21           553

Net increase (decrease) in cash                                                     (4,459)          359
Cash and cash equivalents at beginning of period                                     8,687         3,233
                                                                                ----------    ----------
Cash and cash equivalents at end of period                                      $    4,228    $    3,592
                                                                                ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
for:
    Income taxes                                                                $      711    $      762
    Interest                                                                    $      460    $      493


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    Accumulated
                                            Common                                     Other        Common
                               Serial       Shares      Additional                    Compre-       Shares
                              Preferred     ($0.26       Paid-In-     Accumulated     hensive         in
                               Shares    Stated Value)    Capital      Earnings       Income       Treasury*     Total
                               ------    -------------    -------      --------       ------       ---------     -----


March 31, 1998              $     --     $    2,245   $   50,708   $    8,664   $      482    $   (4,138)   $   57,961

   Net income                     --           --           --          1,914         --            --           1,914
   Exercise of 3 stock
      options                     --              1           22         --           --            --              23
   Repurchase of 22
      shares of common
      stock                       --           --           --           --           --            (272)         (272)
   Issuance of 10 shares          --           --           --           --           --             125           125
   Cumulative translation
      adjustment                  --           --           --           --         (1,257)         --          (1,257)
                            ----------   ----------   ----------   ----------   ----------    ----------    ----------

June 30, 1998               $     --     $    2,246   $   50,730   $   10,578   $     (775)   $   (4,285)   $   58,494
                            ==========   ==========   ==========   ==========   ==========    ==========    ==========


* Shares held in treasury totaled 473 at March 31, 1998 and 485 at June 30,
1998.



     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The accompanying interim consolidated financial statements include the accounts of Corrpro Companies, Inc. and subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain fiscal 1998 amounts have been reclassified to conform with the fiscal 1999 presentation.

         The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999 or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

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

         The acquisition of CPS has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the net assets acquired based upon their fair market values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired totaled $7,600 and is being amortized over 40 years on a straight-line basis.

         The results of CPS have been included in the Company's results since the effective date of the acquisition. Pro forma results of operations have not been presented as the effect of the acquisition on the Company's financial statements were not material.

NOTE 3 - INVENTORY

                                          June 30,      March 31,
                                           1998           1998
                                           ----           ----

Inventories consist of the following:

Component parts and raw materials       $   10,165   $   10,007
Work in process                              1,927        1,908
Finished goods                              13,125       12,543
                                        ----------   ----------
                                        $   25,217   $   24,458
                                        ==========   ==========

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                                                            June 30,        March 31,
                                                              1998             1998
                                                              ----             ----

Property, plant and equipment consists of the following:

    Land                                                   $      565    $      547
    Buildings and improvements                                  4,373         4,545
    Equipment, furniture and fixtures                          16,513        15,696
                                                           ----------    ----------
                                                               21,451        20,788
    Less:  Accumulated depreciation                            (8,799)       (8,278)
                                                           ----------    ----------
                                                           $   12,652    $   12,510
                                                           ==========    ==========

NOTE 5 - EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Statement replaced the presentation of primary earnings per share
(EPS) with the presentation of basic EPS, and replaced fully diluted EPS with diluted EPS. As required, the Company adopted SFAS 128 for the quarter ending December 31, 1997. Fiscal 1998 results have been restated to conform with SFAS 128.

         Basic EPS is computed by dividing net income for the period by the weighted average number of shares of common shares outstanding for the period which were, 7,942 and 8,247, for the three months ending June 30, 1998 and 1997, respectively. Diluted EPS for the period has been determined by dividing net income by the weighted average number of shares of common shares and potential common shares outstanding for the period which were, 8,369 and 8,450, for the three months ending June 30, 1998 and 1997, respectively. Stock options are the only potential common shares and are considered in the Company's diluted EPS calculation. Potential common shares are computed using the treasury stock method.

         Weighted average shares reflects the five-for-four stock split that was effected June 19, 1998. See Note 7.

NOTE 6 - STOCK PLANS

         The Company granted options to purchase 88 Common Shares at exercise prices ranging from $11.85 to $12.80 per share under the 1997 Long-Term Incentive Plan of Corrpro Companies, Inc. (the "1997 Option Plan") during the three months ended June 30, 1998. Also during such period, there were 3 options exercised at exercise prices ranging from $1.86 to $6.49 per share.

         On April 30, 1998, the Company adopted, subject to shareholder approval, an amendment to the 1997 Option Plan increasing the number of shares available for issuance by 300. Shareholder approval for such amendment was obtained on July 22, 1998.

NOTE 7 - SHAREHOLDERS' EQUITY

         On April 30, 1998, the Company's Board of Directors approved, subject to shareholder approval, an amendment to the Company's Articles of Incorporation to increase from 12,000 to 40,000 the maximum number of Common Shares that the Company is authorized to issue. Shareholder approval for such amendment was obtained on July 22, 1998.

         On May 19, 1998, the Company announced that its Board of Directors approved a five-for-four stock split of the Company's common shares. The stock split was effected as a stock dividend payable on June 19, 1998 to shareholders of record as of June 5, 1998. The stock split increased outstanding shares by approximately 1.6 million to approximately 7.9 million. All share amounts contained in the consolidated statements and notes thereto have been adjusted to reflect the stock split.

NOTE 8 - REPORTING COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". The Company was required to adopt SFAS 130 for the quarter ending June 30, 1998. All periods presented have been restated to conform with SFAS 130.

         Comprehensive income includes net income and other revenues, expenses, gains, and losses that are excluded from net income but included as a component of total shareholders' equity. Comprehensive income for the quarters ended June 30, 1998 and June 30, 1997 was ($1,257) and $296, respectively, which is comprised of the effect of foreign currency translation adjustments in accordance with SFAS No. 52, "Foreign Currency Translation". The accumulated balance of foreign currency translation adjustments, excluded from net income, is presented in the Consolidated Balance Sheet and Statement of Shareholders' Equity as "Accumulated other comprehensive income".

NOTE 9 - NET ASSETS HELD FOR SALE

         During March 1997, the Company adopted a formal plan to put its Corrtherm operation for sale. Corrtherm is reported as a discontinued operation and its net assets and results of operations are reported separately in the consolidated financial statements.

         Net assets held for sale relating to Corrtherm at June 30, 1998, before adjustment for the estimated loss on disposal, consisted of working capital of $4,057, net property and equipment of $6,455 and other assets of $2,897. These amounts are offset by a reserve for the estimated loss on disposal and provisions for other estimated costs to be incurred in connection with the disposal. The amounts the Company will ultimately receive could differ from the estimates.

         The Company allocated interest of $0.2 million for both the three months ended June 30, 1998 and 1997 to Corrtherm based on the estimated proceeds to be realized from the divestiture. Revenues from Corrtherm, which are excluded from consolidated revenues, totaled $1.6 million for the three months ended June 30, 1998 and $3.2 million for the three months ended June 30, 1997. The revenues included intercompany sales of $0.9 million and $0.7 million for the three months ended June 30, 1998 and 1997, respectively.

NOTE 10 - SUBSEQUENT EVENTS

Acquisition of Wilson Walton Australia
--------------------------------------

         On July 9, 1998, the Company acquired certain assets and assumed certain liabilities of the group of companies referred to as Wilson Walton Australia ("WWA"). The purchase price was $3.7 million in an all cash transaction. The purchase agreement provides for a post-closing purchase price adjustment. The WWA acquisition will be accounted for as a purchase effective July 1, 1998.

         WWA provides products and services for the evaluation, design, installation and maintenance of corrosion protection systems in Australia, New Zealand and Papua New Guinea.

Acquisition of BASCO
--------------------

         On August 12, 1998, the Company acquired all the outstanding shares of capital stock of the BASCO group of companies ("BASCO"). The purchase price was $3.3 million in an all cash transaction. The purchase agreement provides for post-closing purchase price adjustments. The BASCO acquisition will be accounted for as a purchase effective August 1, 1998.

         BASCO, which is based in the United Kingdom outside London, is a provider of corrosion protection engineering services, materials and equipment primarily in Europe.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Revenues
--------

         Revenues for the fiscal 1999 first quarter totaled $44.7 million, an increase of $9.2 million or 25.8% over the fiscal 1998 first quarter. The current year revenues include the results of Cathodic Protection Services (CPS), which was acquired effective July 1, 1997. The results of CPS are no longer separable due to the integration of CPS's operations. Excluding the effect of the CPS acquisition, management estimates that revenues increased approximately 7%.

         During the fiscal 1999 first quarter, approximately 56% of the Company's revenues related to services and 44% related to product sales. During the fiscal 1998 first quarter, approximately 55% of the Company's revenues related to services and 45% related to product sales.

         Service revenues for the first quarter of fiscal 1999 increased 27.8% as a result of the CPS acquisition as well as growth at the Company's domestic core businesses and its Middle East and European operations.

         Product revenues for the quarter increased $3.8 million or 23.4%. The increase is largely the result of the CPS acquisition.

Gross Profit
------------

         The Company's gross profit for the fiscal 1999 first quarter totaled $13.7 million (or 30.7% of revenues) compared to $10.6 million (or 29.8% of revenues) for the fiscal 1998 first quarter. This represents an increase in gross profit dollars of 29.6%.

         Gross margins on service revenues for the fiscal 1999 first quarter grew to 35.8% of revenues compared to 32.4% of revenues in the fiscal 1998 first quarter. The improvement in service margins was the result of a more profitable business mix in the current-year period. In addition, service margins benefited from higher margins at the Company's European operations.

         Gross margins on product revenues for the fiscal 1999 first quarter were 24.3% of revenues versus 26.6% of revenues in the fiscal 1998 first quarter. The lower product margins relate primarily to the Company's European operations.

Selling, General and Administrative Expense
-------------------------------------------

         Selling, general and administrative ("SG&A") expense for the fiscal 1999 first quarter totaled $9.7 million (or 21.6% of revenues) compared to $7.7 million (or 21.6% of revenues) for the fiscal 1998 first quarter, an increase of 25.5%. The increase related to the acquisition of CPS as well as higher levels of business activity at the Company's domestic core businesses.

Operating Income
----------------

         Operating income for the fiscal 1999 first quarter totaled $4.1 million compared to $2.9 million for the fiscal 1998 first quarter, an increase of 40.3%.

Interest Expense
----------------

         Interest expense totaled $0.9 million for the fiscal 1999 first quarter compared to $0.4 million for the fiscal 1998 first quarter, an increase of $0.5 million or 143.1%. The increase is due primarily to the acquisition of CPS.

Income Tax Provision
--------------------

         The Company recorded a provision for income taxes of $1.3 million for the fiscal 1999 first quarter compared to a provision of $1.0 million for the fiscal 1998 first quarter. The effective tax rate was 40.0% for both the fiscal 1999 and fiscal 1998 first quarters.

Net Income
----------

         The Company generated net income of $1.9 million for the fiscal 1999 first quarter compared to net income of $1.5 million for the fiscal 1998 first quarter, an increase of 25.7%.

B.       LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had working capital (excluding net assets held for sale) of $55.6 million compared to $51.1 million at March 31, 1998, an increase of $4.5 million or 8.9%. The increase is primarily the result of seasonally higher levels of business activity during the first quarter as compared to the prior fiscal year fourth quarter offset by a $4.5 million decrease in cash. Based on its historical seasonality trends, the Company expects working capital levels to continue to increase during the fiscal 1999 second quarter.

         During the three months ended June 30, 1998, cash used for operating activities totaled $8.3 million. This is primarily the result of the increase in working capital discussed above. Cash used for investing activities during the three months ended June 30, 1998 totaled $1.1 million and primarily represented net capital expenditures. Cash provided by financing activities during the three months ended June 30, 1998 totaled $4.9 million.

         The Company has domestic bank credit facility consisting of a $40 million revolver that expires in 2002. In addition, the Company has various smaller lines of credit with foreign banks which totaled approximately $4.5 million. Total availability under the domestic and foreign credit facilities at June 30, 1998 was approximately $22 million. The Company was in compliance with all of its debt covenants at June 30, 1998.

         The Company used proceeds from its domestic and foreign credit facilities along with cash on hand to fund the WWA and BASCO acquisitions that were completed subsequent to June 30, 1998.

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

D.       YEAR 2000

         The Company has developed plans to address possible exposures related to the Year 2000 issue. The Company is considering the effect of Year 2000 issues on the services and products the Company provides, the processing capabilities of the Company's computers and other internal information systems, non-informational systems which effect the Company's operational capabilities, and the key sources of supply of products and services to the Company. In addition, the Company is addressing the status of its significant customers' Year 2000 compliance.

         The Company has identified on a preliminary basis those products and services which could experience Year 2000 issues and expects to complete its internal review of its services and products by the fourth quarter of fiscal 1999.


         The Company is currently upgrading the software utilized by the majority of its U.S. operations. The upgrade is being implemented for business reasons in addition to resolving certain Year 2000 issues. Maintenance and modification costs including costs attributable to the Year 2000 issue will be expensed as incurred, while the costs of new information technology will be capitalized and amortized in accordance with Company policy and generally accepted accounting principles. The total cost of upgrading the software, including the cost of Year 2000 compliance which is not separately determinable, is expected to range from $500,000 to $700,000. Project completion is planned for the fourth quarter of fiscal 1999.

         The Company is in the process of assessing its non-informational systems for Year 2000 compliance and expects to complete such assessement by the fourth quarter of fiscal 1999. In addition, the Company is in the process of communicating with its key suppliers, vendors and significant customers and requesting information regarding the status of their own Year 2000 compliance. The target date for this review of external suppliers, vendors and customers is December 31, 1998. While the Company expects success in this cooperative effort, such success depends on the actions of such third parties.

         This information contains certain statements regarding the Year 2000 that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company expects that it will be able to modify or replace the various systems effected by the Year 2000 issue in time to avoid any material disruption to its operations; however, unforseen developments or delays could cause this expectation to change. Also, in the event that any of the Company's significant suppliers or customers do not successfully achieve timely Year 2000 compliance, the Company's operations could be adversely affected. Management is keeping the Board of Directors informed as to the status of the Company's Year 2000 related activities.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 20, 1998 and June 8, 1998, the Company, in exempt transactions under Regulation D of the Securities Act, issued 7 and 3 of its Common Shares, respectively, in connection with an immaterial acquisition and under an incentive compensation plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibit 27.1 Financial Data Schedule.

B.       There were no reports on Form 8-K filed during the quarter.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                CORRPRO COMPANIES, INC.
                                                      (Registrant)



Date:    August 14, 1998                               /s/  Joseph W. Rog
       -------------------                        -----------------------------
                                                            Joseph W. Rog
                                                Chairman of the Board, President
                                                   and Chief Executive Officer



                                                        /s/  Neal R. Restivo
                                                  ------------------------------
                                                           Neal R. Restivo
                                                Executive Vice President and
                                                   Chief Financial Officer
                                                   (principal financial and
                                                       accounting officer)