Form 10-Q
period 1998-09-30
CORRPRO COMPANIES INC /OH/
filed 1998-11-16
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                 ----------------------------------------------

                                    FORM 10-Q
       (Mark One)

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the

        Securities Exchange Act of 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                      YES   X                             NO
                          -----                             ----

     As of November 12, 1998 7,804,816 Common Shares, without par value, were outstanding.

                             CORRPRO COMPANIES, INC.
                             -----------------------

                                      INDEX
                                      -----


                                                                                                PAGE
                                                                                                ----
PART I.  FINANCIAL INFORMATION
------------------------------


ITEM 1.              Financial Statements
                        Consolidated Balance Sheets                                             3
                        Consolidated Statements of Income                                       4
                        Consolidated Statements of Cash Flows                                   5
                        Consolidated Statements of Shareholders' Equity                         6
                        Notes to the Consolidated Financial Statements                          7-11

ITEM 2.              Management's Discussion and Analysis of Financial
                        Condition and Results of                                               12-18

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.              Legal Proceedings                                                          19

ITEM 4.              Submission of Matters to a Vote of Security Holders                        19

ITEM 6.              Exhibits and Reports on Form 8-K                                           20

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-------
                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        September 30,         March 31,
                                                                             1998               1998
                                                                       -----------------    --------------
ASSETS
Current Assets:
    Cash and cash equivalents                                               $  4,869         $  8,687
    Accounts receivable, net                                                  45,828           38,733
    Inventories                                                               26,210           24,458
    Prepaid expenses and other                                                11,054            9,355
    Net assets held for sale                                                   1,252            7,422
                                                                           ---------        ---------
            Total current assets                                              89,213           88,655
                                                                            --------         --------

Property and Equipment, net                                                   13,590           12,510

Other Assets:
    Goodwill, net                                                             34,193           28,515
    Other Assets                                                               8,092            6,595
                                                                           ---------        ---------
            Total other assets                                                42,285           35,110
                                                                            --------         --------
                                                                            $145,088         $136,275
                                                                             =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings and current portion of long-term debt             $  1,025         $    683
    Accounts payable                                                          18,487           17,319
    Accrued liabilities and other                                              9,222           10,113
                                                                            --------         --------
            Total current liabilities                                         28,734           28,115
                                                                            --------         --------


Long-Term Debt, net of current portion                                        28,588           17,695

Senior Notes                                                                  30,000           30,000

Deferred Income Taxes                                                          2,038            2,035

Commitments and Contingencies                                                    ---              ---

Minority Interest                                                                479              469

Shareholders' Equity:
    Serial preferred shares                                                      ---              ---
    Common shares                                                              2,248            2,245
    Additional paid-in capital                                                50,779           50,708
    Accumulated earnings                                                       9,465            8,664
                                                                            --------         --------
                                                                              62,492           61,617
    Accumulated other comprehensive income                                    (1,863)             482
    Common shares in treasury, at cost                                        (5,380)          (4,138)
                                                                            --------         --------
            Total shareholders' equity                                        55,249           57,961
                                                                            --------         --------
                                                                            $145,088         $136,275
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

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               For the Three                        For the Six
                                                                Months Ended                       Months Ended
                                                               September 30,                       September 30,
                                                        -----------------------------      ------------------------------
                                                           1998              1997             1998              1997
                                                        -----------       -----------      ------------      ------------
Revenues:
  Engineering & construction services                     $29,979             $25,121         $54,804            $44,546
  Product sales                                            20,930              23,545          40,833             39,670
                                                          -------            --------        --------           --------
                                                           50,909              48,666          95,637             84,216
                                                          -------            --------        --------           --------

Cost of sales:
  Engineering & construction services                      19,106              16,918          35,054             30,040
  Product sales                                            15,642              17,394          30,701             29,231
                                                          -------            --------        --------           --------
                                                           34,748              34,312          65,755             59,271
                                                          -------            --------        --------           --------

Gross Profit                                               16,161              14,354          29,882             24,945

Selling, general & administrative expenses                 10,394               9,725          20,047             17,416
                                                          -------            --------        --------           --------

Operating income                                            5,767               4,629           9,835              7,529

Interest expense                                              957                 684           1,837              1,046
                                                          -------            --------        --------           --------

Income from continuing operations
  before income taxes                                       4,810               3,945           7,998              6,483

Provision for income taxes                                  1,925               1,578           3,199              2,593
                                                          -------            --------        --------           --------

Income from continuing operations                           2,885               2,367           4,799              3,890

Discontinued operation - loss on disposal,
  net of tax                                               (3,998)                 --          (3,998)                --
                                                          -------            --------        --------           --------

Net income (loss)                                         $(1,113)           $  2,367        $    801           $  3,890
                                                         ========           ========         ========           ========

Earnings per share - Basic:
  Income from continuing operations                      $   0.37           $   0.29         $   0.61           $   0.47
  Discontinued operation - loss on disposal,
    net of tax benefit                                      (0.51)                --            (0.51)                --
                                                          -------            --------        --------           --------
  Net income (loss)                                      $  (0.14)          $   0.29         $   0.10           $   0.47
                                                         ========           ========         ========           ========

Earnings per share - Diluted:
  Income from continuing operations                      $   0.35           $   0.28         $   0.58           $   0.46
  Discontinued operation - loss on disposal,
    net of tax benefit                                      (0.48)                --            (0.48)                --
                                                          -------            --------        --------           --------
  Net income (loss)                                      $  (0.13)          $   0.28         $   0.10           $   0.46
                                                         ========           ========         ========           ========

Weighted average shares -
  Basic                                                     7,884              8,175            7,913              8,211
  Diluted                                                   8,252              8,456            8,309              8,454




The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                  Six Months Ended
                                                                    September 30
                                                               -----------------------
                                                                 1998          1997
                                                               --------       --------

Cash flows from operating activities:
    Net income                                                 $    801       $  3,890
    Adjustments to reconcile net income to net cash
        used for continuing operations:
    Depreciation and amortization                                 2,098          1,653
    Deferred income taxes                                            21          1,411
    Loss on sale of fixed assets                                    (38)           (35)
    Loss on disposal of discontinued operations                   3,998           --
    Minority interest                                                22             36
    Changes in assets and liabilities:
        Accounts receivable                                      (6,796)        (6,080)
        Inventories                                                (904)        (4,845)
        Prepaid expenses and other                                 (900)        (2,285)
        Accounts payable and accrued expenses                    (3,820)           420
        Other assets                                                553            (69)
                                                               --------       --------
            Total adjustments                                    (5,766)        (9,794)
                                                               --------       --------
            Net cash used for continuing operations              (4,965)        (5,904)
    Net cash provided by discontinued operations                    113          1,359
                                                               --------       --------
             Net cash used for operating activities              (4,852)        (4,545)
                                                               --------       --------

Cash flows from investing activities:
    Additions to and disposals of property, plant and equipment  (1,516)          (487)
    Acquisitions, net of cash acquired                           (7,452)       (15,248)
                                                               --------       --------
             Net cash used for investing activities              (8,968)       (15,735)
                                                               --------       --------

Cash flows from financing activities:
    Long-term debt, net                                          11,200          7,253
    Repayment of long-term debt                                    (167)        (1,043)
    Repayment of short-term borrowings, net                         201           (195)
    Refinance of domestic credit facility                          --          (26,619)
    Initial borrowings under new domestic credit facility          --           42,350
    Net proceeds from issuance of Common Shares                      50             33
    Repurchase of Common Shares                                  (1,240)        (1,139)
                                                               --------       --------
             Net cash provided by financing activities           10,044         20,640
                                                               --------       --------

Effect of changes in foreign currency exchange rates                (42)          (694)

Net decrease in cash                                             (3,818)          (334)
Cash and cash equivalents at beginning of period                  8,687          3,233
                                                               --------       --------
Cash and cash equivalents at end of period                     $  4,869       $  2,899
                                                               ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Income taxes                                               $  1,053       $  1,206
    Interest                                                   $  1,496       $  1,442

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   Accumulated
                                          Common                                      Other        Common
                            Serial        Shares      Additional                     Compre-       Shares
                           Preferred      ($0.26       Paid-In-   Accumulated        hensive         in
                            Shares     Stated Value)   Capital      Earnings          Income      Treasury*      Total
                         ------------  ------------  -----------  ------------      ---------   ------------   ---------



March 31, 1998             $ -----       $ 2,245      $ 50,708      $ 8,664        $    482       $(4,138)      $57,961

   Net income                -----         -----         -----          801            -----        -----           801
   Exercise of 10 stock
      options                -----             3            71        -----            -----        -----            74
   Repurchase of 121
      shares of common
      stock                  -----         -----         -----        -----            -----       (1,367)       (1,367)
   Issuance of 10 shares     -----         -----         -----        -----            -----          125           125
   Cumulative translation
      adjustment             -----         -----         -----        -----           (2,345)        -----       (2,345)
                           -------       -------      --------      -------        ----------     --------      --------

September 30, 1998         $ -----       $ 2,248      $ 50,779      $ 9,465        $  (1,863)     $ (5,380)     $ 55,249
                           =======       =======      ========      =======        ==========     =========     ========


* Shares held in treasury totaled 473 at March 31, 1998 and 584 at September 30, 1998.



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

         The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants, however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999 or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - ACQUISITIONS

ACQUISITION OF WILSON WALTON AUSTRALIA
         Effective July 1,1998, the Company acquired certain assets and assumed certain liabilities of the group of companies referred to as Wilson Walton Australia ("WWA"). The purchase price was $3,849 in an all cash transaction. The purchase agreement provides for a post-closing purchase price adjustment.

         WWA provides products and services for the evaluation, design, installation and maintenance of corrosion protection systems in Australia, New Zealand and Papua New Guinea. The WWA business will be operated under the name Corrpro Australia.

         The acquisition of WWA has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the net assets acquired based upon preliminary estimates of their fair market values at the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled $3,760 at September 30, 1998 and is being amortized over 40 years on a straight-line basis. The allocation was based on preliminary estimates and is subject to revision at a later date.

ACQUISITION OF BASCO
         Effective August 1, 1998, the Company acquired all the outstanding shares of capital stock of the BASCO group of companies ("BASCO"). The purchase price was $3,331 in an all cash transaction. The purchase agreement provides for post-closing purchase price adjustments.

         BASCO, which is based in the United Kingdom outside London, is a provider of corrosion protection engineering services, materials and equipment primarily in Europe.

         The acquisition of BASCO has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the net assets acquired based upon preliminary estimates of their fair market values at the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled $1,897 at September 30, 1998 and is being amortized over 40 years on a straight-line basis. The allocation was based on preliminary estimates and is subject to revision at a later date.

ACQUISITION OF CPS
         Effective July 1, 1997, the Company acquired all the outstanding shares of capital stock of Cathodic Protection Services Company ("CPS"). The purchase price was $15,023 in cash which included the repayment in full of certain indebtedness and management fees owed by CPS to its senior lenders and its former stockholders as well as certain costs directly related to the acquisition.

         CPS, which was based in Houston, Texas, provides materials and services for the evaluation, design, installation, and maintenance of cathodic protection services.

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

NOTE 3 - INVENTORY

                                                                September 30,               March 31,
                                                                     1998                     1998
                                                                -------------               ---------
Inventories consist of the following:
         Component parts and raw material                           $11,200                  $10,007
         Work in process                                              2,417                    1,908
         Finished goods                                              12,593                   12,543
                                                                     ------                    -----
                                                                    $26,210                  $24,458
                                                                    =======                  =======

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                                                                 September 30,              March 31,
                                                                     1998                     1998
                                                                     ----                     ----
Property, plant and equipment consists of the following:

         Land                                                       $   528                  $  547
         Buildings and improvements                                   4,656                   4,545
         Equipment, furniture and fixtures                           17,691                  15,696
                                                                     ------                  ------
                                                                     22,875                  20,788
         Less:  Accumulated depreciation                             (9,285)                 (8,278)
                                                                     -------                 -------
                                                                    $13,590                  $12,510
                                                                     ======                  =======


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

         Basic EPS is computed by dividing net income for the period by the weighted average number of shares of common shares outstanding for the period which were 7,884 and 8,175, respectively, for the three months ending September 30, 1998 and 1997 and 7,913 and 8,211, respectively, for the six months ending September 30, 1998 and 1997. Diluted EPS for the period has been determined by dividing net income by the weighted average number of shares of common shares and potential common shares outstanding for the period which were 8,252 and 8,456, respectively, for the three months ending September 30, 1998 and 1997 and 8,309 and 8,454, respectively, for the six months ending September 30, 1998 and 1997. Stock options are the only potential common shares and are considered in the Company's diluted EPS calculations. Potential common shares are computed using the treasury stock method.

         Weighted average shares reflects the five-for-four stock split that was effected June 19, 1998. See Note 7.

NOTE 6 - STOCK PLANS

         The Company granted options to purchase 90 Common Shares at exercise prices ranging from $10.56 to $12.80 per share under the 1997 Long-Term Incentive Plan of Corrpro Companies, Inc. (the "1997 Option Plan") during the six months ended September 30, 1998. During such period, the Company terminated 13 previously granted options. There were 10 options exercised at exercise prices ranging from $1.86 to $6.93 per share during the six month period ended September 30, 1998.

         The Company granted options to purchase 10 Common Shares at an exercise price of $10.25 per share under the 1997 Non-Employee Directors' Stock Option Plan.

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

         Comprehensive income includes net income and other revenues, expenses, gains, and losses that are excluded from net income but included as a component of total shareholders' equity. Comprehensive loss for the quarters ended September 30, 1998 and 1997 were $1,089 and $662, respectively, and for the six months ended September 30, 1998 and 1997, $2,345 and $366 respectively. These amounts are comprised of the effect of foreign currency translation adjustments in accordance with SFAS No. 52, "Foreign Currency Translation". The accumulated balance of foreign currency translation adjustments, excluded from net income, is presented in the Consolidated Balance Sheet and Statement of Shareholders' Equity as "Accumulated other comprehensive income".

NOTE 9 - NET ASSETS HELD FOR SALE

         During March 1997, the Company adopted a formal plan to sell its Corrtherm foundry operation located in Louisiana. To date, the Company's efforts to divest of this operation have been unsuccessful. Corrtherm is reported as a discontinued operation and its net assets and results of operations are reported separately in the consolidated financial statements.

         As a result of the adoption of the divestiture plan, the Company recorded a $6,000 charge ($3,960 net of the related tax benefit) in March 1997. The charge included the estimated loss on disposal and provision for other estimated costs to be incurred in connection with the disposal. During September 1998, the Company recorded an additional charge of $6,057 ($3,998 net of the related tax benefit), which represented an addition to the estimated loss on disposal.

         Net assets held for sale relating to Corrtherm at September 30, 1998, before adjustment for the estimated loss on disposal, consisted of working capital of $4,747, net property and equipment of $6,314 and other assets of $2,863. These amounts are offset by a reserve for the estimated loss on disposal and provisions for other estimated costs to be incurred in connection with the disposal. The amounts the Company will ultimately realize could differ from the estimates.

         The Company allocated interest of $0.2 million to Corrtherm for both the three months ended September 30, 1998 and 1997, and $0.3 million for both the six months ended September 30, 1998 and 1997, based on the estimated proceeds to be realized from the divestiture. Revenues from Corrtherm, which are excluded from consolidated revenues, totaled $1.7 million and $2.5 million for the three months ended September 30, 1998 and 1997, respectively, and $3.3 million and $5.7 million for the six months ended September 30, 1998 and 1997, respectively. The revenues included intercompany sales of $0.5 million and $1.5 million for the three months ended September 30, 1998 and 1997, respectively, and $1.4 million and $2.2 million for the six months ended September 30, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This document contains certain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might affect such forward-looking statements include the Company's mix of products and services, timing of jobs, the availability and value of larger jobs, the impact of weather on the Company's operations, the Company's ability to successfully integrate acquired businesses in a timely manner, the ultimate disposition of Corrtherm, the effect of the underground storage tank upgrade deadline and the impact of Year 2000.


A. RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

         Revenues for the fiscal 1999 second quarter totaled $50.9 million, an increase of $2.2 million or 4.6% over the fiscal 1998 second quarter. The current year revenues include the results of Corrpro Australia, which was acquired effective July 1, 1998 and BASCO, which was acquired effective August 1, 1998. Excluding the impact of these two acquisitions, total revenues for the quarter were flat as the increase in service revenues was offset by lower product revenues.

         During the fiscal 1999 second quarter, approximately 59% of the Company's revenues related to services and 41% related to product sales. During the fiscal 1998 second quarter, approximately 52% of the Company's revenues related to services and 48% related to product sales.

         Service revenues for the fiscal 1999 second quarter increased $4.9 million or 19.3% over the prior year period. This increase is primarily a result of growth at the Company's domestic core businesses and its Middle East operations. The increase in service revenues were offset, in part, by lower revenues at the Company's Canadian operations. In the prior year, the Company's Canadian operation worked on several large construction related contracts. The current year business mix in Canada has shifted more to engineering-type work which is lower in terms of revenues but generates higher gross margins. Excluding the impact of the two acquisitions, service revenues for the quarter increased approximately 15.5%.

         A portion of the growth at the domestic core businesses relates to the underground storage tank (UST) market. Federal law mandates that all UST's meeting certain specified criteria must have corrosion protection systems in place by December 22, 1998 or else they must be replaced or closed. The corrosion protection requirement has had a favorable impact on the Company's business as it provides such systems to the UST market. Although there can be no assurances, the Company does not believe that the passing of the December 1998 compliance deadline will have a material impact on its results of operations, particularly in the long term. This is based, in part, on the Company's understanding that there will continue to be a number of non-compliant UST's after that date.

         Product revenues for the fiscal 1999 second quarter decreased $2.6 million or 11.1% over the prior years second quarter, which related largely to the Company's European operations. The prior year product revenues included amounts relating to several large offshore projects being completed by the Company's European operation. These contracts expired at the end of fiscal 1998 and have not yet been completely replaced. In addition, there was a decline in lower margin material revenues at the Company's domestic core businesses. Excluding the impact of the two acquisitions, product revenues for the second quarter decreased approximately 17.7%.



GROSS PROFIT

         The Company's gross profit for the fiscal 1999 second quarter totaled $16.2 million (or 31.7% of revenues) compared to $14.4 million (or 29.5% of revenues) for the fiscal 1998 second quarter. This represents an increase in gross profit dollars of 12.6%.

         Gross margins on service revenues for the fiscal 1999 second quarter grew to 36.3% of revenues compared to 32.7% of revenues in the fiscal 1998 second quarter. The improvement in service margins was the result of a more profitable business mix in the current-year period.

         Gross margins on product revenues for the fiscal 1999 second quarter were 25.3% of revenues versus 26.1% of revenues in the fiscal 1998 second quarter. The lower product margins relate primarily to the Company's European operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative ("SG&A") expense for the fiscal 1999 second quarter totaled $10.4 million (or 20.4% of revenues) compared to $9.7 million (or 20.0% of revenues) for the fiscal 1998 second quarter, an increase of 6.9%. Excluding the impact of the two acquisitions, operating expenses were flat between periods.

OPERATING INCOME

         Operating income for the fiscal 1999 second quarter totaled $5.8 million compared to $4.6 million for the fiscal 1998 second quarter, an increase of 24.6%.

INTEREST EXPENSE

         Interest expense totaled $1.0 million for the fiscal 1999 second quarter compared to $0.7 million for the fiscal 1998 second quarter, an increase of $0.3 million or 39.9%. The increase relates, in part, to increased borrowings related to acquisitions.

INCOME TAX PROVISION

         The Company recorded a provision for income taxes of $1.9 million for the fiscal 1999 second quarter compared to a provision of $1.6 million for the fiscal 1998 second quarter. The effective tax rate was 40.0% for both the fiscal 1999 and fiscal 1998 second quarters.

INCOME FROM CONTINUING OPERATIONS

         Income from continuing operations for the fiscal 1999 second quarter totaled $2.9 million, or 37 cents per share (35 cents diluted), compared with $2.4 million, or 29 cents per share (28 cents diluted) in the prior year period, an increase of 21.9%

DISCONTINUED OPERATIONS

         During the fiscal 1999 second quarter, the Company recorded a $4.0 million charge, net of tax benefit, which represented an addition to the estimated loss on disposal of the Company's Corrtherm foundry operation in Louisiana.

NET INCOME

         As a result of the discontinued operations charge, the Company incurred a net loss for the fiscal 1999 second quarter of $1.1 million or 14 cents per share (13 cents diluted) as compared to net income of $2.4 million or 29 cents per share (28 cents diluted) in the prior year period.




         RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

         Revenues for the fiscal 1999 six month period totaled $95.6 million, an increase of $11.4 million or 13.6% over the fiscal 1998 six month period. The current year revenues include the results of Cathodic Protection Services Company ("CPS") which was acquired effective July 1, 1997 as well as the results of Corrpro Australia and BASCO. Excluding the impact of the three acquisitions, management estimates that revenues increased approximately 3% during the six month period.

         During the fiscal 1999 six months, approximately 57% of the Company's revenues related to services and 43% related to product sales. During the fiscal 1998 six months, approximately 53% of the Company's revenues related to services and 47% related to product sales.

         Revenues from services increased approximately $10.3 million or 23.0%. This increase is primarily the result of growth at the Company's domestic core businesses and its Middle East operations. The increase in service revenues were offset, in part, by lower revenues at the Company's Canadian operations. In the prior year, the Company's Canadian operation worked on several large construction related contracts. The current year business mix in Canada has shifted more to engineering-type work which is lower in terms of revenues but generates higher gross margins.

         A portion of the growth at the domestic core businesses relates to the underground storage tank (UST) market. Federal law mandates that all UST's meeting certain specified criteria must have corrosion protection systems in place by December 22, 1998 or else they must be replaced or closed. The corrosion protection requirement has had a favorable impact on the Company's business as it provides such systems to the UST market. Although there can be no assurances, the Company does not believe that the passing of the December 1998 compliance deadline will have a material impact on its results of operations, particularly in the long term. This is based, in part, on the Company's understanding that there will continue to be a number of non-compliant UST's after that date.

         Product revenues increased $1.2 million or 2.9%. The low growth in product sales is related largely to the Company's European operations. The prior year product revenues included amounts relating to several large offshore projects being completed by the Company's European operation. These contracts expired at the end of fiscal 1998 and have not yet been completely replaced.

GROSS PROFIT

         The Company's gross profit for the fiscal 1999 six month period totaled $29.9 million (or 31.2% of revenues) compared to $24.9 million (or 29.6% of revenues) for the fiscal 1998 six month period. This represents an increase in gross profit dollars of 19.8%.

         Gross profit related to services totaled $19.8 million (or 36.0% of service revenues) for the fiscal 1999 six month period compared to $14.5 million (or 32.6% of service revenues) for the fiscal 1998 six month period, an increase in gross profit dollars of $5.2 million or 36.2%. The improvement in service margins was the result of a more profitable business mix in the fiscal 1999 six month period.

         Gross profit related to product sales totaled $10.1 million (or 24.8% of product revenues) for the fiscal 1999 six month period compared to $10.4 million (or 26.3% of product revenues) for the fiscal 1998 six month period, an decrease in gross profit dollars of $0.3 million or 2.9%. The lower product margins relate primarily to the Company's European operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         S,G&A expense for the fiscal 1999 six month period totaled $20.0 million (or 21.0% of revenues) compared to $17.4 million (or 20.7% of revenues) for the fiscal 1998 six month period, an increase of $2.6 million or 15.1%. The increase related primarily to the acquisitions. Excluding the impact of acquisitions, operating expenses were flat between periods.

OPERATING INCOME

         Operating income for the fiscal 1999 six month period totaled $9.8 million compared to $7.5 million for the fiscal 1998 six month period, an increase of $2.3 million or 30.6%.

INTEREST EXPENSE

         Interest expense totaled $1.8 million for the fiscal 1999 six month period and $1.0 for the fiscal 1998 six month period, an increase of $0.8 million. The increase relates primarily to higher borrowings related to acquisitions.

INCOME TAX PROVISION

         The Company recorded a provision for income taxes of $3.2 million for the fiscal 1999 six month period compared to a provision of $2.6 million for the fiscal 1998 six month period. The effective tax rate was 40.0% for both the fiscal 1999 and fiscal 1998 six month period.

INCOME FROM CONTINUING OPERATIONS

         Income from continuing operations for the six month period increased 23.4% to $4.8 million, or 61 cents per share (58 cents diluted), compared with $3.9 million, or 47 cents per share (46 cents diluted), in the prior-year period.

DISCONTINUED OPERATIONS

         The Company recorded a $4.0 million charge, net of tax benefit, which represented an addition to the estimated loss on disposal of the Company's Corrtherm foundry operation in Louisiana.

NET INCOME

         Net income totaled $0.8 million or 10 cents per share (10 cents diluted) for the fiscal 1999 six month period as compared to net income of $3.9 million or 47 cents per share (46 cents diluted) in the prior year period.

B.       LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had working capital (excluding net assets held for sale) of $59.2 million compared to $53.1 million at March 31, 1998, an increase of $6.1 million or 11.5%. The increase is primarily the result of seasonally higher levels of business activity. The Company's working capital levels have historically been the highest at the end of September and lowest at the end of March.

         During the six months ended September 30, 1998, cash used for operating activities totaled $4.9 million. This is primarily the result of the increase in working capital discussed above. Cash used for investing activities during the six months ended September 30, 1998 totaled $9.0 million, which included $7.5 million related to acquisitions. Also included in cash used for investing activities is $1.5 million related to capital expenditures. Cash provided by financing activities during the six months ended September 30, 1998 totaled $10.0 million, which included net borrowings of $11.2 million which were offset, in part, by $1.2 million related to the repurchase of common shares.

         The Company has domestic bank credit facility consisting of a $40 million revolver that expires in 2002. In addition, the Company has various smaller lines of credit with foreign banks which totaled approximately $4.8 million. Total availability under the domestic and foreign credit facilities at September 30, 1998 was approximately $16.1 million. The Company was in compliance with all of its debt covenants at September 30, 1998.

         The Company used proceeds from its domestic and foreign credit facilities along with cash on hand to fund the WWA and BASCO acquisitions.

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

D.       YEAR 2000 READINESS DISCLOSURE

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

STATE OF READINESS
         The Company has identified on a preliminary basis those products and services which could experience Year 2000 issues and expects to complete its internal review of its services and products by the fourth quarter of fiscal 1999.

         The Company is currently upgrading the software utilized by the majority of its U.S. operations. The upgrade is being implemented for business reasons in addition to resolving certain Year 2000 issues. Project completion is planned for the fourth quarter of fiscal 1999. Completion of the assessment of software utilized at other Company operations is expected by December 31, 1998.

         The Company is in the process of assessing its non-informational systems for Year 2000 compliance and expects to complete such assessment by the fourth quarter of fiscal 1999. In addition, the Company is in the process of communicating with its key suppliers, vendors and significant customers and requesting information regarding the status of their own Year 2000 compliance. The target date for this review of external suppliers, vendors and customers is December 31, 1998.

COSTS
         The total cost of upgrading and implementing the software for the Company's U.S. operations, including but not limited to the cost of Year 2000 compliance which is not separately determinable, is currently estimated to be in the range of $1.0 million and is not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows. The majority of these costs will be incurred under capital projects that will result in additional capabilities and functionality while also addressing the Year 2000 issues. The Company is currently in the process of estimating its other future Year 2000 costs. However, such costs are expected to be immaterial.

RISKS
         If needed modifications or conversion of information and non-information systems are not made on a timely basis, including third party systems, or contingency plans not implemented, the Company could experience loss of revenue from customers whose operations are disrupted, unavailability of materials, supplies, and services from its vendors whose operations are disrupted, and difficulty in supplying its own products and services on a timely basis. On consolidated basis, no one customer accounts for greater than 10% of the Company's revenue, and no one vendor supplies more than 10% of the Company's purchases. On a regional or local basis, however, the disruption of customer and vendor operations could more significantly adversely affect such regional or local operations. In addition, if multiple customers or vendors experienced disruption in their operations, the effect on the Company's consolidated results could be materially impacted.

CONTINGENCY PLANS
         At present the Company is in early stages of determining the scope of appropriate contingency plans.

         This information contains certain statements regarding the Year 2000 that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company expects that it will be able to modify or replace the various systems effected by the Year 2000 issue in time to avoid any material disruption to its operations; however, the dates of completion and the costs of the project are based on management's estimates, which were derived utilizing assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved, and if the actual timing and costs differ materially from those anticipated, the Company's financial results and financial condition could be materially adversely affected. Management is keeping the Board of Directors informed as to the status of the Company's Year 2000 related activities.

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
-------
As previously reported, the Company has cooperated in an investigation by the Securities and Exchange Commission's (the "Commission") relating to its financial statements for the fiscal year ended March 31, 1995. In September 1998, the Company and the Commission entered into an agreement under which, without admitting or denying the Commission's findings, the Company agreed to an order to cease and desist from committing or causing violations of the reporting, records, and controls requirements under the federal securities laws. The Commission did not find any intentional misconduct by the Company and no monetary sanctions were imposed and the investigation is concluded.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------
         A vote by ballot was taken by the Company's shareholders at the Annual Meeting of Shareholders of the Company held on July 22, 1998 for the election of three directors of the Company for terms expiring in 2000, to amend Article
Four of the Company's Amended and Restated Articles of Incorporation to increase the number of authorized Common Shares for the Company, and adopt an amendment to the 1997 Long-Term Incentive Plan of the Company to increase the number of Common Shares reserved for issuance thereunder from 1,285,738 to 1,585,738. The aggregate number of Common Shares in person or by proxy (a) voted for, and proxies withheld for, each nominee and (b) voted for or against each proposal, and abstentions and broker non-votes as to each proposal were as follows:

          Director Nominees                  For         Withheld
          -----------------               ---------      --------
Warren F. Rogers                          5,057,348       384,494
Barry W. Schadeck                         5,119,310       322,532
Walter W. Williams                        5,096,658       345,184

                                                                       Abstentions
                                                                       -----------
                                                                        And Broker
                                                                       -----------
                                                                        Capitalize
              Proposals                      For          Against       Non-Votes
              ---------                   ---------      ---------     -----------
Approval of an increase in the number     4,394,508      1,023,338        23,996
of authorized shares of the Company
                                          4,371,388      1,014,580        39,146
Approval of an amendment to the 1997
Long-Term Incentive Plan

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------
A. Exhibit 10.1 - Employment Agreement effective October 1, 1998 by and between the Company and Michael R. Tighe.

         Exhibit 27 - Financial Data Schedule

B.       There were no reports on Form 8-K filed during the quarter

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CORRPRO COMPANIES, INC.
                                                (Registrant)



Date:    November 16, 1998                    /s/  Joseph W. Rog
                                      ---------------------------------------
                                                Joseph W. Rog
                                      Chairman of the Board, President
                                         and Chief Executive Officer



                                            /s/  Neal R. Restivo
                                      ---------------------------------------
                                               Neal R. Restivo
                                        Executive Vice President and
                                           Chief Financial Officer
                                          (principal financial and
                                             accounting officer)