Form 10-Q
period 1998-12-31
CORRPRO COMPANIES INC /OH/
filed 1999-02-16
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 ----------------------------------------------

                                    FORM 10-Q
(Mark One)
   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

     As of February 6, 1999, 7,780,265 Common Shares, without par value, were outstanding.

                             CORRPRO COMPANIES, INC.
                             -----------------------


                                      INDEX
                                      -----



                                                                                                Page
                                                                                                ----

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.              Financial Statements

                        Consolidated Balance Sheets                                             3
                        Consolidated Statements of Income                                       4
                        Consolidated Statements of Cash Flows                                   5
                        Consolidated Statements of Shareholders' Equity                         6
                        Notes to the Consolidated Financial Statements                          7-11

ITEM 2.              Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                     12-19

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.              Legal Proceedings                                                          20

ITEM 6.              Exhibits and Reports on Form 8-K                                           20

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-------

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      December 31,       March 31,
                                                                          1998             1998
                                                                      ------------       ----------
ASSETS
Current Assets:
    Cash and cash equivalents                                          $   4,989         $   8,687
    Accounts receivable, net                                              49,396            38,733
    Inventories                                                           27,366            24,458
    Prepaid expenses and other                                             9,196             9,355
    Net assets held for sale                                               1,029             7,422
                                                                       ---------         ---------
            Total current assets                                          91,976            88,655
                                                                       ---------         ---------

Property and Equipment, net                                               13,828            12,510

Other Assets:
    Goodwill                                                              33,679            28,515
    Other Assets                                                           8,197             6,595
                                                                       ---------         ---------
            Total other assets                                            41,876            35,110
                                                                       ---------         ---------
                                                                       $ 147,680         $ 136,275
                                                                       =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings and current portion of long-term debt        $     623         $     683
    Accounts payable                                                      17,198            17,319
    Accrued liabilities and other                                         11,192            10,113
                                                                       ---------         ---------
            Total current liabilities                                     29,013            28,115
                                                                       ---------         ---------


Long-Term Debt, net of current portion                                    27,997            17,695

Senior Notes                                                              30,000            30,000

Deferred Income Taxes                                                      2,041             2,035

Commitments and Contingencies                                                ---               ---

Minority Interest                                                            420               469

Shareholders' Equity:
    Serial preferred shares                                                  ---               ---
    Common shares                                                          2,248             2,245
    Additional paid-in capital                                            50,784            50,708
    Accumulated earnings                                                  12,298             8,664
                                                                       ---------         ---------
                                                                          65,330            61,617
    Accumulated other comprehensive income                                (1,175)              482
    Common shares in treasury, at cost                                    (5,946)           (4,138)
                                                                       ---------         ---------
            Total shareholders' equity                                    58,209            57,961
                                                                       ---------         ---------
                                                                       $ 147,680         $ 136,275
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

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           For the Three                     For the Nine
                                                           Months Ended                      Months Ended
                                                           December 31,                      December 31,
                                                    --------------------------        ---------------------------
                                                      1998             1997             1998               1997
                                                    ---------        ---------        ---------         ---------

Revenues:
  Engineering & construction services               $  32,378        $  23,832        $  87,182         $  68,378
  Product sales                                        19,379           23,560           60,212            63,230
                                                    ---------        ---------        ---------         ---------
                                                       51,757           47,392          147,394           131,608
                                                    ---------        ---------        ---------         ---------

Cost of sales:
  Engineering & construction services                  20,487           16,371           55,541            46,411
  Product sales                                        14,079           17,223           44,780            46,454
                                                    ---------        ---------        ---------         ---------
                                                       34,566           33,594          100,321            92,865
                                                    ---------        ---------        ---------         ---------

Gross profit                                           17,191           13,798           47,073            38,743

Selling, general & administrative expenses             11,399            9,651           31,446            27,067
                                                    ---------        ---------        ---------         ---------

Operating income                                        5,792            4,147           15,627            11,676

Interest expense                                        1,066              675            2,903             1,721
                                                    ---------        ---------        ---------         ---------

Income from continuing operations
  before income taxes                                   4,726            3,472           12,724             9,955

Provision for income taxes                              1,893            1,389            5,092             3,982
                                                    ---------        ---------        ---------         ---------

Income from continuing operations                       2,833            2,083            7,632             5,973

Discontinued operation - loss on disposal,
  net of tax                                             ----             ----           (3,998)             ----
                                                    ---------        ---------        ---------         ---------

Net income                                          $   2,833        $   2,083        $   3,634         $   5,973
                                                    =========        =========        =========         =========

Earnings per share - Basic:
  Income from continuing operations                 $    0.36        $    0.26        $    0.97         $    0.73
  Discontinued operation - loss on disposal,
    net of tax benefit                                   ----             ----            (0.51)             ----
                                                    ---------        ---------        ---------         ---------
  Net income                                        $    0.36        $    0.26        $    0.46         $    0.73
                                                    =========        =========        =========         =========

Earnings per share - Diluted:
  Income from continuing operations                 $    0.35        $    0.24        $    0.92         $    0.70
  Discontinued operation - loss on disposal,
    net of tax benefit                                   ----             ----            (0.48)             ----
                                                    ---------        ---------        ---------         ---------
  Net income                                        $    0.35        $    0.24        $    0.44         $    0.70
                                                    =========        =========        =========         =========

Weighted average shares -
  Basic                                                 7,812            8,135            7,879             8,186
  Diluted                                               8,192            8,507            8,270             8,476




  The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             Nine Months Ended
                                                                                December 31
                                                                         --------------------------
                                                                           1998              1997
                                                                         --------          --------

Cash flows from operating activities:
    Net income                                                           $  3,634         $  5,973
    Adjustments to reconcile net income to net cash
        used for continuing operations:
    Depreciation and amortization                                           3,266            2,656
    Deferred income taxes                                                      17            1,010
    Gain on sale of fixed assets                                              (49)             (49)
    Loss on disposal of discontinued operations                             3,998               --
    Minority interest                                                         (30)              64
    Changes in assets and liabilities:
        Accounts receivable                                               (10,275)          (5,472)
        Inventories                                                        (1,922)          (3,401)
        Prepaid expenses and other                                          1,159               50
        Accounts payable and accrued expenses                              (2,893)           2,692
        Other assets                                                          463             (513)
                                                                         --------         --------
            Total adjustments                                              (6,266)          (2,963)
                                                                         --------         --------
            Net cash provided by (used for) continuing operations          (2,632)           3,010
    Net cash provided by discontinued operations                              336            1,386
                                                                         --------         --------
             Net cash provided by (used for) operating activities          (2,296)           4,396
                                                                         --------         --------

Cash flows from investing activities:
    Additions to and disposals of property, plant and equipment            (2,533)          (1,103)
    Acquisitions, net of cash acquired                                     (7,452)         (15,023)
                                                                         --------         --------
             Net cash used for investing activities                        (9,985)         (16,126)
                                                                         --------         --------

Cash flows from financing activities:
    Long-term debt, net                                                    10,750            5,350
    Repayment of long-term debt                                              (191)          (1,840)
    Repayment of short-term borrowings, net                                  (317)            (294)
    Refinance of domestic credit facility                                      --          (26,619)
    Initial borrowings under new domestic credit facility                      --           42,350
    Net proceeds from issuance of Common Shares                                53               35
    Repurchase of Common Shares                                            (1,808)          (1,139)
                                                                         --------         --------
             Net cash provided by financing activities                      8,487           17,843
                                                                         --------         --------

Effect of changes in foreign currency exchange rates                           96           (1,582)

Net increase (decrease) in cash                                            (3,698)           4,531
Cash and cash equivalents at beginning of period                            8,687            3,233
                                                                         --------         --------
Cash and cash equivalents at end of period                               $  4,989         $  7,764
                                                                         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Income taxes                                                         $  1,520         $  1,625
    Interest                                                             $  2,411         $  2,210

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   Accumulated
                                               Common                                  Other        Common
                                 Serial        Shares      Additional                 Compre-       Shares
                                Preferred      ($0.26       Paid-In-   Accumulated    hensive         in
                                 Shares     Stated Value)   Capital     Earnings      Income       Treasury*       Total
                                 ------     -------------   -------     --------      ------       ---------       -----



March 31, 1998                 $    -----     $  2,245     $ 50,708     $  8,664     $    482      $ (4,138)     $ 57,961

   Net income                       -----        -----        -----        3,634        -----         -----         3,634
   Exercise of 11 stock
      options                       -----            3           76        -----        -----         -----            79
   Repurchase of 173
      shares of common
      stock                         -----        -----        -----        -----        -----        (1,933)       (1,933)
   Issuance of 10 shares            -----        -----        -----        -----        -----           125           125
   Cumulative translation
      adjustment                    -----        -----        -----        -----       (1,657)        -----        (1,657)
                               ----------     --------     --------     --------     --------      --------      --------

December 31, 1998              $    -----     $  2,248     $ 50,784       12,298     $ (1,175)     $ (5,946)     $ 58,209
                               ==========     ========     ========     ========     ========      ========      ========


* Shares held in treasury totaled 473 at March 31, 1998 and 635 at December 31, 1998.



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

         The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants, however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999 or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - ACQUISITIONS

Acquisition of Wilson Walton Australia
--------------------------------------

         Effective July 1,1998, the Company acquired certain assets and assumed certain liabilities of the group of companies referred to as Wilson Walton Australia (now Corrpro Australia). The purchase price was $3,849 in an all cash transaction. The purchase agreement provides for a post-closing purchase price adjustment.

         Corrpro Australia provides products and services for the evaluation, design, installation and maintenance of corrosion protection systems in Australia, New Zealand and Papua New Guinea.

         The acquisition of Corrpro Australia has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the net assets acquired based upon preliminary estimates of their fair market values at the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled $3,760 at December 31, 1998 and is being amortized over 40 years on a straight-line basis. The allocation was based on preliminary estimates and is subject to revision at a later date.

Acquisition of BASCO
--------------------

         Effective August 1, 1998, the Company acquired all the outstanding shares of capital stock of the BASCO group of companies ("BASCO"). The purchase price was $3,331 in an all cash transaction. The purchase agreement provides for post-closing purchase price adjustments.

         BASCO, which is based in the United Kingdom, provides corrosion protection engineering services, materials and equipment primarily in Europe.

         The acquisition of BASCO has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the net assets acquired based upon preliminary estimates of their fair market values at the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled $1,897 at December 31, 1998 and is being amortized over 40 years on a straight-line basis. The allocation was based on preliminary estimates and is subject to revision at a later date.

Acquisition of CPS
------------------

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

NOTE 3 - INVENTORY

                                                                 December 31,               March 31,
                                                                     1998                     1998
                                                                     ----                     ----
Inventories consist of the following:

         Component parts and raw material                           $10,517                  $10,007
         Work in process                                              1,524                    1,908
         Finished goods                                              15,325                   12,543
                                                                   --------                  -------
                                                                    $27,366                  $24,458
                                                                    =======                  =======

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                                                                 December 31,               March 31,
                                                                     1998                     1998
                                                                     ----                     ----
Property, plant and equipment consists of the following:

         Land                                                       $   526                  $  547
         Buildings and improvements                                   5,259                   4,545
         Equipment, furniture and fixtures                           17,681                  15,696
                                                                    -------                  -------
                                                                     23,466                  20,788
         Less:  Accumulated depreciation                             (9,638)                 (8,278)
                                                                    -------                  -------
                                                                    $13,828                  $12,510
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

         Basic EPS is computed by dividing net income for the period by the weighted average number of shares of common shares outstanding for the period which was 7,812 and 8,135, respectively, for the three months ending December 31, 1998 and 1997 and 7,879 and 8,186, respectively, for the nine months ending December 31, 1998 and 1997. Diluted EPS for the period has been determined by dividing net income by the weighted average number of shares of common shares and potential common shares outstanding for the period which was 8,192 and 8,507, respectively, for the three months ending December 31, 1998 and 1997 and 8,270 and 8,476, respectively, for the nine months ending December 31, 1998 and 1997. Stock options are the only potential common shares included in the Company's diluted EPS calculations. Potential common shares are computed using the treasury stock method.

         Weighted average shares reflects the five-for-four stock split that was effected June 19, 1998. See Note 7.

NOTE 6 - STOCK PLANS

         The Company granted options to purchase 91 Common Shares at exercise prices ranging from $10.13 to $12.80 per share under the 1997 Long-Term Incentive Plan of Corrpro Companies, Inc. (the "1997 Option Plan") during the nine months ended December 31, 1998. During such period, the Company terminated 13 previously granted options in accordance with the provisions of its option plans. There were 10 options exercised at exercise prices ranging from $1.86 to $6.93 per share during the nine month period ended December 31, 1998.

         The Company granted options to purchase 10 Common Shares at an exercise price of $10.25 per share under the 1997 Non-Employee Directors' Stock Option Plan.

         During the current fiscal year, the Company amended the 1997 Option Plan increasing the number of shares available for issuance by 300.

NOTE 7 - SHAREHOLDERS' EQUITY

         During the current fiscal year, the Company amended its Articles of Incorporation and increased from 12,000 to 40,000 the maximum number of authorized Common Shares.

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

         Comprehensive income includes net income and other revenues, expenses, gains, and losses that are excluded from net income but included as a component of total shareholders' equity. Comprehensive income for the quarter ended December 31, 1998 was $688 and comprehensive loss for the quarter ended December 31, 1997 was $446. Comprehensive loss for the nine months ended December 31, 1998 and 1997 was $1,657 and $812, respectively. These amounts are comprised of the effect of foreign currency translation adjustments in accordance with SFAS No. 52, "Foreign Currency Translation". The accumulated balance of foreign currency translation adjustments, excluded from net income, is presented in the Consolidated Balance Sheet and Statement of Shareholders' Equity as "Accumulated other comprehensive income".

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

         Net assets held for sale relating to Corrtherm at December 31, 1998, before adjustment for the estimated loss on disposal, consisted of working capital of $4,742, net property and equipment of $6,163 and other assets of $2,796. These amounts are offset by a reserve for the estimated loss on disposal and provisions for other estimated costs to be incurred in connection with the disposal. The amounts the Company will ultimately realize could differ from the estimates.

         The Company allocated interest of $0.2 million to Corrtherm for both the three months ended December 31, 1998 and 1997, and $0.5 million for both the nine months ended December 31, 1998 and 1997, based on the estimated proceeds to be realized from the divestiture. Revenues from Corrtherm, which are excluded from consolidated revenues, totaled $1.3 million and $2.1 million for the three months ended December 31, 1998 and 1997, respectively, and $4.7 million and $7.8 million for the nine months ended December 31, 1998 and 1997, respectively. The revenues included intercompany sales of $0.3 million and $1.6 million for the three months ended December 31, 1998 and 1997, respectively, and $1.7 million and $3.8 million for the nine months ended December 31, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This document contains certain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might affect such forward-looking statements include the Company's mix of products and services, timing of jobs, the availability and value of larger jobs, the impact of weather on the Company's operations, the Company's ability to successfully integrate acquired businesses in a timely manner, the ultimate disposition of Corrtherm, the passing of the underground storage tank upgrade deadline, the impact of the current low energy prices on the Company's business and the impact of the Year 2000.


A. RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997


REVENUES
--------

         Revenues for the fiscal 1999 third quarter totaled $51.8 million, an increase of $4.4 million or 9.2% over the fiscal 1998 third quarter. The current year revenues include the results of Corrpro Australia, which was acquired effected July 1, 1998 and BASCO, which was acquired effective August 1, 1998. Excluding the impact of these two acquisitions, total revenues for the quarter were up 2% as the increase in service revenues was offset, in part, by the decline in lower margin product revenues.

         During the fiscal 1999 third quarter, approximately 63% of the Company's revenues related to services and 37% related to product sales. During the fiscal 1998 third quarter, approximately 50% of the Company's revenues related to services and 50% related to product sales.

         Service revenues for the fiscal 1999 third quarter increased $8.5 million or 35.9% over the prior year period. Excluding the impact of the two acquisitions, service revenues for the quarter increased 29.8%. This increase is primarily the result of growth at the Company's domestic core business. A large portion of this growth related to the providing of corrosion protection systems to the underground storage tank (UST) market. Federal law mandated that all UST's meeting certain specified criteria must have corrosion protection systems in place by December 22, 1998 or else they must be replaced or closed. The corrosion protection requirement has had a favorable impact on the Company's business as it provides such systems to the UST market. Although there can be no assurances, the Company does not believe that the passing of the December 1998 compliance deadline will have a material impact on its results of operations, particularly in the long term. This is based, in part, on the Company's understanding that there continues to be a number of non-compliant UST's in place after the passing of the deadline.

     Product revenues for the fiscal 1999 third quarter decreased $4.2 million or 17.7% over the prior years third quarter, which related largely to the Company's European operations. In the prior year, the European operations benefited from several large offshore contracts that expired at the end of fiscal 1998. Excluding the impact of the two acquisitions, product revenues for the third quarter decreased 26.0%.

     On an overall basis, the Company's business is somewhat impacted by low energy prices. The largest impact relates to the Company's product revenues. The Company believes it can mitigate the impact on its service business by shifting the mix from new capital projects, which generally are delayed or put on hold during periods of low energy prices, to maintenance-type work which is typically higher margin. Although there can be no assurances, the Company believes that while low energy prices may impact its revenues, they should not have a material impact on its overall profitability.

GROSS PROFIT
------------

         The Company's gross profit for the fiscal 1999 third quarter totaled $17.2 million (or 33.2% of revenues) compared to $13.8 million (or 29.1% of revenues) for the fiscal 1998 third quarter. This represents an increase in gross profit dollars of $3.4 million or 24.6%.

         Gross profit related to service revenues totaled $11.9 million (or 36.7% of service revenues) for the 1999 third quarter compared to $7.5 million (or 31.3% of service revenues) in the fiscal 1998 third quarter, an increase in gross profit dollars of $4.4 million or 59.4%. The improvement in service margins was the result of a more profitable business mix in the current-year period.

         Gross profit related to product revenues totaled $5.3 million (or 27.3% of product revenues) for the fiscal 1999 third quarter compared to $6.3 million (26.9% of product revenues) in the fiscal 1998 third quarter, a decrease in gross profit dollars of $1.0 million or 16.4%.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
-------------------------------------------

         Selling, general and administrative ("S,G&A") expense for the fiscal 1999 third quarter totaled $11.4 million (or 22.0% of revenues) compared to $9.6 million (or 20.4% of revenues) for the fiscal 1998 third quarter, an increase of 18.1%. Approximately 50% of the increase relates to the acquisitions of Corrpro Australia and Basco. The remainder results primarily from higher benefit costs as well as costs associated with a software implementation for the Company's domestic operations. See Year 2000 Readiness Disclosure.


OPERATING INCOME
----------------

         Operating income for the fiscal 1999 third quarter totaled $5.8 million compared to $4.1 million for the fiscal 1998 third quarter, an increase of $1.6 million or 39.7%.

INTEREST EXPENSE
----------------

         Interest expense totaled $1.1 million for the fiscal 1999 third quarter compared to $0.7 million for the fiscal 1998 third quarter, an increase of $0.4 million or 57.9%. Approximately $0.2 million of the increase relates to increased borrowings related to the acquisitions of Corrpro Australia and Basco. The remainder of the increase relates to higher working capital levels.


INCOME TAX PROVISION
--------------------

         The Company recorded a provision for income taxes of $1.9 million for the fiscal 1999 third quarter compared to a provision of $1.4 million for the fiscal 1998 third quarter. The effective rate was 40.0% for both the fiscal 1999 and 1998 third quarters.


NET INCOME
----------

         Net income for the fiscal 1999 third quarter totaled $2.8 million, or 36 cents per share (35 cents diluted), compared with $2.1 million, or 26 cents per share (24 cents diluted) for the fiscal 1998 third quarter, an increase of 36.0%.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1997


REVENUES
--------

         Revenues for the fiscal 1999 nine month period totaled $147.4 million, an increase of $15.8 million or 12.0% over the fiscal 1998 nine month period. The current year revenues include the results of Cathodic Protection Services Company (CPS) which was acquired effective July 1, 1997 as well as the results of Corrpro Australia and Basco. Excluding the impact of the three acquisitions, management estimates that revenues increased approximately 3% during the nine month period.

         During the fiscal 1999 nine months, approximately 59% of the Company's revenues related to services and 41% related to product sales. During the fiscal 1998 nine months, approximately 52% of the Company's revenues related to services and 48% related to product sales.

         Revenues from services for the fiscal 1999 nine months increased $18.8 million or 27.5% over the prior year period. This increase is primarily the result of growth at the Company's domestic core business. A large portion of this growth related to the providing of corrosion protection systems to the UST market. Federal law mandated that all UST's meeting certain specified criteria must have corrosion protection systems in place by December 22, 1998 or else they must be replaced or closed. The corrosion protection requirement has had a favorable impact on the Company's business as it provides such systems to the UST market. Although there can be no assurances, the Company does not believe that the passing of the December 1998 compliance deadline will have a material impact on its results of operations, particularly in the long term. This is based, in part, on the Company's understanding that there continues to be a number of non-compliant UST's in place after the passing of the deadline.

         Product revenues for the fiscal 1999 nine months decreased $3.0 million or 4.8% over the prior years nine month period. The decrease in product sales is related largely to the Company's European operations. The prior year product revenues included amounts relating to several large offshore projects being completed by the Company's European operation. These contracts expired at the end of fiscal 1998.

         On an overall basis, the Company's business is somewhat impacted by low energy prices. The largest impact relates to the Company's product revenues. The Company believes it can mitigate the impact on its service business by shifting the mix from new capital projects, which generally are cutback, during periods of low energy prices, to maintenance-type work which is typically higher margin. Although there can be no assurances, the Company believes that while low energy prices may impact its revenues, they should not have a material impact on its overall profitability.

GROSS PROFIT
------------

         The Company's gross profit for the fiscal 1999 nine month period totaled $47.1 million (or 31.9% of revenues) compared to $38.7 million (or 29.4% of revenues) for the fiscal 1998 nine month period. This represents an increase in gross profit dollars of $8.3 million or 21.5%.

         Gross profit related to service revenues totaled $31.6 million (or 36.3% of service revenues) for the fiscal 1999 nine month period compared to $22.0 million (or 32.1% of service revenues) for the fiscal 1998 nine month period, an increase in gross profit dollars of $9.7 million or 44.0%. The improvement in service margins was the result of a more profitable business mix in the fiscal 1999 nine month period.

         Gross profit related to product revenues totaled $15.4 million (or 25.6% of product revenues) for the fiscal 1999 nine month period compared to $16.8 million (or 26.5% of product revenues) in the fiscal 1998 nine month period, a decrease in gross profit dollars of $1.3 million or 8.0%. The lower product margins relate primarily to the Company's European operation.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
-------------------------------------------

         S,G&A expense for the fiscal 1999 nine month period totaled $31.4 million (or 21.3% of revenues) compared to $27.1 million (or 20.6% of revenues) for the fiscal 1998 nine month period, an increase of $4.4 million or 16.2%. The largest component of the increase related to the three acquisitions. The remainder results primarily from higher benefit costs as well as costs associated with a software implementation for the Company's domestic operations.

OPERATING INCOME
----------------

         Operating income for the fiscal 1999 nine month period totaled $15.6 million compared to $11.7 million for the fiscal 1998 nine month period, an increase of $4.0 million or 33.8%.


INTEREST EXPENSE
----------------

         Interest expense totaled $2.9 million for the fiscal 1999 nine month period compared to $1.7 million for the fiscal 1998 nine month period, an increase of $1.2 million or 68.7%. The increase relates primarily to higher borrowings related to acquisitions.


INCOME TAX PROVISION
--------------------

         The Company recorded a provision for income taxes of $5.1 million for the fiscal 1999 nine month period compared to a provision of $4.0 million for the fiscal 1998 nine month period. The effective rate was 40.0% for both the fiscal 1999 and 1998 nine month period.


INCOME FROM CONTINUING OPERATIONS
---------------------------------

         Income from continuing operations for the nine month period increased 27.8% to $7.6 million, or 97 cents per share (92 cents diluted), compared with $6.0 million, or 73 cents per share (70 cents diluted), in the prior-year period.


DISCONTINUED OPERATIONS
-----------------------

         The Company recorded a $4.0 million charge, net of tax benefit, which represented an addition to the estimated loss on disposal of the Company's Corrtherm foundry operation in Louisiana.


NET INCOME
----------

         Net income for the fiscal 1999 nine month period totaled $3.6 million, or 46 cents per share (44 cents diluted), compared with $6.0 million, or 73 cents per share (70 cents diluted) for the fiscal 1998 nine month period.

B.       LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had working capital (excluding net assets held for sale) of $61.9 million compared to $53.1 million at March 31, 1998, an increase of $8.8 million or 16.6%. The increase is primarily the result of higher receivable levels which resulted from the Company's third quarter revenues being significantly higher than these achieved in the fourth quarter of last fiscal year.

         During the nine months ended December 31, 1998, cash used for operating activities totaled $2.3 million. This is primarily the result of the increase in working capital discussed above. Cash used for investing activities during the nine months ended December 31, 1998 totaled $10.0 million, which included $7.5 million related to acquisitions. Also included in cash used for investing activities is $2.5 million related to capital expenditures. Cash provided by financing activities during the nine months ended December 31, 1998 totaled $8.5 million, which included net borrowings of $10.2 million which were offset, in part, by $1.8 million related to the repurchase of common shares.

         The Company has a domestic bank credit facility consisting of a $40 million revolver that expires in 2002. In addition, the Company has various smaller lines of credit with foreign banks which totaled approximately $4.8 million. Total availability under the domestic and foreign credit facilities at December 31, 1998 was approximately $17.1 million. The Company was in compliance with all of its debt covenants at December 31, 1998.

         The Company used proceeds from its domestic and foreign credit facilities along with cash on hand to fund the Corrpro Australia and BASCO acquisitions.

     The Company believes that cash generated by operations and amounts available under its domestic bank credit facility and foreign lines of credit will be sufficient to finance the Company's working capital requirements and capital expenditures through the next twelve months.

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

State of Readiness
------------------

         The Company has substantially completed its review of products and services which could experience Year 2000 issues. The Company's business of providing corrosion control engineering and other services does not inherently involve software-resident Year 2000 issues for Corrpro's customers. The substantial majority of company products are not date sensitive. With the exception of several software components for which upgrades are available, Corrpro believes that, during their estimated useful lives, unmodified products containing software should not experience Year 2000 issues when used as intended.

         In January 1999, the Company completed the implementation of a new software upgrade which will be utilized by the majority of its U.S. operations. In addition to addressing the Year 2000 issue, the new software is expected to provide additional capabilities and functionality that will help enhance the Company's business. Assessments of the Year 2000 compliance of software utilized by the Company's other operations has been substantially completed and upgrades are being implemented, as required.

     The Company is in the process of assessing its non-informational systems for Year 2000 compliance and expects to complete such assessment by March 1999. In addition, the Company has communicated with its key suppliers, vendors and significant customers and requested information regarding the status of their own Year 2000 compliance. Based on responses to date, the Company has not been notified of any circumstances of its suppliers, vendors and significant customers reasonably likely to have a material adverse impact on the Company's operations.

Costs
-----

     The cost of implementing the new software upgrade for the Company's U.S. operations, including the cost of Year 2000 compliance which is not separately determinable, is currently estimated to total approximately $1.4 million. Over 90% of these costs have already been incurred and such costs have not had, nor are they expected to have, a material adverse impact on the Company's financial position, results of operations or cash flows. The majority of these costs have been incurred under capital projects that will result in additional capabilities and functionality while also addressing the Year 2000 issues. The Company is currently in the process of estimating its other future Year 2000 costs. However, such costs are not expected to be material.

Risks
-----

     If needed modifications or conversion of information and non-information systems are not made on a timely basis, including third party systems, or contingency plans not implemented, the Company could experience loss of revenue from customers whose operations are disrupted, unavailability of materials, supplies, and services from its vendors whose operations are disrupted, and difficulty in supplying its own products and services on a timely basis. On a consolidated basis, no one customer accounts for greater than 10% of the Company's revenue, and no one vendor supplies more than 10% of the Company's purchases. On a regional or local basis, however, the disruption of customer and vendor operations could more significantly adversely affect such regional or local operations. In addition, if multiple customers or vendors experienced disruption in their operations, the effect on the Company's consolidated results could be materially impacted.

Contingency Plans
-----------------

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

ITEM 1. Legal Proceeding
------------------------

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

     Although in the Company's opinion the following claim is without merit and will have no material effect on the Company, disclosure is being made in order to comply with applicable requirements of the Commission. The Company is a defendant in a complaint filed on November 12, 1998, as subsequently amended, in United States District Court, Northern District of Ohio, Eastern Division. The lawsuit arises out of the adoption by the Environmental Protection Agency ("EPA") and the American Society for Testing and Materials ("ASTM") of regulations permitting non-invasive methods for inspecting and testing underground storage tanks. Prior to the adoption of such regulations, underground storage tanks were inspected by visual manned inspections. After convening a task force to study the issue, the EPA and ASTM recognized several other methods of tank assessment, including statistical and analytical methods used by the Company and other corrosion control service providers. The plaintiffs in the lawsuit, Armor Shield, Inc. and Doublewall Retrofit Systems, Inc., have claimed that the methods used by the Company are not as protective of human health and the environment as internal manned tank inspection, that ASTM procedures were manipulated and that EPA approval was obtained fraudulently. The plaintiffs, which provide internal manned inspection and lining services and equipment, have claimed violations of federal and state anti-trust laws, unreasonable restraint of trade, false advertising and unfair competition, which allegedly caused injury to their businesses and property in excess of $30 million. They are seeking damages and injunctive relief. The complaint also names, among others, an executive officer of the Company and a director of the Company.

     The Company believes that the claims are without merit and has filed a motion to dismiss the anti-trust claim for failure to state a claim and on the basis that there has been no injury to competition. The Company denies any allegations of wrongdoing and is preparing to vigorously defend the claims.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibit 3.1 - Amended and Restated Articles of Incorporation of Corrpro Companies, Inc.

B.        There were no reports on Form 8-K filed during the quarter.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CORRPRO COMPANIES, INC.
                                                    (Registrant)



Date:    February , 1999                          /s/  Joseph W. Rog
       ------------------                 -------------------------------
                                                    Joseph W. Rog
                                          Chairman of the Board, President
                                             and Chief Executive Officer



                                                /s/  Neal R. Restivo
                                          -------------------------------
                                                   Neal R. Restivo
                                            Executive Vice President and
                                               Chief Financial Officer
                                              (principal financial and
                                                 accounting officer)