Form 10-K405
period 1999-03-31
CORRPRO COMPANIES INC /OH/
filed 1999-06-03
CIK 907072

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
    (MARK ONE)
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       [X]           OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999
                                       or
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       [ ]           OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO _______

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

    The aggregate market value of Common Shares held by nonaffiliates of the Registrant was approximately $68,942,000 at May 25, 1999. (The aggregate market value has been computed using the closing market price of the stock as reported by the New York Stock Exchange on May 25, 1999.)

                                    7,672,573
                                    ---------
      (Number of shares of common stock outstanding as of May 25, 1999.)

                       DOCUMENTS INCORPORATED BY REFERENCE
     The Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended March 31, 1999, portions of which document shall be deemed to be incorporated by reference in Part I and Part III of this Annual Report on Form 10-K from the date such document is filed.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

         Corrpro Companies, Inc. was founded in 1984 and organized under the laws of the State of Ohio. References herein to "Corrpro" or to the "Company" are to Corrpro Companies, Inc. and its subsidiaries unless the context indicates otherwise.

         The Company provides corrosion control engineering and monitoring services, systems and equipment to the infrastructure, environmental and energy markets. Within the corrosion control market, Corrpro has a specialty in the design, manufacture and application of cathodic protection systems. Cathodic protection is an electrochemical process which prevents corrosion in new structures and mitigates the corrosion process in existing structures. Structures commonly protected against corrosion by the cathodic protection process include above and underground storage tanks, offshore platforms, ships, electric power plants, bridges, oil and gas pipelines, parking garages, transit systems and water and waste treatment equipment. Due to its ability to mitigate corrosion, cathodic protection can provide a cost effective alternative to replacement of corroding structures.

         The Company has expanded its presence in the domestic and international corrosion control markets through internal growth and acquisitions. Eleven strategic acquisitions were made between fiscal 1987 and fiscal 1995. The following acquisitions were made subsequent to fiscal 1995: Cathodic Protection Services Company (CPS) (fiscal 1998); Corrosion Interventions Ltd. (fiscal
1999); Wilson Walton International Australia Operations (fiscal 1999); Basco Group (fiscal 1999); Oilfield Electronics Ltd. (D.C. Corrosion) (fiscal 1999); Bass-Trigon Software LLC (fiscal 1999); Consulex Corporation (fiscal 1999); Westcor Engineering Pty. Ltd. (fiscal 1999). A brief description of the more significant of these acquisitions is provided below:

     CPS
         Effective July 1, 1997, the Company acquired all the outstanding shares of capital stock of Cathodic Protection Services Company ("CPS"). CPS, which was based in Houston, Texas, provides materials and services for the evaluation, design, installation, and maintenance of cathodic protection services.

     Wilson Walton Australia
         Effective July 1, 1998, the Company acquired certain assets and assumed certain liabilities of the group of companies referred to as Wilson Walton Australia (now Corrpro Australia). Corrpro Australia provides products and services for the evaluation, design, installation and maintenance of corrosion protection systems in Australia, New Zealand and Papua, New Guinea.

     Basco Group
         Effective August 1, 1998, the Company acquired all the outstanding shares of capital stock of the Basco Group of companies ("Basco"). Basco, which is based in the United Kingdom, provides corrosion protection engineering services, materials and equipment primarily in Europe.

     D.C. Corrosion
         Effective March 1, 1999, the Company acquired certain assets and assumed certain liabilities of D.C. Corrosion Corporation. The D.C. Corrosion businesses, which are based in Alberta and Saskatchewan, Canada, provide corrosion protection engineering services, materials and equipment primarily in Western Canada.

         See Note 2 to Notes to the Consolidated Financial Statements

RECENT DEVELOPMENTS

         In May 1999, the Company completed the acquisition of CSI Coating Systems Inc. CSI Coating Systems Inc., which is based in Alberta, Canada, provides specialty coatings application services such as custom shop coating as well as field coating work on a variety of structures such as tanks, pipelines and vessels.

GENERAL

         In fiscal 1999, the Company adopted SFAS 131 "Disclosures About Segments of an Enterprise and Related Information" which changed the way the Company reports information about its operating segments. See Note 10 to Notes to the Consolidated Financial Statements. The Company's operating segments and a description of the products and services they provide are described below:

         Domestic Core Operations. The Domestic Core Operations (which includes all pre-fiscal 1994 acquisitions as well as CPS) consists of the U.S. offices offering services which include contract research in various areas of corrosion control, cathodic protection engineering services and general corrosion engineering services associated with failure analysis, metallurgical problems and material selection. This segment maintains advanced corrosion research and testing laboratories in order to analyze the scope of a corrosion problem and to recommend appropriate methods of corrosion control. The engineering services are provided to private sector customers in the aerospace, defense, marine, chemicals, petroleum and utilities industries and to governmental entities in connection with water treatment and delivery systems, marine vessels, transit systems, weapons and infrastructure assets. This sector also sells material and equipment in conjunction with its services, and often sells these products to other engineering and construction firms in connection with corrosion control projects. Products sold include various cathodic protection anodes, rectifier units and instrumentation, computer hardware and software for monitoring corrosion, and accessory products. An additional service offered includes combining the design, manufacture, installation and maintenance of cathodic protection systems to customers who desire a "turnkey" response to their corrosion protection needs. This operating unit also provides services for the prevention of corrosion on the internal surfaces of water storage tanks and waste water treatment equipment. These services are provided to municipal, state, and federal government agencies and industrial customers. In total, Corrpro's Domestic Core Operations accounted for approximately 57%, 50% and 44% of the Company's revenues during fiscal 1999, 1998 and 1997, respectively. Approximately 76% of this segment's revenue is attributable to service and 24% to product in fiscal 1999, 70% service and 30% product in fiscal 1998 and 76% service and 24% product in fiscal 1997.

         Canadian Operations. This segment resulted from the combination of Commonwealth Seager Group (CSG) and UCC Corporation (UCC) during fiscal 1995. Corrpro's Canadian operations offer a combination of expertise in engineering, construction and product supply in cathodic protection. In addition, this operating unit provides material and equipment to customers in the oil and gas industry with its primary focus on the needs of pipeline operators. The Canadian Operation also specializes in pipeline integrity issues, and designs internal inspection programs that are used to detect corrosion and pipe weld flaws, clean pipelines, and confirm pipeline orientation. This segment accounted for approximately 9%, 12% and 13% of the Company's revenues during fiscal 1999, 1998 and 1997, respectively. Approximately 65% of this segment's revenue is attributable to service and 35% to product in fiscal 1999, 65% service and 35% product in fiscal 1998 and 66% service and 34% product in fiscal 1997.

         European Operations. This segment provides corrosion engineering services and equipment supply primarily to the marine, offshore and industrial markets. In the marine market, this segment manufactures and supplies cathodic protection systems for hulls and ballast tanks on new ships and those which are in need of repair. In the offshore market, it provides cathodic protection equipment for new and existing subsea pipelines, offshore drilling rigs and production platforms. Having a manufacturing and distribution center in Europe enables it to serve many of Europe's major offshore oil production areas. In the industrial market, it offers corrosion engineering, cathodic protection equipment and installation services. This segment accounted for approximately 12%, 16% and 18% of the Company's revenues during fiscal 1999, 1998 and 1997, respectively. Approximately 19% of this segment's revenue is attributable to service and 81% to product in fiscal 1999, 7% service and 93% product in fiscal 1998 and 2% service and 98% product in fiscal 1997.

         Other Operations. This segment consists of all other businesses including those in the Middle East, Asia and Australia as well as the corrosion monitoring equipment business. The businesses in the Middle East, Asia and Australia provide corrosion engineering services and equipment supply to the marine, offshore and industrial markets. The corrosion monitoring equipment business provides corrosion engineering services and equipment supply for monitoring internal corrosion on gas and liquid pipelines, storage vessels, well casings and refining and process equipment. This segment accounted for approximately 22%, 22%, and 25% of the Company's revenues during fiscal 1999, 1998 and 1997, respectively. Approximately 37% of this segment's revenue is attributable to service and 63% to product in fiscal 1999, 33% service and 67% product in fiscal 1998 and 23% service and 77% product in fiscal 1997.

SALES AND MARKETING

         The Company markets its products and services in the United States and Canada primarily through its sales personnel. The technical nature of its products and services requires a highly trained, professional sales force, and, as a result, many of the sales personnel have engineering or technical expertise and experience. Because of the problem solving experience of its engineering staff, advice from the technical personnel is regularly sought out by potential and existing customers, resulting in business opportunities on an ongoing basis.

         The Company's products and services are marketed in the Middle East, Asia, Europe and South America by sales personnel operating out of its Saudi Arabia, Singapore, United Kingdom, Bahrain, UAE, Hong Kong, Indonesia, Portugal and U.S. offices. In addition, independent, foreign sales representatives are used to supplement the efforts of its direct sales force and to market its services in other regions of the world. The independent sales representatives earn commissions on sales which vary by product and service type. Certain products, rectifiers and corrosion monitoring equipment are marketed through networks of both domestic and international distributors.

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

CUSTOMERS

         Sales are made to a broad range of customers. During the fiscal year ended March 31, 1999 no one customer accounted for more than 10% of the Company's sales. The Company does not believe that the loss of any one customer would have a materially adverse effect on its business.

         The Company sells products and services to the U.S. government and agencies and instrumentalities thereof, including the U.S. Navy. Sales to these customers accounted for approximately 3%, 3% and 4% of the Company's net sales during fiscal 1999, 1998 and 1997, respectively. The Company's contracts with the U.S. government contain standard provisions permitting the government to terminate such contracts without cause. In the event of termination, the Company is entitled to receive reimbursement on the basis of the work completed (cost plus a reasonable profit). These contracts are also subject to renegotiation of profits. The Company has no knowledge of any pending or threatened termination of any of its material government contracts or subcontracts. In addition, government procurement programs are subject to budget cutbacks and policy changes that could alter the demand for the Company's products. Accordingly, the Company's future sales to the government are subject to these budgetary and policy changes.

BACKLOG

         The backlog of unshipped orders was approximately $63 million as of March 31, 1999 and 1998 and $59 million as of March 31, 1997. Backlog is generally represented by purchase orders that may be terminated under certain conditions. However, the actual use of purchase orders by the Company's customers as well as timing of the issuance of such purchase orders can vary significantly. Accordingly, the Company does not believe backlog is a good predictor of future revenue trends, as based on its recent experience, there is not a direct correlation between changes in backlog and changes in revenue. The backlog has remained flat between 1999 and 1998. The increase in backlog between 1998 and 1997 was primarily the result of the CPS acquisition. The Company estimates that, based on recent experience, approximately 70% of its backlog of orders at March 31, 1999 will be filled during the fiscal year ending March 31, 2000.

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

RESEARCH AND DEVELOPMENT

         The Company's engineering and product development activities are primarily directed toward designing new products and services to meet customers' specific requirements. Product development costs amounted to approximately $563,000, $694,000, and $783,000 during fiscal years 1999, 1998 and 1997, respectively.

GOVERNMENT REGULATIONS

         The Company believes that its current operations and its current use of property, plant and equipment conform in all material respects to applicable laws and regulations. The Company has not experienced, nor does it anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations.

EMPLOYEES

         As of March 31, 1999, the Company had 1,234 employees 441 of whom were located outside the United States.

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

ITEM 2.  PROPERTIES

         As of March 31, 1999, eight locations were owned by the Company and approximately sixty locations were leased from unrelated third parties. Certain property locations may contain multiple operations, such as an office and warehouse facility.

         The real properties owned by the Company are: its corporate headquarters located in Medina, Ohio (8,000 sq. ft.); an office and manufacturing facility located in Medina, Ohio (64,000 sq. ft.); an office and warehouse facility located in Schaumburg, Illinois (10,000 sq. ft.); an office and warehouse facility located in Edmonton, Alberta (52,000 sq. ft.); two office and warehouse facilities located in Estevan, Saskatchewan (10,600 sq. ft.); an office, manufacturing and warehouse facility located in Stockton-on-Tees, UK (34,000 sq. ft.); and an office and warehouse facility in Eastleigh, Hants, UK (5,700 sq. ft.). The principal real properties (over 5,000 sq. ft. of floor space) leased by the Company from unrelated third parties are: an office and warehouse facility located in Glendale, Arizona; an office and warehouse facility located in Conyers, Georgia; an office facility located in Ocean City, New Jersey; an office and warehouse facility located in West Chester, Pennsylvania; an office and warehouse facility located in Houston, Texas; an office, manufacturing and warehouse facility located in Santa Fe Springs, California; an office and warehouse facility located in Belle Chasse, Louisiana; an office and warehouse facility located in Billings, Montana; an office and warehouse facility located in Liberal, Kansas; an office and warehouse facility in Midland, Texas; an office and warehouse facility in Mississauga, Ontario; an office and warehouse facility in San Leandro, California; an office, manufacturing and warehouse facilities in Sand Springs, Oklahoma; an office and warehouse facility in Union, New Jersey; an office and warehouse facility in Brisbane, Australia; an office and warehouse facility in Melbourne, Australia; an office and warehouse facility in Perth, Australia; an office and warehouse facility in Sydney, Australia; an office and manufacturing facility located in Sharjah, UAE; an office facility located in Singapore; a manufacturing facility in Johor Baharu, Malaysia; an office and warehouse facility in Jakarta, Indonesia; and an office, manufacturing and warehouse facility in Dammam, Saudi Arabia.

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

ITEM 3.  LEGAL PROCEEDINGS

         Although in the Company's opinion the following claim is without merit and will have no material effect on the Company, disclosure is being made in order to comply with applicable requirements of the Securities and Exchange Commission. The Company is a defendant in a complaint filed on November 12, 1998, as subsequently amended, in United States District Court, Northern District of Ohio, Eastern Division. The lawsuit arises out of adoption by the Environmental Protection Agency ("EPA") and the American Society for Testing and Materials ("ASTM") of regulations permitting non-invasive methods for inspecting and testing underground storage tanks. Prior to adoption of such regulations, underground storage tanks were inspected by visual manned inspections. After convening a task force to study the issue, the EPA and ASTM recognized several other methods of tank assessment, including statistical and analytical methods used by the Company and other corrosion control service providers. The plaintiffs in the lawsuit, Armor Shield, Inc. and Doublewall Retrofit Systems, Inc., have claimed that the methods used by the Company are not as protective of human health and the environment as internal manned tank inspection, that ASTM procedures were manipulated and that EPA approval was obtained fraudulently. The plaintiffs, which provide internal manned inspection and lining services and equipment, have claimed violations of federal and state anti-trust laws, unreasonable restraint of trade, false advertising and unfair competition, which allegedly caused injury to their businesses and property in excess of $30 million. They are seeking damages and injunctive relief. The complaint also names, among others, an executive officer of the Company and a director of the Company.

         The Company believes that the claims are without merit and has filed a motion to dismiss the anti-trust claim for failure to state a claim and on the basis that there has been no injury to competition. The Company denies any allegations of wrongdoing and is preparing to vigorously defend the claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999.


ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the names of all executive officers of the Company and certain other information relating to their position held with the Company and other business experience.


EXECUTIVE OFFICER            AGE            RECENT BUSINESS EXPERIENCE
-----------------            ---            --------------------------
Joseph W. Rog                59        Chairman of the Board of Directors since
                                       June 1993 and Chief Executive Officer
                                       since the Company's formation in 1984.
                                       President of the Company since June 1995 and from January 1984 to June 1993.

Michael K. Baach             44        Executive Vice President since April
                                       1993, Assistant Secretary since June 1995 and Senior Vice President since 1992.
                                       Prior to that, Mr. Baach was Vice
                                       President of Sales and Marketing since
                                       the Company's formation in 1984.

George A. Gehring, Jr.       55        Executive Vice President since April 1993
                                       and Senior Vice President since 1991.
                                       Prior to that, Mr. Gehring served as
                                       President of Ocean City Research
                                       Corporation.

David H. Kroon               49        Executive Vice President since April 1993
                                       and Senior Vice President since the
                                       Company's formation in 1984.

Barry W. Schadeck            48        Executive Vice President since June 1995
                                       and President of Corrpro Canada, Inc., a wholly-owned subsidiary of the Company, since its formation in May 1994. Prior to that, Mr. Schadeck served as President since April 1993 and Chief Financial
                                       Officer since 1979 of the Company's
                                       Commonwealth Seager Group subsidiary.

Neal R. Restivo              39        Executive Vice President, Chief Financial
                                       Officer, Secretary and Treasurer since
                                       March 1998. Senior Vice President, Chief
                                       Financial Officer, Secretary and
                                       Treasurer since October 1995. From
                                       November 1989 to September 1995, Mr.
                                       Restivo was with Waxman Industries, Inc., most recently as Senior Vice President, Finance and Chief Financial Officer.
                                       Prior to that, from August 1982 to
                                       November 1989, Mr. Restivo was employed
                                       by Arthur Andersen LLP, where he was an
                                       Audit Manager since 1988.

Michael R. Tighe             46        Senior Vice President Eastern
                                       International Operations since October
                                       1998. Senior Vice President since January
                                       1994. Prior to that, Mr. Tighe was
                                       President and General Manager of Elgard
                                       Corporation, an anode manufacturer.

Mozelle T. Jackson           32        Vice President and Corporate Controller
                                       since July 1996. Corporate Controller
                                       since December 1995. Prior to that Ms.
                                       Jackson was with Waxman Industries, Inc.
                                       most recently as Vice President,
                                       Corporate Controller. Ms. Jackson had
                                       prior experience with the Allen Group
                                       Inc. and Arthur Andersen LLP.

John D. Moran                41        General Counsel and Assistant Secretary
                                       since December 1996 and Vice President
                                       since October 1998. Prior to that, Mr.
                                       Moran was in-house counsel for Sealy
                                       Corporation for ten years and served as
                                       Secretary. Mr. Moran had prior experience with Grant Thornton.

James W. DeLong              53        Vice President Human Resources since
                                       January 1999. From 1994 to 1999, Mr.
                                       DeLong was Vice President, International
                                       Human Resources with Rubbermaid Inc. and from 1972 to 1994, Continental General
                                       Tire as Director, Compensation and
                                       Benefits, and Director, International
                                       Human Resources.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

PRICE RANGE OF COMMON SHARES

         The Company's Common Shares are listed on the New York Stock Exchange ("NYSE") under the symbol "CO". The following table sets forth the high and low closing sale prices for the Common Shares on the NYSE for the fiscal periods indicated.


                                       FISCAL 1999           FISCAL 1998
                                       -----------           -----------
                                     HIGH        LOW       HIGH       LOW
                                     ----        ---       ----       ---
First Quarter                      $ 12.75    $ 11.25    $  8.00    $  6.70
Second Quarter                       12.00      10.00      10.35       7.50
Third Quarter                        13.00       9.25      12.20       9.80
Fourth Quarter                       12.50      11.13      11.90      10.40

The above information reflects the five-for-four stock split that was effected via a stock dividend payable June 19, 1998 to shareholders of record as of June 5, 1998.

HOLDERS OF RECORD

         On May 25, 1999, there were 236 holders of record of the Company's Common Shares.

DIVIDENDS

         In recent years, the Company has not paid any cash dividends on its Common Shares. The Company currently anticipates that it will retain all future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Provisions within the Company's domestic bank credit agreement and Senior Note Indenture limit the amount of cash dividends the Company can pay.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                               FISCAL YEAR ENDED MARCH 31,
                                                                               ---------------------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                          1999         1998        1997         1996         1995          1994
                                                          ----         ----        ----         ----         ----          ----
   STATEMENT OF INCOME DATA:
   Revenues                                            $ 188,690    $ 172,653   $ 139,604    $ 127,773    $ 118,515    $  69,536
   Cost of sales                                         128,761      121,337      97,813       94,609       82,118       45,833
                                                       ---------    ---------   ---------    ---------    ---------    ---------
   Gross profit                                           59,929       51,316      41,791       33,164       36,397       23,703
   Selling, general and administrative expenses           41,875       37,396      30,421       31,322       29,557       16,206
   Unusual items                                               -            -       1,700        4,368            -        1,622
                                                       ---------    ---------   ---------    ---------    ---------    ---------
   Operating income (loss)                                18,054       13,920       9,670       (2,526)       6,840        5,875
   Interest expense                                        3,896        2,434       1,696        1,937          888          887
                                                       ---------    ---------   ---------    ---------    ---------    ---------
   Income (loss) from continuing operations before
     income taxes, extraordinary charge and
     cumulative effect of change in accounting
     principle                                            14,158       11,486       7,974       (4,463)       5,952        4,988
   Income tax provision (benefit)                          5,663        4,595       3,167       (1,056)       2,661        2,282
                                                       ---------    ---------   ---------    ---------    ---------    ---------
   Income (loss) from continuing operations before
     extraordinary charge and cumulative effect of
     change in accounting principle                        8,495        6,891       4,807       (3,407)       3,291        2,706
   Discontinued operations:
     Loss from operations, net of tax benefit                  -            -      (1,037)      (1,735)        (455)           -
     Loss on disposal, net of tax benefit                 (3,998)           -      (3,960)           -            -            -
   Extraordinary charge, net of tax benefit                 (246)           -           -          (70)           -         (102)
   Cumulative effect on prior years of change
     in accounting principle                                   -            -           -            -            -          136
                                                       ---------    ---------   ---------    ---------    ---------    ---------
   Net income (loss)                                   $   4,251    $   6,891   $    (190)   $  (5,212)   $   2,836    $   2,740
                                                       =========    =========   =========    =========    =========    =========
   EARNINGS PER SHARE - BASIC:
   Income (loss) from continuing operations before
     extraordinary charge                              $    1.08    $    0.85   $    0.58    $   (0.44)   $    0.46    $    0.73
   Discontinued operations:
     Loss from operations, net of tax benefit                  -            -       (0.12)       (0.22)       (0.06)           -
     Loss on disposal, net of tax benefit                  (0.51)           -       (0.48)           -            -            -
   Extraordinary charge, net of tax benefit                (0.03)           -           -        (0.01)           -        (0.03)
   Cumulative effect of change in accounting
     principle                                                 -            -           -            -            -         0.04
                                                       ---------    ---------   ---------    ---------    ---------    ---------
   Net income (loss)                                   $    0.54    $    0.85   $   (0.02)   $   (0.67)   $    0.40    $    0.74
                                                       =========    =========   =========    =========    =========    =========
   Weighted average number of Common Shares
     Outstanding - Basic (1)                               7,851        8,155       8,266        7,764        7,164        3,681
   EARNINGS PER SHARE - DILUTED:
   Income (loss) from continuing operations before
     extraordinary charge                              $    1.03    $    0.81   $    0.57    $   (0.44)   $    0.39    $    0.53
   Discontinued operations:
     Loss from operations, net of tax benefit                  -            -       (0.12)       (0.22)       (0.05)           -
     Loss on disposal, net of tax benefit                  (0.49)           -       (0.47)           -            -            -
   Extraordinary charge, net of tax benefit                (0.03)           -           -        (0.01)           -        (0.02)
   Cumulative effect of change in accounting
     principle                                                 -            -           -            -            -         0.03
                                                       ---------    ---------   ---------    ---------    ---------    ---------
   Net income (loss)                                   $    0.52    $    0.81   $   (0.02)   $   (0.67)   $    0.34    $    0.54
                                                       =========    =========   =========    =========    =========    =========
   Weighted average number of Common Shares
     Outstanding - Diluted (1)                             8,224        8,468       8,486        7,764        8,334        5,034
                                                                                MARCH 31,
                                                                                ---------
                                                          1999         1998        1997         1996         1995         1994
                                                       ---------    ---------   ---------    ---------    ---------    ---------
   BALANCE SHEET DATA:
   Working capital, excluding net assets held for sale $  59,044    $  51,078   $  35,082    $  30,358    $  31,229    $  20,441

   Total assets                                          147,595      136,275     106,918      107,398      108,758       67,858
   Long-term debt, net of current portion                 60,864       47,695      25,635       26,616       25,869       21,492
   Shareholders' equity                                   58,056       57,961      54,676       54,281       56,060       24,301



(1) Weighted average shares reflect the five-for-four stock split that was effected via a stock dividend payable June 19, 1998 to shareholders of record as of June 5, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         This document contains certain statements, that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might affect such forward-looking statements include the Company's mix of products and services, timing of jobs, the availability and value of larger jobs, the impact of weather on the Company's operations, the Company's ability to successfully integrate acquired businesses in a timely manner, the actual impact of the passing of the underground storage tank upgrade deadline on the Company's business, the impact of low energy prices on the Company's business and the impact of Year 2000.

         During fiscal 1999, the Company benefited from the December 1998 regulatory deadline relating to the underground storage tank (UST) market. Federal law mandated that all UST's meeting certain specified criteria must have corrosion protection systems in place by December 22, 1998 or else they must be replaced or closed. The Company provides such corrosion protection systems to the UST market. In fiscal 1999, revenues relating to the UST market represented approximately 14% of the Company's consolidated revenues. Although industry data indicates that a number of UST's remain non-compliant after the December 1998 deadline, the Company believes there is confusion in the market as the enforcement of the Federal Law has been pushed down to the states. The Company believes this has caused the UST market to slow down sooner than management had originally anticipated. The Company is currently reallocating resources that had been dedicated to the UST market to other areas of its business. While the Company does not believe that the passing of the December 1998 compliance deadline will have a material impact on its long-term results of operations, it does expect to experience some flatness in revenues and profitability, particularly in the first quarter of fiscal 2000, as the process of reallocating resources continues.

         Another factor impacting the Company's business is the recent low energy prices which have caused delays in capital projects as well as general reductions in spending by certain of the Company's energy industry customers. Although energy prices have started to firm up, the Company does not expect to realize any benefit in the short-term. During periods of low energy prices, the Company believes it can mitigate the impact on its service business by shifting the mix from capital projects to maintenance-type work which is typically higher margin. Although there can be no assurances, the Company believes that while low energy prices may impact its revenues, they should not have a material impact on its overall profitability.


OPERATING RESULTS OF THE COMPANY

YEAR ENDED MARCH 31, 1999 COMPARED TO YEAR ENDED MARCH 31, 1998

REVENUES

         Revenues for fiscal 1999 totaled $188.7 million compared with $172.7 million for fiscal 1998, an increase of 9.3%. The fiscal 1999 revenues include full year results of CPS, which was acquired effective July 1, 1997 as well as the results of Corrpro Australia, Basco, D.C. Corrosion and four smaller acquisitions subsequent to their respective acquisition dates. Excluding the impact of these acquisitions, management estimates that revenues were flat between years.

         Revenues relating to the Domestic Core Operations increased 25.9% during fiscal 1999 to $108.1 million. Approximately 76% of this segment's revenues are attributable to service and 24% to product. A large portion of this segment's growth related to the providing of corrosion protection systems to the underground storage tank (UST) market. Growth was also achieved in the other components of the segment's service business. The growth achieved by the Domestic Core Operations was offset, in part, by the impact of low energy prices as discussed above.

         Revenues relating to the Canadian Operations were down 19.5% during fiscal 1999 and totaled $16.0 million. The impact of D.C. Corrosion, which was acquired effective February 1, 1999, on the segment's results was not significant. Approximately 65% of this segment's revenues are attributable to service and 35% to product. The Canadian Operation's revenues were impacted by low energy prices which caused certain capital projects to be put on hold. As a result, the segment's business mix shifted from new capital projects to more maintenance-type work which generates lower revenues but typically carries higher margins.

         Revenues relating to the European Operations were down 19.2% during fiscal 1999 and totaled $21.9 million. Current year results include Basco subsequent to the August 1, 1998 effective date of the acquisition. The results of Basco are no longer separable due to the integration of Basco's operations. Approximately 19% of this segment's revenues are attributable to service and 81% to product. In the prior year, the European Operations benefited from several large offshore contracts that expired at the end of fiscal 1998. In addition, the segment's operations have been negatively impacted by low oil prices which have decreased demand for the segment's lower margin products in the North Sea region. The Company's primary focus in Europe is to further develop its service business in that region. The efforts in this area continued to be successful in fiscal 1999 as growth was achieved in the European service business.

         Revenues relating to Other Operations, which includes the Company's operations in the Middle East, Asia and Australia as well as its corrosion monitoring equipment business, increased 7.1% in fiscal 1999 to $42.7 million. Current year results include Corrpro Australia subsequent to the July 1, 1998 effective date of the acquisition. Excluding the impact of this acquisition, the segment's revenues decreased 8.0%. This decrease relates to a decline in the corrosion monitoring equipment business, which has been impacted by low energy prices, as well as weak economic conditions in Asia.

GROSS PROFIT

         On a consolidated basis, the Company's gross profit for fiscal 1999 totaled $59.9 million (or 31.8% of revenues) compared to $51.3 million (or 29.7% of revenues) for fiscal 1998, an increase in gross profit dollars of 16.8%. The improvement in gross margins relates to the higher percentage of service revenues achieved in fiscal 1999 as well as a more profitable mix of service revenues.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         S,G&A expense for fiscal 1999 totaled $41.9 million (or 22.2% of revenues) compared with $37.4 million (or 21.7% of revenues) for fiscal 1998, an increase of 12.0%. Excluding the impact of acquisitions, management estimates that operating expenses increased approximately 1% between years.

OPERATING INCOME

         Operating income for fiscal 1999 totaled $18.1 million compared with $13.9 million during fiscal 1998, an increase of 29.7%.

INTEREST EXPENSE

         Interest expense for fiscal 1999 totaled $3.9 million compared to $2.4 million for fiscal 1998. The increase relates primarily to increased borrowings in connection with the seven acquisitions completed during fiscal 1999.

INCOME TAX PROVISION

         The Company recorded a provision for income taxes of $5.7 million for fiscal 1999 compared to $4.6 million for fiscal 1998. The effective tax rate for both fiscal 1999 and 1998 was 40.0%. See Note 6 to Notes to Consolidated Financial Statements for reconciliation of the Company's effective tax rates.

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY CHARGE

         Income from continuing operations before extraordinary charge for fiscal 1999 totaled $8.5 million compared with $6.9 million in fiscal 1998, an increase of 23.3%. Earnings per share increased 27.1% to $1.08 ($1.03 diluted) in fiscal 1999 compared with 85 cents (81 cents diluted) in fiscal 1998.

DISCONTINUED OPERATIONS

         During the second quarter of fiscal 1999, the Company recorded a $4.0 million charge, net of tax benefit, relating to its foundry operation in Louisiana, which had been reported as a discontinued operation since March 1997. The charge represented an addition to the estimated loss on disposal. The disposition of this operation was completed in March 1999.

EXTRAORDINARY CHARGE

         During the fourth quarter of fiscal 1999, the Company recorded a $0.2 million extraordinary charge, net of tax benefit, relating to the accelerated amortization of deferred financing costs associated with a bank credit facility that was refinanced in March 1999.

NET INCOME

         After giving effect to the discontinued operation charge of $4.0 million and the extraordinary charge of $0.2 million, net income for fiscal 1999 totaled $4.3 million, compared with $6.9 million for fiscal 1998.

YEAR ENDED MARCH 31, 1998 COMPARED TO YEAR ENDED MARCH 31, 1997

REVENUES

         Revenues for fiscal 1998 totaled $172.7 million compared with $139.6 million for fiscal 1997, an increase of 23.7%. The fiscal 1998 revenues included the results of CPS, which was acquired effective July 1, 1997. The results of CPS are not separable due to the integration of CPS' operations. Excluding the impact of the CPS acquisition, management estimates that revenues increased approximately 10%.

         Revenues relating to the Domestic Core Operations increased 38.6% during fiscal 1998 to $85.8 million. Approximately 70% of this segment's revenues were attributable to service and 30% to product. The fiscal 1998 revenues included the results of CPS, which was acquired effective July 1, 1997. The results of CPS are not separable due to the integration of CPS' operations.

         Revenues relating to the Canadian Operations were up 5.7% during fiscal 1998 and totaled $19.9 million. Approximately 65% of this segment's revenues were attributable to service and 35% to product. The increase in revenues related to several large construction related contracts completed in fiscal 1998.

         Revenues relating to the European Operations were up 10.6% during fiscal 1998 and totaled $27.1 million. Approximately 7% of this segment's revenues were attributable to service and 93% to product. In fiscal 1998, the European Operations benefited from several large offshore contracts that expired at the end of fiscal 1998.

         Revenues relating to Other Operations increased 16.0% in fiscal 1998 to $39.9 million. Approximately 33% of this segment's revenues were attributable to service and 67% to product. The increase in revenues was due, in part, to growth in the international markets, primarily in the Middle East and Asia Pacific markets.

GROSS PROFIT

         The Company's gross profit for fiscal 1998 totaled $51.3 million (or 29.7% of revenues) compared to $41.8 million (or 29.9% of revenues) for fiscal 1997, an increase in gross profit dollars of 22.8%. The lower margin percentages resulted primarily from mix differences between years. In addition, as a result of the acquisition of CPS, the Company had a larger component of construction-related business in fiscal 1998, which typically had lower gross profit margins than the Company's other engineering services business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         S,G&A expense for fiscal 1998 totaled $37.4 million (or 21.7% of revenues) compared to $30.4 million (or 21.8% of revenues) for fiscal 1997, an increase of 22.9%. The increase related to CPS as well as higher levels of business activity.

UNUSUAL ITEMS

         During fiscal 1997, the Company recorded a net unusual charge totaling $1.7 million. The unusual charge included a $2.4 million charge related to the final settlement of the securities and class action and shareholder derivative lawsuits filed in 1995, offset by a $0.7 million gain on the sale of a small non-core business.

OPERATING INCOME

         Operating income for fiscal 1998 totaled $13.9 million compared with $9.7 million during fiscal 1997, an increase of 44.0%. The fiscal 1997 results included an unusual charge of $1.7 million. Excluding the impact of the prior-year unusual charge, operating income increased 22.4% between years.

INTEREST EXPENSE

         Interest expense for fiscal 1998 totaled $2.4 million compared to $1.7 million for fiscal 1997. The increase related primarily to increased borrowings in connection with the CPS acquisition.

INCOME TAX PROVISION

         The Company recorded a provision for income taxes of $4.6 million for fiscal 1998 compared to $3.2 million for fiscal 1997. The effective tax rate for fiscal 1998 was 40.0% compared to 39.7% for fiscal 1997. See Note 6 to Notes to Consolidated Financial Statements for reconciliation of the Company's effective tax rates.

INCOME FROM CONTINUING OPERATIONS

         Income from continuing operations for fiscal 1998 totaled $6.9 million, compared with $4.8 million in fiscal 1997.

DISCONTINUED OPERATIONS

         The Company's operating loss from its discontinued foundry operation in Louisiana totaled $1.0 million in fiscal 1997. The Company also recorded an estimated loss on disposal of $4.0 million, net of tax benefit, relating to the discontinued operation, in fiscal 1997.

NET INCOME

         The Company had net income of $6.9 million for fiscal 1998 compared to a net loss of $0.2 million for fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had working capital (excluding net assets held for sale), of $59.0 million compared to $51.1 million at March 31, 1998, an increase of $7.9 million or 15.6%. Accounts receivable increased $8.5 million due to increased levels of business activity. Accounts payable decreased $3.4 million which related primarily to a shift in the Company's business mix to more maintenance-type work and lower levels of subcontracting. Approximately $0.5 million of the increase in working capital related to the acquisitions. During fiscal 1999, cash provided by operating activities totaled $2.2 million.

         Cash used for investing activities totaled $19.4 million during fiscal 1999 which included $12.0 million related to acquisitions, $3.4 million for capital expenditures. Cash generated by financing activities totaled $12.3 million during fiscal 1999 which included the refinancing of the domestic credit facility of $30.0 million and initial borrowings of $29.0 million under the new domestic credit facility. Financing activities also included net borrowings of $14.4 million as well as $2.5 million of cash used to repurchase common shares.

         On March 30, 1999, the Company entered into a new three-year, $80 million unsecured domestic revolving credit facility. The credit facility consists of an $80 million revolver which expires on April 30, 2002. Initial borrowings under the credit facility were used to repay existing domestic bank indebtedness of approximately $30.0 million.

         In addition to the domestic bank credit facility, the Company has various smaller lines of credit with foreign banks which totaled approximately $4.0 million. Total availability under the domestic and foreign credit facilities at March 31, 1999 was approximately $53.9 million. The Company used proceeds from its domestic and foreign credit facilities along with cash on hand to fund the fiscal 1999 acquisitions. The Company was in compliance with all of its debt covenants at March 31, 1999.

         The Company believes that cash generated by operations and amounts available under its domestic bank credit facility and foreign lines of credit will be sufficient to satisfy the Company's liquidity requirements through at least fiscal 2000.

CHANGES IN ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting on Comprehensive Income." The Company was required to adopt SFAS 130 for the quarter ending June 30, 1998. Comprehensive income includes net income and other revenues, expenses, gains, and losses that are excluded from net income but included as a component of total shareholders' equity. Comprehensive income amounts for the Company are comprised of the effect of foreign currency translation adjustments in accordance with SFAS No. 52, "Foreign Currency Translation". The accumulated balance of foreign currency translation adjustments, excluded from net income, is presented in the Consolidated Balance Sheet and Statement of Shareholders' Equity as "Accumulated other comprehensive income". As required, the Company adopted SFAS 130 for the quarter ending June 30, 1999 and all prior periods have been restated to conform with SFAS 130.

         In fiscal 1999, the Company adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way the Company reports information about its operating segments. The information for all prior periods has been restated to conform with SFAS 131. Implementation of this disclosure standard has not affected the Company's financial position or results of operations.

         In February 1998, the Financial Accounting Standards Board issued SFAS 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits". SFAS 132 revises disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS 132 was effective for years beginning after December 15, 1997. As required, the Company adopted SFAS 132 for the year ending March 31, 1999.

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This Statement is effective for all quarters of fiscal years beginning after June 15, 2000. Implementation of SFAS 133 is not expected to affect the Company's financial position or results of operations.

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

         In January 1999, the Company completed the implementation of a new software upgrade which will be utilized by the majority of its U.S. operations. In addition to addressing the Year 2000 issue, the new software provides additional capabilities and functionality that will help enhance the Company's business. Assessments of the Year 2000 compliance of software utilized by the Company's other operations has been substantially completed and upgrades are being implemented, as required.


         The Company has completed a preliminary assessment of its non-informational systems for Year 2000 compliance and is in the process of determining the extent and scope of any remedial actions and impact on its contingency plans. In addition, the Company has communicated with its key suppliers, vendors and significant customers and requested information regarding the status of their own Year 2000 compliance. Based on responses to date, the Company has not been notified of any circumstances of its suppliers, vendors and significant customers reasonably likely to have a material adverse impact on the Company's operations.

Costs
-----

         The cost of implementing the new software upgrade for the Company's U.S. operations, including the cost of Year 2000 compliance which is not separately determinable, totaled approximately $1.5 million. Such costs have not had a material adverse impact on the Company's financial position, results of operations or cash flows. The majority of these costs have been incurred under capital projects that will result in additional capabilities and functionality while also addressing the Year 2000 issues. The Company is currently in the process of estimating its other future Year 2000 costs. However, such costs are not expected to be material.

Risks
-----

         If needed modifications or conversion of information and non-information systems are not made on a timely basis, including third party systems, or contingency plans not successfully implemented, the Company could experience loss of revenue from customers whose operations are disrupted, unavailability of materials, supplies, and services from its vendors whose operations are disrupted, and difficulty in supplying its own products and services on a timely basis. On a consolidated basis, no one customer accounts for greater than 10% of the Company's revenue, and no one vendor supplies more than 10% of the Company's purchases. On a regional or local basis, however, the disruption of customer and vendor operations could more significantly adversely affect such regional or local operations. In addition, if multiple customers or vendors experienced disruption in their operations, the effect on the Company's consolidated results could be materially impacted.

Contingency Plans
-----------------

         To mitigate the impact of potential Year 2000 issues, the Company is in the process of developing contingency plans to address key business functions, including relations with third parties. The Company expects to address possible unremediated internal Year 2000 issues and further develop its contingency plans in the event of disruption of its supplier or customer relations.

         This information contains certain statements regarding the Year 2000 that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company expects that it will be able to modify or replace the various systems effected by the Year 2000 issue in time to avoid any material disruption to its operations; however, the dates of completion and the costs of the project are based on management's estimates, which were derived utilizing assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved, and if the actual timing and costs differ materially from those anticipated, the Company's financial results and financial condition could be materially adversely affected. Management is keeping the Board of Directors informed as to the status of the Company's Year 2000 related activities.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Begins on following page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        Not applicable.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Corrpro Companies, Inc.

We have audited the accompanying consolidated balance sheets of Corrpro Companies, Inc. and subsidiaries (the Company) as of March 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corrpro Companies, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles.





KPMG LLP
Cleveland, Ohio
May 10, 1999

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1999 AND 1998

                                 (In Thousands)

                                     ASSETS


                                                        1999         1998
                                                        ----         ----

CURRENT ASSETS:
    Cash and cash equivalents                        $   3,957    $   8,687
    Accounts receivable, net                            47,232       38,733
    Inventories                                         27,518       24,458
    Prepaid expenses and other                           7,270        9,355
    Net assets held for sale                                 -        7,422
                                                     ---------    ---------
         Total current assets                           85,977       88,655
                                                     ---------    ---------

PROPERTY AND EQUIPMENT:
    Land                                                   539          547
    Buildings and improvements                           5,792        4,545
    Equipment, furniture and fixtures                   18,147       15,696
                                                     ---------    ---------
                                                        24,478       20,788
    Less accumulated depreciation                      (10,057)      (8,278)
                                                     ---------    ---------
    Property and equipment, net                         14,421       12,510
                                                     ---------    ---------

OTHER ASSETS:
    Goodwill, net                                       37,423       28,515
    Other assets                                         9,774        6,595
                                                     ---------    ---------
         Total other assets                             47,197       35,110
                                                     ---------    ---------
                                                     $ 147,595    $ 136,275
                                                     =========    =========


          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1999 AND 1998

                      (In Thousands, Except per Share Data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                               1999          1998
                                                               ----          ----

CURRENT LIABILITIES:
    Short-term borrowings                                   $   1,087    $       -
    Current portion of long-term debt                           1,148          683
    Accounts payable                                           13,951       17,319
    Accrued liabilities and other                              10,747       10,113
                                                            ---------    ---------
         Total current liabilities                             26,933       28,115
                                                            ---------    ---------

LONG-TERM DEBT, NET OF CURRENT PORTION                         30,864       17,695

SENIOR NOTES                                                   30,000       30,000

DEFERRED INCOME TAXES                                           1,545        2,035

COMMITMENTS AND CONTINGENCIES                                       -            -

MINORITY INTEREST                                                 197          469

SHAREHOLDERS' EQUITY:
    Serial Preferred Shares, voting, no par value;
      1,000 shares authorized and unissued                          -            -
    Common Shares, voting, no par value, stated value
      $0.26 per share; 40,000 shares authorized; 8,453
      and 8,413 shares issued in 1999 and 1998; 7,757 and
      7,941 shares outstanding in 1999 and 1998                 2,255        2,245
    Additional paid-in capital                                 50,945       50,708
    Accumulated earnings                                       12,915        8,664
                                                            ---------    ---------
                                                               66,115       61,617
    Accumulated other comprehensive income (loss)              (1,413)         482
    Common Shares in treasury, at cost                         (6,646)      (4,138)
                                                            ---------    ---------
         Total shareholders' equity                            58,056       57,961
                                                            ---------    ---------

                                                            $ 147,595    $ 136,275
                                                            =========    =========


          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

\





                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                      (In Thousands, Except per Share Data)


                                                       1999         1998       1997
                                                       ----         ----       ----

    Revenues                                        $ 188,690    $ 172,653   $ 139,604

    Cost of sales                                     128,761      121,337      97,813
                                                    ---------    ---------   ---------

    Gross profit                                       59,929       51,316      41,791

    Selling, general and administrative expenses       41,875       37,396      30,421
    Unusual items                                           -            -       1,700
                                                    ---------    ---------   ---------
    Operating income                                   18,054       13,920       9,670

    Interest expense                                    3,896        2,434       1,696
                                                    ---------    ---------   ---------
    Income from continuing operations before
      income taxes and extraordinary charge            14,158       11,486       7,974
    Provision for income taxes                          5,663        4,595       3,167
                                                    ---------    ---------   ---------
    Income from continuing operations before
      extraordinary charge                              8,495        6,891       4,807
    Discontinued operations:
      Loss from operations, net of tax benefit              -            -      (1,037)
      Loss on disposal, net of tax benefit             (3,998)           -      (3,960)
                                                    ---------    ---------   ---------
    Income (loss) before extraordinary charge           4,497        6,891        (190)
    Extraordinary charge, net of tax benefit             (246)           -           -
                                                    ---------    ---------   ---------
    Net income (loss)                               $   4,251    $   6,891   $    (190)
                                                    =========    =========   =========

    Earning per share - Basic:
      Income from continuing operations before
        extraordinary charge                        $    1.08    $    0.85   $    0.58
      Discontinued operations:
        Loss from operations, net of tax benefit            -            -       (0.12)
        Loss on disposal, net of tax benefit            (0.51)           -       (0.48)
      Extraordinary charge, net of tax benefit          (0.03)           -           -
                                                    ---------    ---------   ---------
    Net income (loss)                               $    0.54    $    0.85   $   (0.02)
                                                    =========    =========   =========

    Weighted average shares outstanding - Basic         7,851        8,155       8,266
                                                    =========    =========   =========

    Earning per share - Diluted:
      Income from continuing operations before
        extraordinary charge                        $    1.03    $    0.81   $    0.57
      Discontinued operations:
        Loss from operations, net of tax benefit            -            -       (0.12)
        Loss on disposal, net of tax benefit            (0.49)           -       (0.47)
      Extraordinary charge, net of tax benefit          (0.03)           -           -
                                                    ---------    ---------   ---------
    Net income (loss)                               $    0.52    $    0.81   $   (0.02)
                                                    =========    =========   =========

    Weighted average shares outstanding - Diluted       8,224        8,468       8,486
                                                    =========    =========   =========


          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                      (In Thousands, Except per Share Data)


                                                                                       ACCUMULATED
                                                        COMMON                            OTHER
                                                        SHARES                            COMPRE-     COMMON
                                            SERIAL      ($0.26    ADDITIONAL              HENSIVE     SHARES
                                           PREFERRED     STATED    PAID-IN   ACCUMULATED   INCOME       IN
                                            SHARES       VALUE)    CAPITAL    EARNINGS     (LOSS)    TREASURY*     TOTAL
                                            ------       ------    -------    --------     ------    ---------     -----

March 31, 1996                           $         -   $  2,196   $ 50,043   $  1,963    $    131    $    (52)   $ 54,281
  Comprehensive Income:
     Net loss                                      -          -          -       (190)          -           -        (190)
     Cumulative translation adjustment             -          -          -          -         763           -         763
                                                                                                                      ---
  Total Comprehensive Income                       -          -          -          -           -           -         573

  Exercise of 158 stock options                    -         42        547          -           -           -         589
  Repurchase of 109 Common Shares                  -          -          -          -           -        (767)       (767)
                                         -----------   --------   --------   --------    --------    --------    --------
March 31, 1997                                     -      2,238     50,590      1,773         894        (819)     54,676
  Comprehensive Income:
     Net income                                    -          -          -      6,891           -           -       6,891
     Cumulative translation adjustment             -          -          -          -        (412)          -        (412)
                                                                                                                      ---
  Total Comprehensive Income                       -          -          -          -           -           -       6,479

  Exercise of 25 stock options                     -          7        118          -           -           -         125
  Repurchase of 332 Common Shares                  -          -          -          -           -      (3,319)     (3,319)
                                         -----------   --------   --------   --------    --------    --------    --------
March 31, 1998                                     -      2,245     50,708      8,664         482      (4,138)     57,961
  Comprehensive Income:
     Net income                                    -          -          -      4,251           -           -       4,251
     Cumulative translation adjustment             -          -          -          -      (1,895)          -      (1,895)
                                                                                                                    -----
  Total Comprehensive Income                       -          -          -          -           -           -       2,356

  Exercise of 39 stock options                     -         10        237          -           -           -         247
  Repurchase of 249 Common Shares                  -          -          -          -           -      (2,833)     (2,833)
  Issuance of 26 shares                            -          -          -          -           -         325         325
                                         -----------   --------   --------   --------    --------    --------    --------

March 31, 1999                           $         -   $  2,255   $ 50,945   $ 12,915    $ (1,413)   $ (6,646)   $ 58,056
                                         ===========   ========   ========   ========    ========    ========    ========



*Shares held in treasury totaled 31 at March 31, 1996; 141 at March 31, 1997, 473 at March 31, 1998 and 696 at March 31, 1999.



          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                 (In Thousands)


                                                                   1999       1998         1997
                                                                   ----       ----         ----

Cash flows from operating activities:
  Net income (loss)                                             $  4,251    $  6,891    $   (190)
  Adjustments to reconcile net income (loss)
    to net cash provided by continuing operations:
    Depreciation and amortization                                  4,654       3,665       3,259
    Deferred income taxes                                           (776)        234        (529)
    Gain on sale of assets                                             -        (173)       (105)
    Loss from discontinued operations                                  -           -       1,037
    Loss on disposal of discontinued operations                    3,998           -       3,960
    Minority interest                                               (265)         (4)        (47)
Changes in operating assets and liabilities,
  net of effects of acquisitions:
        Accounts receivable                                       (4,819)       (640)     (3,556)
        Inventories                                               (2,069)     (3,332)     (3,128)
        Prepaid expenses and other                                 2,727      (1,357)      3,634
        Other assets                                                (666)        212         206
        Accounts payable and accrued expenses                     (6,151)        609      (1,147)
                                                                --------    --------    --------
         Total adjustments                                        (3,367)       (786)      3,584
                                                                --------    --------    --------
         Net cash provided by continuing operations                  884       6,105       3,394
Net cash provided by discontinued operations                       1,365         615         271
                                                                --------    --------    --------
         Net cash provided by operations                           2,249       6,720       3,665
                                                                --------    --------    --------

Cash flows from investing activities:
  Additions to and disposals of property, plant and equipment     (3,419)     (2,596)     (1,887)
  Acquisitions, net of cash acquired                             (11,989)    (15,023)          -
  Other assets                                                    (3,998)       (265)       (500)
                                                                --------    --------    --------
         Net cash used for investing activities                  (19,406)    (17,884)     (2,387)
                                                                --------    --------    --------

Cash flows from financing activities:
  Long-term debt, net                                             14,391      (4,644)       (494)
  Repayment of other debt                                          1,359        (396)       (230)
  Refinance of domestic credit facility                          (30,030)    (26,619)          -
  Initial borrowings under new domestic credit facility           29,000      42,350           -
  Issuance of Senior Notes                                             -      30,000           -
  Repayment of Term Loan                                               -     (20,000)          -
  Net proceeds from issuance of Common Shares                        106          56         297
  Repurchase of Common Shares, net                                (2,508)     (3,319)       (767)
                                                                --------    --------    --------
         Net cash provided by (used for) financing activities     12,318      17,428      (1,194)
                                                                --------    --------    --------

Effect of changes in foreign currency exchange rates                 109        (810)       (100)
                                                                --------    --------    --------

Net increase (decrease) in cash                                   (4,730)      5,454         (16)
Cash and cash equivalents at beginning of period                   8,687       3,233       3,249
                                                                --------    --------    --------
Cash and cash equivalents at end of period                      $  3,957    $  8,687    $  3,233
                                                                ========    ========    ========


          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                      (In Thousands, Except per Share Data)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation and basis of presentation

         The consolidated financial statements include the accounts of Corrpro Companies, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain fiscal 1998 and 1997 amounts have been reclassified to conform with the fiscal 1999 presentation.

         The Company operates domestically and through subsidiaries headquartered in Australia, Canada, United Kingdom, Saudi Arabia and Indonesia with various other locations in Europe, the Middle East and Asia, which consists of providing corrosion control engineering and monitoring services, systems and equipment to the infrastructure, environmental and energy markets.

Cash and cash equivalents

         The Company considers cash and all other highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Accounts receivable

         Accounts receivable are presented net of allowances for doubtful accounts of $2,503, $2,151 and $1,735 at March 31, 1999, 1998 and 1997,
respectively. Bad debt expense totaled $631, $498 and $498 in fiscal 1999, 1998 and 1997, respectively.

         The Company performs ongoing credit evaluations of its customers' financial condition. Corrosion control services and products are provided to a large number of customers with no substantial concentration in a particular industry.

Inventories

         Inventories are valued at the lower of cost or market with cost being determined on the first-in, first-out method. Inventories are stated net of reserves for excess, slow moving and potentially obsolete materials. Inventories consist of the following at March 31, 1999 and 1998:


                                                            1999      1998
                                                            ----      ----

Component parts and raw materials                          $13,264   $10,007
Work in process                                              2,891     1,908
Finished goods                                              11,363    12,543
                                                           -------   -------
                                                           $27,518   $24,458
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

         Depreciation expense totaled $2,615, $2,107 and $1,905 in fiscal 1999, 1998 and 1997, respectively.

Goodwill, patents and other intangibles

         Goodwill is being amortized on a straight-line basis, generally over 40 years. Goodwill amortization totaled $1,196, $967, and $777 in fiscal 1999, 1998 and 1997, respectively. Accumulated amortization was $4,644 and $3,448 at March 31, 1999 and 1998, respectively.

         Included in patents and other intangibles are amortizable assets consisting primarily of patents, trademarks and covenants not to compete. Such assets, with a cost of $3,468 and $3,242 at March 31, 1999 and 1998, respectively, are amortized on the straight-line method over their estimated useful lives ranging from 4 to 20 years. Amortization expense for such assets totaled $255, $282 and $345 in fiscal 1999, 1998 and 1997, respectively.

         The Company uses an undiscounted cash flow method to periodically review the net realizable value of goodwill and other intangible assets and believes that such assets are realizable.

Fair value of financial instruments

         The recorded value of cash and cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short maturity of these instruments. The recorded value of the Company's long-term debt and Senior Notes is considered to approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

Revenue recognition

         The Company records income from construction and engineering contracts under the percentage-of-completion method. Under this method, revenues are recognized in proportion to the ratio of costs incurred to currently estimated total contract costs. Estimated earnings and costs on contracts are subject to revision throughout the terms of the contracts, and any required adjustments are recorded in the periods in which revisions are made. Accounts receivable includes $1,128 and $896 at March 31, 1999 and 1998, respectively, of amounts billed but not paid by customers under retainage provisions of contracts. Prepaid expenses and other includes $2,202 and $2,879 at March 31, 1999 and 1998, respectively, of amounts related to costs and estimated earnings in excess of billings on uncompleted contracts. The Company recognizes revenue from product sales upon transfer of ownership.

Product development expenses

         Expenditures for product development totaled approximately $563, $694 and $783 in fiscal 1999, 1998 and 1997, respectively.

Income taxes

         Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Unusual items

         During fiscal 1997, the Company recorded an unusual charge totaling $1,700. This amount included a $2,400 charge which represented litigation related costs. The fiscal 1997 amount also included a $700 gain on the sale of a non-core business operation. See Note 2.

Extraordinary charges

         During fiscal 1999, the Company recorded a $246 extraordinary charge, net of tax benefit of $164, as a result of accelerated amortization of deferred financing costs associated with a bank credit facility that was refinanced in March 1999.

Earnings per share

         Basic EPS is computed by dividing net income for the period by the weighted average number of shares of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of shares of common shares and potential shares outstanding for the period. Stock options are the only potential common shares and are considered in the Company's diluted EPS calculation. Potential common shares are computed using the treasury stock method.

Comprehensive Income

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The Company was required to adopt SFAS 130 for the quarter ending June 30, 1998. All periods presented have been restated to conform with SFAS 130.

         Comprehensive income includes net income and other revenues, expenses, gains, and losses that are excluded from net income but included as a component of total shareholders' equity. Comprehensive loss was $1,895 and $412 for the years ended March 31, 1999 and 1998, and comprehensive income for the year ended March 31, 1997 was $763. These amounts are comprised of the effect of foreign currency translation adjustments in accordance with SFAS No. 52, "Foreign Currency Translation". The accumulated balance of foreign currency translation adjustments, excluded from net income, is presented in the Consolidated Balance Sheet and Statement of Shareholders' Equity as "Accumulated other comprehensive income".

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

2.  ACQUISITIONS AND DISPOSITIONS:

         The results of the various acquisitions have been included in the Company's results since the effective dates of the respective acquisitions. Pro forma results have not been presented as the effect of the individual acquisitions on the Company's financial statements were not material. The following is a discussion of acquisition and disposition activity for each of the respective years:

     Fiscal 1999

         Effective July 1, 1998, the Company acquired certain assets and assumed certain liabilities of the group of companies referred to as Wilson Walton Australia (now Corrpro Australia). The purchase price was $3,849 in an all cash transaction. The purchase agreement provides for a post-closing purchase price adjustment. The acquisition of Corrpro Australia has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the net assets acquired based upon preliminary estimates of their fair market values at the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled $4,140 at March 31, 1999 and is being amortized over 40 years on a straight-line basis. The allocation was based on preliminary estimates and is subject to revision at a later date.

         Effective August 1, 1998, the Company acquired all the outstanding shares of capital stock of the Basco group of companies ("Basco"). The purchase price was $3,331 in an all cash transaction. The purchase agreement provides for post-closing purchase price adjustments. The acquisition of Basco has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the net assets acquired based upon preliminary estimates of their fair market values at the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled $1,855 at March 31, 1999 and is being amortized over 40 years on a straight-line basis. The allocation was based on preliminary estimates and is subject to revision at a later date.

         Effective March 1, 1999, the Company acquired certain assets and assumed certain liabilities of D.C. Corrosion Corporation. The purchase price was $2,356 in an all cash transaction. The purchase agreement provides for post-closing purchase price adjustments. The acquisition of D.C. Corrosion has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the net assets acquired based upon preliminary estimates of their fair market values at the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled $1,582 at March 31, 1999 and is being amortized over 40 years on a straight-line basis. The allocation was based on preliminary estimates and is subject to revision at a later date.

         During fiscal 1999, the Company also completed four smaller acquisitions. The total purchase price for all four of these acquisitions was $3,056 which consisted of $2,856 of cash and $200 of Company stock. The purchase agreements provide for post-closing purchase price adjustments. These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the respective purchase prices have been allocated to the related net assets acquired based upon preliminary estimates of their fair market values at the dates of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled $2,574 at March 31, 1999 and is being amortized over 40 years on a straight-line basis. These allocations were based on preliminary estimates and are subject to revision at a later date.

     Fiscal 1998

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

     Fiscal 1997

         In March 1997, the Company sold substantially all of the assets of a non-core business operation located in Lafayette, Louisiana. Proceeds from the sale totaled $2,500 and resulted in a gain of $700 which has been reflected as an unusual item in the accompanying consolidated statements of income. The proceeds consisted of a $2,100 short-term note receivable which was paid in full in June, 1997 and a $400 five-year note receivable. Revenues relating to the Lafayette operation, which are included in the fiscal 1997 consolidated results, totaled $3,832.

3.  LONG-TERM DEBT:

         Long-term debt at March 31, 1999 and 1998 consisted of the following:


                                                       1999       1998
                                                       ----       ----
Domestic bank credit facility --
  $80 Million Facility                                $30,100   $     0
  $40 Million Facility                                      0    16,530
Other term notes payable                                1,399     1,265
Mortgages payable                                         513       583
                                                      -------   -------
                                                       32,012    18,378
Less: current portion                                   1,148       683
                                                      -------   -------
                                                      $30,864   $17,695
                                                      =======   =======

         On March 30, 1999, the Company entered into a new three-year, $80 million unsecured domestic revolving credit facility which expires on April 30, 2002. Initial borrowings under the credit facility were used to repay existing domestic bank indebtedness. Interest on the revolver borrowings is based, at the Company's option, on the Euro Rate, as defined in the credit agreement, plus 0.5% to 1.5% or the base rate plus 0% to 0.25%. The spread over the Euro Rate or base rate varies based upon certain financial ratios. The Company is required to pay a facility fee ranging from 0.25% to 0.375% on the revolver commitment. Borrowings under the credit facility are unsecured. The credit agreement requires the Company to maintain certain financial ratios and places certain limitations on the Company's ability to pay cash dividends and to make investments.

         The weighted average interest rate on borrowings outstanding under the revolving credit facility was 7.9% during fiscal 1999.

         Other term notes payable include certain other promissory notes. These notes bear interest at various rates, which ranged from 5.26% to 14.0% at March 31, 1999. The obligations mature at various intervals between 2000 and 2003.

         Mortgages payable, which bear interest from 8.75% to 9.5% and are due on various dates between 2003 and 2010, are repayable in monthly installments and are secured by the fixed assets of certain subsidiaries.

         The Company's long-term debt matures as follows: $1,148 in 2000, $209 in 2001, $195 in 2002, $30,185 in 2003, $20 in 2004 and $255 after 2004.

         The Company also maintains available lines of credit from various foreign banks approximating $4,037 at March 31, 1999, which are secured by the assets of certain foreign subsidiaries. Short-term borrowings amounted to $1,822 and $0 at March 31, 1999 and 1998, respectively, under these lines of credit. The interest rates on such borrowings at March 31, 1999 ranged from 5.26% to 14.0%.

         Cash paid for interest totaled $4,138, $2,784 and $2,135 for fiscal years 1999, 1998 and 1997, respectively.

4.  SENIOR NOTES:

         In fiscal 1998, the Company completed the private placement of $30 million of Senior Notes due 2008. The Notes, which are unsecured, have a fixed interest rate of 7.6% per annum and require annual principal payments of $4.3 million commencing in 2002. The Senior Notes require the Company to maintain certain financial ratios. Proceeds from the Notes were used to pay down borrowings under the Company's domestic bank credit facility including the prepayment of a $20 million term loan. The Notes mature as follows: $0 in 2000, $0 in 2001, $4,286 in 2002, $4,286 in 2003, $4,286 in 2004 and $17,142 after
2004.

5.  LEASES:

         The Company leases certain office and warehouse space and equipment under operating leases which expire at various dates through 2012. Future minimum rental payments under long-term lease agreements are as follows: $2,874 in 2000, $2,088 in 2001, $1,425 in 2002, $1,026 in 2003, $567 in 2004 and $1,298
after 2004 with a cumulative total of $9,278. In addition, the Company rents other property on a month-to-month basis.

         Total rental expense was $3,437, $2,664 and $2,408 for fiscal 1999, 1998 and 1997, respectively.

6.    INCOME TAXES:

         Components of income from continuing operations before income taxes and extraordinary charge follow:


                                              1999      1998      1997
                                              ----      ----      ----

United States                               $11,406   $ 6,596   $ 4,075
Foreign                                       2,752     4,890     3,899
                                            -------   -------   -------
                                            $14,158   $11,486   $ 7,974
                                            =======   =======   =======

         Components of the provision for income taxes by jurisdiction follow:

                                              1999      1998      1997
                                              ----      ----      ----

Current  -- Federal                         $ 2,018   $   419   $   978
         -- State and local                     179       425       296
         -- Foreign                           2,081     2,562     1,867
                                            -------   -------   -------
                                              4,278     3,406     3,141
                                            -------   -------   -------
Deferred -- Federal                           1,057       904      (114)
         -- State and local                     119       284       197
         -- Foreign                             209         1       (57)
                                            -------   -------   -------
                                              1,385     1,189        26
                                            -------   -------   -------
                                            $ 5,663   $ 4,595   $ 3,167
                                            =======   =======   =======

         Differences between the statutory United States federal income tax rate
(34%) and the effective income tax rate are as follows:

                                              1999      1998      1997
                                              ----      ----      ----
Federal income tax provision
  at statutory rate                         $ 4,814   $ 3,905   $ 2,711
State income taxes, net                         197       468       393
Reduction of valuation reserves                   -         -       (83)
Foreign tax rate differential                   (11)      127       432
Meals and entertainment                         134        95        80
Other                                           529         -      (366)
                                            -------   -------   -------
Effective income tax                        $ 5,663   $ 4,595   $ 3,167
                                            =======   =======   =======

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following at March 31, 1999 and 1998:

                                                       1999       1998
                                                       ----       ----
DEFERRED TAX ASSETS
  Bad debts                                           $   649   $   633
  Other reserves                                          282       310
  Uniform cost capitalization                             206       141
  Accrued expenses                                        641       641
  Pension and other benefit reserves                      294       284
  Federal tax carryforward and other tax credit
    and carryforwards                                   2,763     1,632
  State net operating loss carryforwards                  260       230
  Other                                                   975       454
                                                      -------   -------
                                                        6,070     4,325
  Valuation reserve                                       (28)      (28)
                                                      -------   -------
         Total deferred tax assets                      6,042     4,297


                                                        1999      1998
DEFERRED TAX LIABILITIES                              -------   -------
  Fixed assets                                         (1,209)   (1,781)
  Other                                                  (539)     (332)
                                                      -------   -------
         Total deferred tax liabilities                (1,748)   (2,113)
                                                       -------   -------
Total net deferred taxes                              $ 4,294   $ 2,184
                                                      =======   =======


         Accrued liabilities included $1,635 and $1,407 at March 31, 1999 and 1998, respectively, related to accrued income taxes.

         The valuation reserve has been established for foreign tax credit carryforwards because management believes that it is more likely than not that such benefits will not be realized.

         No provision for United States income tax on approximately $7,816 of undistributed earnings of foreign subsidiaries at March 31, 1999, has been made, because the earnings are indefinitely reinvested in the subsidiaries. Determination of the amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practicable.

         The Company had state net operating loss carryforwards of approximately $4,922 and $4,357 at March 31, 1999 and 1998, respectively, and federal credit carryforwards of $2,763 and $1,632 at March 31, 1999 and 1998, respectively. At March 31, 1999, the Company had federal net operating loss carryforwards of $5,429 which expire through 2019. The Company also has federal credit carryforwards of $557 and $431 at March 31, 1999 and 1998, respectively, relating to non-expiring alternative minimum tax credits. The remaining federal credit carryforwards and the state carryforwards expire in various future periods. There can be no assurance that tax carryforwards will be utilized.

         Cash paid for income taxes totaled $3,044, $2,637 and $1,852 for fiscal 1999, 1998 and 1997, respectively.

7.  EMPLOYEE BENEFIT PLANS:

         In February 1998, the Financial Accounting Standards Board issued SFAS 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." SFAS 132 revises disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS 132 was effective for years beginning after December 15, 1997. As required, the Company adopted SFAS 132 for the year ended March 31, 1999. Accordingly, all historical disclosures have been restated to comply with the current year presentation.

         One of the Company's foreign subsidiaries has a contributory defined benefit pension plan for certain salaried employees. The Company funds the plan in accordance with recommendations from independent actuaries. Pension benefits generally depend on length of service and job grade.

         The following table sets forth the change in benefit obligation, change in plan assets, funded status, Consolidated Balance Sheets presentation, net periodic pension benefit cost and the relevant assumptions for the Company's defined benefit pension plan at March 31:


                                                     1999        1998
                                                     ----        ----

Change in benefit obligation:
  Benefit obligation at beginning of year           $ 3,034    $ 2,302
    Service cost                                        274        269
    Interest cost                                       234        220
    Assumption change                                   308        209
    Plan participants contributions                      48         50
    Benefits paid                                       (45)       (53)
    Exchange rate effect                               (102)        37
                                                    -------    -------
  Benefit obligation at end of year                 $ 3,751    $ 3,034

Change in plan assets
  Fair value of plan assets at beginning of year    $ 2,504    $ 2,130
    Employer contributions                              168        171
    Plan participants contributions                      48         50
    Benefits paid                                       (45)       (53)
    Investment return                                   487        396
    Exchange rate effect                                (75)      (190)
                                                    -------    -------
  Fair value of plan assets at end of year          $ 3,087    $ 2,504

Funded status
  Funded status                                        (664)      (530)
  Unrecognized prior service cost                       193        173
                                                    -------    -------
  Accrued pension amount                               (471)      (357)

Amounts recognized in Consolidated Balance Sheets
  Accrued benefit liability                            (471)      (357)


                                                       1999       1998     1997
                                                       ----       ----     ----
Net periodic pension benefit cost
  Service cost                                        $ 274      $ 269     $ 235
  Interest cost                                         234        220       182
  Actual return on assets                              (218)      (176)     (141)
  Net amortization and deferral                          10        (16)      (33)
                                                      -----      -----     -----
Net periodic pension cost                             $ 300      $ 297     $ 243

Weighted-average assumptions as of March 31
  Discount rate                                         6.5%       6.5%      6.5%
  Long-term rate of return on plan assets               8.5%       8.5%      8.5%
  Rate of increase in compensation level                4.5%       4.5%      4.5%



         The Company also maintains the Corrpro Companies, Inc. Profit Sharing Plan and Trust for all eligible employees in the United States under Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make contributions to the plan. In addition, the Company matches a portion of employees' contributions. The matching contributions totaled $401, $327 and $83 in fiscal 1999, 1998 and 1997, respectively.

         The Company has entered into an employment agreement with one of its executives which provides, among other things, that such employee shall be eligible at 63 1/2 to receive retirement income, with a lifetime survivor benefit, in an amount equal to 50% of base salary. The Company is providing for this deferred compensation benefit over the term of the agreement.

8. SHAREHOLDERS' EQUITY:

     Stock Repurchase Program

         In November 1996, the Board of Directors authorized a program to repurchase up to 750 shares of the Company's outstanding common shares. During fiscal 1999, 1998 and 1997, respectively, the Company repurchased approximately 249, 332 and 109 shares, at a total cost of $2,833, $3,319 and $767 under this program. In April 1999, the Board of Directors authorized the repurchase of up to an additional 750 outstanding common shares.

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

         Stock option activity for the Company during fiscal 1999, 1998 and 1997 was as follows:


NUMBER OF SHARES                                              1999        1998       1997
----------------                                              ----        ----       ----

Options outstanding, beginning of year                       1,165         806         774
Granted                                                        116         401         204
Exercised                                                      (39)        (25)       (158)
Expired or canceled                                            (13)        (17)        (14)
                                                            ------      ------      ------
Outstanding, end of year                                     1,229       1,165         806
                                                            ------      ------      ------

Exercisable, end of year                                       870         789         491
Available for grant, end of year                               375         218         110

Price range of options:
   Granted                                                  $10.13 to   $ 7.50 to   $ 6.49 to
                                                            $12.80      $12.00      $ 8.97

   Exercised                                                $ 1.86 to   $ 7.70 to   $ 1.86 to
                                                            $ 6.93      $11.30      $ 5.50

Options outstanding, end of year                            $ 1.86 to   $ 1.86 to   $ 1.86 to
                                                            $17.33      $17.33      $17.33


         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and will continue to account for stock-based compensation using APB No. 25 "Accounting for Stock Issued to Employees." Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's income from continuing operations and income from continuing operations per share would have been reduced to the pro forma amounts indicated below:


                                                             1999        1998        1997
                                                             ----        ----        ----
Income from continuing operations:
     As reported                                           $ 8,495     $ 6,891     $ 4,807
     Pro forma                                               8,035       6,549       4,573

Income from continuing operations per share - Basic:
     As reported                                           $  1.08     $  0.85     $  0.58
     Pro forma                                                1.02        0.80        0.55

Income from continuing operations per share - Diluted:
     As reported                                           $  1.03     $  0.81     $  0.57
     Pro forma                                                0.98        0.77        0.54


         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The significant assumptions used were risk-free interest rates ranging from 5.6% to 5.7%, expected volatility of 27.2% for 1999, 37.9% for 1998, and 36.7% for 1997, an expected life of 8 years and no expected dividends.

         The pro forma effects on net income for 1999, 1998 and 1997 are not representative of the pro forma effects on net income in future years as the compensation cost for each year's grant is recognized over its vesting period and compensation costs for options granted prior to April 1, 1995 is not considered.

10.  BUSINESS SEGMENTS:

         In fiscal 1999, the Company adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way the Company reports information about its operating segments. The information for all prior periods has been restated to conform with SFAS 131. The Company's operating segments and a description of the products and services they provide are described below:

         Domestic Core Operations. The Domestic Core Operations consist of the U.S. offices offering services which include contract research in various areas of corrosion control, cathodic protection engineering services and general corrosion engineering services associated with failure analysis, metallurgical problems and material selection. The engineering services are provided to private sector customers in the aerospace, defense, marine, chemicals, petroleum and utilities industries and to governmental entities in connection with water treatment and delivery systems, marine vessels, transit systems, weapons and infrastructure assets. This sector also sells material and equipment in conjunction with its services, and often sells these products to other engineering and construction firms in connection with corrosion control projects. Products sold include various cathodic protection anodes, rectifier units and instrumentation, computer hardware and software for monitoring corrosion, and accessory products.

         Canadian Operations. This segment resulted from the combination of CSG and UCC during fiscal 1995. Corrpro's Canadian Operations offer a combination of expertise in engineering, construction and product supply in cathodic protection. In addition, this operating unit provides material and equipment to customers in the oil and gas industry with its primary focus on the needs of pipeline operators. The Canadian Operations also specialize in pipeline integrity issues, and designs internal inspection programs that are used to detect corrosion and pipe weld flaws, clean pipelines, and confirm pipeline orientation.

         European Operations. This segment provides corrosion engineering services and equipment supply primarily to the marine, offshore and industrial markets. In the marine market, this segment manufactures and supplies cathodic protection systems for hulls and ballast tanks on new ships and those which are in need of repair. In the offshore market, it provides cathodic protection equipment for new and existing subsea pipelines, offshore drilling rigs and production platforms. Having a manufacturing and distribution center in Europe enables it to serve many of Europe's major offshore oil production areas. In the industrial market, it offers corrosion engineering, cathodic protection equipment and installation services.

         Other Operations. This segment consists of all other businesses including those in the Middle East, Asia and Australia as well as the corrosion monitoring equipment business. The businesses in the Middle East, Asia and Australia provide corrosion engineering services and equipment supply to the marine, offshore and industrial markets. The corrosion monitoring equipment business provides corrosion engineering services and equipment supply for monitoring internal corrosion on gas and liquid pipelines, storage vessels, well casings and refining and process equipment.

       The Company's operations by segment are presented below:


                                                                 1999         1998         1997
                                                                 ----         ----         ----
Revenue:
  Domestic Core Operations                                    $ 108,082    $  85,814    $  61,933
  Canadian Operations                                            16,039       19,917       18,840
  European Operations                                            21,865       27,056       24,453
  Other Operations                                               42,704       39,866       34,378
                                                              ---------    ---------    ---------
                                                              $ 188,690    $ 172,653    $ 139,604
                                                              =========    =========    =========

Operating Profit:
  Domestic Core Operations                                    $  20,682    $  14,930    $  13,115
  Canadian Operations                                             3,442        3,674        2,687
  European Operations                                             1,692        2,776        1,110
  Other Operations                                                1,295        1,690        2,111
  Corporate Related Costs and Other                              (9,057)      (9,150)      (9,353)
                                                              ---------    ---------    ---------
                                                              $  18,054    $  13,920    $   9,670
                                                              =========    =========    =========

Total Assets:
  Domestic Core Operations                                    $  72,710    $  56,687    $  38,161
  Canadian Operations                                            15,098       16,461       15,732
  European Operations                                            19,939       21,491       20,281
  Other Operations                                               28,486       30,172       28,483
  Corporate Related Assets and Other                             11,362       11,464        4,261
                                                              ---------    ---------    ---------
                                                              $ 147,595    $ 136,275    $ 106,918
                                                              =========    =========    =========

Capital Expenditures:
  Domestic Core Operations                                    $   1,082    $   1,262    $     915
  Canadian Operations                                               963           91          180
  European Operations                                               123           33          353
  Other Operations                                                  693        1,404          263
  Corporate Related Capital Expenditures and Other                  558         (194)         176
                                                              ---------    ---------    ---------
                                                              $   3,419    $   2,596    $   1,887
                                                              =========    =========    =========

Depreciation and Amortization:
  Domestic Core Operations                                    $   1,254    $     926    $     574
  Canadian Operations                                               493          475          494
  European Operations                                               535          498          524
  Other Operations                                                1,239          886        1,086
  Corporate Related Depreciation and Amortization and Other       1,133          880          581
                                                              ---------    ---------    ---------
                                                              $   4,654    $   3,665    $   3,259
                                                              =========    =========    =========


11.  NET ASSETS HELD FOR SALE:

         During March 1997, the Company adopted a formal plan to put its Corrtherm operation up for sale and as such, reported it as a discontinued operation in the consolidated financial statements.

         As a result of the adoption of the divestiture plan, the Company recorded a $6,000 charge ($3,960 net of the related tax benefit) in March 1997. The charge included the estimated loss on disposal and provisions for other estimated costs to be incurred in connection with the disposal. During September 1998, the Company recorded an additional charge of $6,057 ($3,998 net of the related tax benefit), which represented an addition to the estimated loss on disposal. In March 1999, the Company completed the disposition of its Corrtherm operation for consideration approximately equal to its then current carrying value.

         Net assets held for sale relating to Corrtherm before adjustment for the estimated loss on disposal at March 31, 1998 consisted of working capital of $4,279, net property and equipment of $6,588, and other assets of $2,932. These amounts are offset by a reserve for the estimated loss on disposal and provisions for other estimated costs to be incurred in connection with the disposal.

         The Company allocated interest of $637, $638 and $638 for fiscal years 1999, 1998 and 1997 to Corrtherm based on the estimated proceeds to be realized from the divestiture.

         Revenues from Corrtherm, which are excluded from consolidated revenues, totaled $5,793, $11,083 and $13,237 in fiscal 1999, 1998 and 1997, respectively.
These revenues included intercompany sales of $2,446, $4,683 and $1,090 in fiscal 1999, 1998 and 1997, respectively. Loss from discontinued operations totaled $1,504, $1,174 and $1,037 in fiscal 1999, 1998 and 1997 and are net of income tax benefits of $1,007, $783 and $493, respectively.

12.  LEGAL MATTERS:

         Although in the Company's opinion the following claim is without merit and will have no material effect on the Company, disclosure is being made in order to comply with applicable requirements of the Securities and Exchange Commission. The Company is a defendant in a complaint filed on November 12, 1998, as subsequently amended, in United States District Court, Northern District of Ohio, Eastern Division. The lawsuit arises out of adoption by the Environmental Protection Agency ("EPA") and the American Society for Testing and Materials ("ASTM") of regulations permitting non-invasive methods for inspecting and testing underground storage tanks. Prior to adoption of such regulations, underground storage tanks were inspected by visual manned inspections. After convening a task force to study the issue, the EPA and ASTM recognized several other methods of tank assessment, including statistical and analytical methods used by the Company and other corrosion control service providers. The plaintiffs in the lawsuit, Armor Shield, Inc. and Doublewall Retrofit Systems, Inc., have claimed that the methods used by the Company are not as protective of human health and the environment as internal manned tank inspection, that ASTM procedures were manipulated and that EPA approval was obtained fraudulently. The plaintiffs, which provide internal manned inspection and lining services and equipment, have claimed violations of federal and state anti-trust laws, unreasonable restraint of trade, false advertising and unfair competition, which allegedly caused injury to their businesses and property in excess of $30 million. They are seeking damages and injunctive relief. The complaint also names, among others, an executive officer of the Company and a director of the Company. The Company believes that the claims are without merit and has filed a motion to dismiss the anti-trust claim for failure to state a claim and on the basis that there has been no injury to competition. The Company denies any allegations of wrongdoing and is preparing to vigorously defend the claims.

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

                       SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Results of Operations (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended March 31, 1999 and 1998.



Three Months Ended                            06/30/98   09/30/98    12/31/98    03/31/99     Total
---------------------------------------------------------------------------------------------------
(In Thousands, Except per Share Data)

Revenues                                      $ 44,728   $ 50,909    $ 51,757   $ 41,296   $188,690

Operating income                                 4,068      5,767       5,792      2,427     18,054

Income from continuing operations                1,914      2,885       2,833        863      8,495

Net income (loss)                                1,914     (1,113)      2,833        617      4,251

Earnings per share - Basic:
    Income from continuing operations         $   0.24   $   0.37    $   0.36   $   0.11   $   1.08
    Net income (loss)                             0.24      (0.14)       0.36       0.08       0.54

Weighted average number of shares - Basic        7,942      7,884       7,812      7,771      7,851

Earnings per share - Diluted:
    Income from continuing operations         $   0.23   $   0.35    $   0.35   $   0.11   $   1.03
    Net income (loss)                             0.23      (0.13)       0.35       0.08       0.52

Weighted average number of shares - Diluted      8,369      8,252       8,192      8,158      8,224


Three Months Ended                            06/30/97   09/30/97    12/31/97    03/31/98     Total
---------------------------------------------------------------------------------------------------
(In Thousands, Except per Share Data)

Revenues                                      $ 35,550   $ 48,666    $ 47,392   $ 41,045   $172,653

Operating income                                 2,900      4,629       4,147      2,244     13,920

Income from continuing operations                1,523      2,367       2,083        918      6,891

Net income                                       1,523      2,367       2,083        918      6,891

Earnings per share - Basic:
    Income from continuing operations         $   0.18   $   0.29    $   0.26   $   0.11   $   0.85
    Net income                                    0.18       0.29        0.26       0.11       0.85

Weighted average number of shares - Basic        8,247      8,175       8,135      8,061      8,155

Earnings per share - Diluted:
    Income from continuing operation          $   0.18   $   0.28    $   0.24   $   0.11   $   0.81
    Net income                                    0.18       0.28        0.24       0.11       0.81

Weighted average number of shares - Diluted      8,450      8,456       8,507      8,444      8,468


                                    PART III

         Part III, except for certain information relating to Executive Officers included in Part I, Item 4A, is omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended March 31, 1999 a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS ARE INCLUDED IN
         PART II, ITEM 8:

         Report of Independent Accountants

         Consolidated Balance Sheets at March 31, 1999 and 1998

         Consolidated Statements of Income for the years ended March 31, 1999, 1998 and 1997

         Consolidated Statements of Shareholders' Equity for the years ended March 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the years ended March 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

  (a)(2) FINANCIAL STATEMENT SCHEDULES:

         The financial statement schedules have been omitted as they are not required or not applicable, or as the information is furnished elsewhere in the consolidated financial statements or the notes thereto.

  (a)(3) INDEX TO EXHIBITS:

EXHIBIT

 NO.     EXHIBIT
-----    -------

3.1      Amended and Restated Articles of Incorporation of the Company.(1),(9)

3.2      Amended and Restated Code of Regulations of the Company.(2)

4.1      Specimen certificate for the Common Shares.(3)

4.2 Credit Agreement dated March 30, 1999 by and among the Company, the Foreign Subsidiary Borrowers, NBD Bank, as Agent and the Lenders Party Hereto.

4.3 Credit Agreement dated July 16, 1997 by and among the Company, the Guarantors Party Thereto, PNC Bank National Association, as Agent and the Bankers Party Thereto and Amendment No. 1 and 2 Thereto. Other long term debt agreements of the Company, except for Note Purchase Agreement, are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Company will furnish copies of any such agreements to the Securities and Exchange Commission upon its request. (4), (5),
         (6)

4.4 Note Purchase Agreement dated as of January 21, 1998 by and among the Company and the

         Purchaser herein.(6)

4.5 Third Amendment to Credit Agreement dated as of April 1, 1998 by and among the Company, the lenders Party Thereto and PNC Bank National Association, as Agent. (10)

4.6 Rights Agreement, dated as of July 23, 1997, between the Company and National City Bank. (7)

10.1 Form of Indemnification Agreement for Officers and Directors of the Company. (3)

10.2 Consulting Agreement dated April 1, 1997 by and between Commonwealth Seager Holdings Ltd. and Corrtech Consulting Group. (10)

10.3 Employment Agreement effective April 1, 1998 by and between the Company and Joseph W. Rog. (10)

10.4 Employment Agreement effective April 1, 1998 by and between the Company and Michael K. Baach. (10)

10.5 Employment Agreement effective April 1, 1998 by and between the Company and George A. Gehring, Jr. (10)

10.6 Employment Agreement effective April 1, 1998 by and between the Company and Neal R. Restivo. (10)

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

10.9 Stock Option Agreement dated as of November 15, 1992 by and between the Company and Michael K. Baach. (3)

10.10 Stock Option Agreement dated as of November 15, 1992 by and between the Company and George A. Gehring, Jr. (3)

10.11 Stock Option Agreement dated as of November 15, 1992 by and between the Company and David H. Kroon. (3)

10.12 Stock Option Agreement dated as of November 15, 1992 by and between the Company and Joseph W. Rog. (3)

10.13    Company Incentive Option Plan as amended. (3)

10.14    1997 Long-Term Incentive Plan of Corrpro Companies, Inc. (3)

10.15    1997 Non-Employee Directors' Stock Option Plan. (3)

10.16 Stock Purchase Agreement dated June 4, 1997, as amended, by the Company, Airlog International, Inc., Curran Holdings, Inc., and Offshore Logistics, Inc. (8)

21.1     Subsidiaries of the Company.

23.1     Consent of KPMG LLP.

27.1     Financial Data Schedule.

------------


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

(4) A copy of this exhibit filed as the Exhibit 4.1 to the Company's report on Form 10-Q for the quarterly period ended June 30, 1997.

(5) A copy of this exhibit filed as the Exhibit 10 to the Company's report on Form 10-Q for the quarterly period ended September 30, 1997.

(6) A copy of this exhibit filed as the Exhibits 4.1 and 4.2 to the Company's report on Form 10-Q for the quarterly period ended December 31, 1997.

(7) A copy of this exhibit filed as Exhibit 1.1 to the Company's Form 8-A filed August 7, 1997 is incorporated herein by reference.

(8) A copy of this exhibit filed as Exhibits 2.1 and 2.2 to the Company's Form 8-K filed July 31, 1997 is incorporated herein by reference.

(9) A copy of this exhibit filed as Exhibit 3.1 to the Company's Form 10-Q for the quarterly period ended December 31, 1998.

(10) A copy of this exhibit filed as the Exhibits 4.4, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7 and 10.8 to the Company's report on Form 10-K for the period ended March 31, 1998.

-----------

      (b)       REPORTS ON FORM 8-K:

                There were no reports on Form 8-K filed during the three months ended March 31, 1999.

      (c)       EXHIBITS

                See "Index to Exhibits" at Item 14(a) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities an Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CORRPRO COMPANIES, INC.

June 2, 1999                               /s/ Joseph W. Rog
                                           Joseph W. Rog
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 2, 1999                               /s/ Joseph W. Rog
                                           Joseph W. Rog
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

June 2, 1999                               /s/ Neal R. Restivo
                                           Neal R. Restivo
                                           Executive Vice President,
                                           Chief Financial Officer,
                                           Secretary and Treasurer

June 2, 1999                               /s/ David H. Kroon
                                           David H. Kroon, Director

June 2, 1999                               /s/ Barry W. Schadeck
                                           Barry W. Schadeck, Director

June 2, 1999                               /s/ Robert E. Hodge
                                           Robert E. Hodge, Director

June 2, 1999                               /s/ C. Richard Lynham
                                           C. Richard Lynham, Director

June 2, 1999                               /s/ Warren F. Rogers
                                           Warren F. Rogers, Director

June 2, 1999                               /s/ Walter W. Williams
                                           Walter W. Williams, Director