Form 10-Q
period 1999-06-30
CORRPRO COMPANIES INC /OH/
filed 1999-08-12
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                 ----------------------------------------------

                                    FORM 10-Q
       (Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

           YES   X                                             NO
              ------                                             ------

     As of August 2, 1999, 7,647,889 Common Shares, without par value, were outstanding.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                    ----------------------------------------


                                      INDEX
                                      -----


                                                                        Page
                                                                        ----

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.      Financial Statements

                Consolidated Balance Sheets                              3
                Consolidated Statements of Income                        4
                Consolidated Statements of Cash Flows                    5
                Consolidated Statements of Shareholders' Equity          6
                Notes to the Consolidated Financial Statements           7-10

ITEM 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      11-15

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.      Legal Proceedings                                           16

ITEM 6.      Exhibits and Reports on Form 8-K                            16

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-------

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                   June 30,     March 31,
                                                                                     1999         1999
                                                                                   ---------    ---------
ASSETS
Current Assets:
    Cash and cash equivalents                                                      $   5,363    $   3,957
    Accounts receivable, net                                                          45,530       47,232
    Inventories                                                                       28,267       27,518
    Prepaid expenses and other                                                         8,466        7,270
                                                                                   ---------    ---------
           Total current assets                                                       87,626       85,977
                                                                                   ---------    ---------

Property and Equipment, net                                                           15,816       14,421

Other Assets:
    Goodwill                                                                          42,203       37,423
    Other assets                                                                      10,200        9,774
                                                                                   ---------    ---------
            Total other assets                                                        52,403       47,197
                                                                                   ---------    ---------
                                                                                   $ 155,845    $ 147,595
                                                                                   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings and current portion of long-term debt                    $   2,478    $   2,235
    Accounts payable                                                                  15,028       13,951
    Accrued liabilities and other                                                      8,104       10,747
                                                                                   ---------    ---------
            Total current liabilities                                                 25,610       26,933
                                                                                   ---------    ---------


Long-Term Debt, net of current portion                                                40,428       30,864

Senior Notes                                                                          30,000       30,000

Deferred Income Taxes                                                                  1,523        1,545

Commitments and Contingencies                                                             --           --

Minority Interest                                                                        182          197

Shareholders' Equity:
    Serial preferred shares                                                               --           --
    Common shares                                                                      2,256        2,255
    Additional paid-in capital                                                        50,972       50,945
    Accumulated earnings                                                              14,324       12,915
                                                                                   ---------    ---------
                                                                                      67,552       66,115
    Accumulated other comprehensive income (loss)                                     (1,748)      (1,413)
    Common shares in treasury, at cost                                                (7,702)      (6,646)
                                                                                   ---------    ---------
            Total shareholders' equity                                                58,102       58,056
                                                                                   ---------    ---------
                                                                                   $ 155,845    $ 147,595
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

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                             For the Three Months Ended
                                                      June 30,
                                             --------------------------
                                               1999               1998
                                             -------            -------

Revenues                                     $43,151            $44,728

Cost of sales                                 29,129             31,007
                                             -------            -------

Gross profit                                  14,022             13,721

Selling, general & administrative expenses    10,373              9,653
                                             -------            -------

Operating income                               3,649              4,068

Interest expense                               1,300                880
                                             -------            -------

Income before income taxes                     2,349              3,188

Provision for income taxes                       940              1,274
                                             -------            -------

Net income                                   $ 1,409            $ 1,914
                                             =======            =======

Earnings per share -
     Basic                                   $  0.18            $  0.24
     Diluted                                 $  0.18            $  0.23

Weighted average shares -
     Basic                                     7,706              7,942
     Diluted                                   8,007              8,369



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     Three Months Ended
                                                                           June 30
                                                                    --------------------
                                                                      1999        1998
                                                                    --------    --------
Cash flows from operating activities:
    Net income                                                      $  1,409    $  1,914
    Adjustments to reconcile net income to net cash
     provided by (used for) continuing operations:
    Depreciation and amortization                                      1,405       1,032
    Deferred income taxes                                                (74)         13
    Gain (loss) on sale of assets                                        (33)          7
    Minority interest                                                    (11)         (3)
    Changes in assets and liabilities:
       Accounts receivable                                             2,927      (4,814)
       Inventories                                                      (640)       (992)
       Contracts in progress, net                                     (1,442)       (851)
       Prepaid expenses and other                                        138          92
       Other assets                                                     (462)     (1,590)
       Accounts payable and accrued expenses                          (3,181)     (3,189)
                                                                    --------    --------
            Total adjustments                                         (1,373)    (10,295)
                                                                    --------    --------
            Net cash provided by (used for) continuing operations         36      (8,381)
    Net cash provided by discontinued operations                          --         376
                                                                    --------    --------
             Net cash provided by (used for) operating activities         36      (8,005)
                                                                    --------    --------

Cash flows from investing activities:
    Additions to and disposals of property, plant and equipment         (716)       (799)
    Acquisition, net of cash acquired                                 (5,060)       (273)
                                                                    --------    --------
             Net cash used for investing activities                   (5,776)     (1,072)
                                                                    --------    --------

Cash flows from financing activities:
    Long-term debt, net                                                8,520       5,050
    Short-term borrowings, net                                           262        (196)
    Net proceeds from issuance of Common Shares                           17          15
    Repurchase of Common Shares                                       (1,056)       (272)
                                                                    --------    --------
             Net cash provided by financing activities                 7,743       4,597
                                                                    --------    --------

Effect of changes in foreign currency exchange rates                    (597)         21

Net increase (decrease) in cash                                        1,406      (4,459)
Cash and cash equivalents at beginning of period                       3,957       8,687
                                                                    --------    --------
Cash and cash equivalents at end of period                          $  5,363    $  4,228
                                                                    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Income taxes                                                    $    597    $    711
    Interest                                                        $  1,121    $    460



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    Accumulated
                                             Common                                     Other        Common
                                Serial       Shares      Additional                    Compre-       Shares
                               Preferred     ($0.26       Paid-In-     Accumulated     hensive         in
                                Shares    Stated Value)    Capital      Earnings    Income (Loss)   Treasury*     Total
                                ------    -------------    -------      --------    -------------   ---------     -----

March 31, 1999                 $    --     $  2,255       $ 50,945     $ 12,915      $ (1,413)      $ (6,646)   $ 58,056

Comprehensive Income (Loss):

   Net income                       --           --             --        1,409            --             --       1,409
   Cumulative translation
   adjustment                       --           --             --           --          (335)            --        (335)
Total Comprehensive Income                                                                                      --------
   (Loss)                           --           --             --           --            --             --       1,074
Exercise of 5 stock options         --            1             27           --            --             --          28

Repurchase of 105
   Common Shares                    --           --             --           --            --         (1,056)     (1,056)
                               -------     --------       --------     --------      --------       --------    --------

June 30, 1999                  $    --     $  2,256       $ 50,972     $ 14,324      $ (1,748)      $ (7,702)   $ 58,102
                               =======     ========       ========     ========      ========       ========    ========



* Shares held in treasury totaled 696 at March 31, 1999 and 801 at June 30,
1999.



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The accompanying interim consolidated financial statements include the accounts of Corrpro Companies, Inc. and subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain fiscal 1999 amounts have been reclassified to conform with the fiscal 2000 presentation.

         The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants, however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000 or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - ACQUISITIONS

Acquisition of CSI Coating Systems
----------------------------------

         Effective April 1, 1999, the Company acquired certain assets and assumed certain liabilities of CSI Coatings Systems ("CSI"). The purchase price was $5,060 in cash plus the assumption of $893 of long-term debt.

         CSI provides specialty coatings application services such as custom shop coating as well as field coating work on a variety of structures such as tanks, pipelines and vessels in Canada.

         The acquisition of CSI has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the net assets acquired based upon preliminary estimates of their fair market value at the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled $4,838 at June 30, 1999 and is being amortized over 40 years on a straight-line basis. The allocation was based on preliminary estimates and is subject to revision at a later date.


NOTE 3 - INVENTORY
                                                                 June 30,             March 31,
                                                                   1999                 1999
                                                                   ----                 ----
Inventories consist of the following:

         Component parts and raw material                         $11,283              $13,264
         Work in process                                            2,204                2,891
         Finished goods                                            14,780               11,363
                                                                  -------              -------
                                                                  $28,267              $27,518
                                                                  =======              =======


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT


                                                                 June 30,             March 31,
                                                                   1999                 1999
                                                                   ----                 ----
Property, plant and equipment consists of the following:

         Land                                                     $   591              $   539
         Buildings and improvements                                 6,956                5,792
         Equipment, furniture and fixtures                         19,994               18,147
                                                                  -------              -------
                                                                   27,541               24,478
         Less: Accumulated depreciation                           (11,725)             (10,057)
                                                                  -------              -------
                                                                  $15,816              $14,421
                                                                  =======              =======

NOTE 5 - EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed by dividing net income for the period by the weighted average number of shares of common shares outstanding for the period which was 7,706 and 7,942, for the three months ending June 30, 1999 and 1998, respectively. Diluted EPS for the period has been determined by dividing net income by the weighted average number of shares of common shares and potential common shares outstanding for the period which was 8,007 and 8,369, respectively, for the three months ending June 30, 1999 and 1998. Stock options are the only potential common shares included in the Company's diluted EPS calculations. Potential common shares are computed using the treasury stock method.

NOTE 6 - STOCK PLANS

         The Company granted options to purchase 10 Common Shares at an exercise price of $9.94 per share under the 1997 Long-Term Incentive Plan of Corrpro Companies, Inc. (the "1997 Option Plan") during the three months ended June 30, 1999. During such period, 2 previously granted options terminated in accordance with the provisions of its option plans. There were 5 options exercised at exercise prices ranging from $1.86 to $6.49 per share during the three-month period ended June 30, 1999.

NOTE 7 - SHAREHOLDERS' EQUITY

         In November 1996, the Board of Directors authorized a program to repurchase up to 750 shares of the Company's outstanding common shares. In April 1999, the Board of Directors authorized the repurchase of up to an additional 750 outstanding common shares. The Company repurchased approximately 105 and 22 shares, at a total cost of $1,056 and $272 during the three months ended June 30, 1999 and 1998, respectively.

         In June 1999, the Company adopted an Employee Stock Purchase Plan under which employees have a systematic long-term investment opportunity to own Company stock. Shareholder approval for such adoption was obtained on July 22, 1999 and the plan will become effective January 1, 2000. In total 375 Corrpro common shares are available for purchase under the plan.

NOTE 8 - COMPREHENSIVE INCOME

         Comprehensive income includes net income and other revenues, expenses, gains, and losses that are excluded from net income but included as a component of total shareholders' equity. Comprehensive income (loss) for the quarters ended June 30, 1999 and June 30, 1998 was ($335) and ($1,257), respectively, which is comprised of the effect of foreign currency translation adjustments in accordance with SFAS No. 52, "Foreign Currency Translation". The accumulated balance of foreign currency translation adjustments, excluded from net income, is presented in the Consolidated Balance Sheets and Statements of Shareholders' Equity as "Accumulated other comprehensive income (loss)".

NOTE 9 - BUSINESS SEGMENTS

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

         Canadian Operations. This segment resulted from the combination of previously acquired Commonwealth Seager Group ("CSG") and UCC Corporation ("UCC") during fiscal 1995. Corrpro's Canadian Operations offer a combination of expertise in engineering, construction and product supply in cathodic protection. In addition, this operating unit provides material and equipment to customers in the oil and gas industry with its primary focus on the needs of pipeline operators. The Canadian Operations also specialize in pipeline integrity issues, and designs internal inspection programs that are used to detect corrosion and pipe weld flaws, clean pipelines, and confirm pipeline orientation. The Canadian Operations also include the results of CSI, which was acquired effective April 1, 1999.

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

         The Company's operations by segment are presented below:

                                             For the Three Months Ended
                                                      June 30,
                                              1999                 1998
                                              ----                 ----
Revenue:
  Domestic Core Operations                    $24,761             $25,464
  Canadian Operations                           5,430               3,220
  European Operations                           3,950               6,188
  Other Operations                              9,010               9,856
                                              -------             -------
                                              $43,151             $44,728
                                              =======             =======

Operating Profit:
  Domestic Core Operations                    $ 4,532             $ 4,800
  Canadian Operations                             887                 698
  European Operations                             274                 473
  Other Operations                                173                  69
  Corporate Related Costs and Other            (2,217)             (1,972)
                                              -------             -------
                                              $ 3,649             $ 4,068
                                              =======             =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This document contains certain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors which might affect such forward-looking statements include the Company's mix of products and services, timing of jobs, the availability and value of larger jobs, the impact of weather on the Company's operations, the Company's ability to successfully integrate acquired businesses in a timely manner, the actual impact of the passing of the underground storage tank upgrade deadline on the Company's business, the impact of low energy prices on the Company's business and the impact of the Year 2000.

A. RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

REVENUES
--------

         Revenues for the fiscal 2000 first quarter totaled $43.2 million, a 3.5% decline from the $44.7 million recorded in the fiscal 1999 first quarter. The fiscal 2000 first quarter revenues include the results of the following acquisitions subsequent to the effective dates of the transactions: Corrpro Australia, effective July 1, 1998; Basco, effective August 1, 1998; D.C. Corrosion, effective March 1, 1999; CSI Coating Systems ("CSI"), effective April 1, 1999.

         The results of these acquisitions, in total, are no longer separable as they have been integrated into the Company's operations. However, management estimates that, excluding the impact of acquisitions, revenues were down approximately 15% between years.

         Fiscal 2000 first quarter revenues relating to the Domestic Core Operations totaled $24.8 million compared to $25.5 million in the fiscal 1999 first quarter, a decrease of $0.7 million or 2.8%. The Domestic Core Operations have been impacted by a slowdown in the underground storage tank ("UST") market. The fiscal 1999 first quarter results benefited from a December 1998 regulatory deadline relating to the UST market. During the fiscal 2000 first quarter, UST-related revenues totaled approximately $2.0 million compared to approximately $4.5 million in the prior-year period, a decrease of $2.5 million. Excluding the impact of the UST market, the Domestic Core Operations grew approximately 9% between years. This growth related to the Domestic Core Operations' general engineering business as well as growth in the target areas of above ground storage tanks, coatings engineering and electric power.

         Fiscal 2000 first quarter revenues relating to the Canadian Operations totaled $5.4 million compared to $3.2 million in the fiscal 1999 first quarter, an increase of 68.6%. Excluding the impact of the acquisitions of D.C. Corrosion and CSI, the Canadian Operation's revenues increased approximately 6% over the prior-year period.

         Fiscal 2000 first quarter revenues relating to the European Operations totaled $4.0 million compared to $6.2 million in the fiscal 1999 first quarter, a decrease of 36.2%. Since early in fiscal 1999, this segment's operations have been negatively impacted by fluctuating oil prices, which have significantly decreased demand for its lower margin products in the North Sea region. Although oil prices have increased in recent months, the demand for the segment's products has not yet recovered.

         Fiscal 2000 first quarter revenues relating to the Other Operations total $9.0 million compare to $9.9 million in the fiscal 1999 first quarter, a decrease of 8.6%. Current year results include Corrpro Australia, which was acquired effective July 1, 1998. Excluding the impact of this acquisition, the segment's revenues were down approximately 35% which relates to a decline in the market for corrosion monitoring equipment, which has been impacted by low energy prices, as well as weakness at the Company's Asian market.

         As previously disclosed, the Company plans to exit the low margin product business in both Europe and Asia. The Company is currently negotiating transactions which, if successfully completed, would allow this objective to be met.

GROSS PROFIT
------------

         Gross profit margins for the fiscal 2000 first quarter totaled 32.5% compared with 30.7% in the fiscal 1999 first quarter. Despite the 3.5% decrease in revenues, gross profit dollars increased 2.2% between years. The improvement in gross profit margins reflects the continued success of the Company's strategy to increase the percentage of revenues generated from the higher-margin engineering services side of the business. Service related revenues represented approximately 63% of total revenues during the fiscal 2000 first quarter compared to 56% in the prior-year period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

         Selling, general and administrative ("SG&A") expenses for the fiscal 2000 first quarter totaled $10.4 million compared to $9.7 million in the prior-year period, an increase of 7.5%. Excluding the impact of acquisitions, management estimates that SG&A decreased approximately 6% as a result of the Company's efforts to reduce overhead costs.

OPERATING INCOME
----------------

         Operating income for the fiscal 2000 first quarter totaled $3.6 million compared to $4.1 million for the fiscal 1999 first quarter, a decrease of 10.3%.

INTEREST EXPENSE
----------------

         Interest expense totaled $1.3 million for the fiscal 2000 first quarter compared to $0.9 million for the fiscal 1999 first quarter, an increase of $0.4 million or 47.7%. The increase relates primarily to the Company's use of debt to finance the acquisitions that were completed over the past year.

INCOME TAX PROVISION
--------------------

         The Company recorded a provision for income taxes of $0.9 million for the fiscal 2000 first quarter compared to a provision of $1.3 million for the fiscal 1999 first quarter. The effective tax rate was 40.0% for both the fiscal 2000 and fiscal 1999 first quarters.

NET INCOME
----------

         Net income for the fiscal 2000 first quarter totaled $1.4 million compared to $1.9 million in the prior-year period, a decrease of 26.4%. Earning per share on a diluted basis totaled $0.18 in the first quarter compared to $0.23 in the prior-year period, a decrease of 21.7%.

B. LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had working capital of $62.0 million compared to $59.0 million at March 31, 1999, an increase of $3.0 million or 5.0%. The increase is primarily the result of seasonally higher levels of business activity during the first quarter as compared to the prior fiscal year fourth quarter. Based on its historical seasonality trends, the Company expects working capital levels to continue to increase during the fiscal 2000 second quarter. During the first quarter of fiscal 2000, cash provided by operating activities was break-even compared to a use of cash of $8.0 million in the prior year first quarter.

         Cash used for investing activities totaled $5.8 million during fiscal 2000 which included $5.1 million related to the acquisition and $0.7 million for capital expenditures. Cash generated by financing activities totaled $7.7 million during fiscal 2000 which included net borrowings of $8.5 million as well as $1.1 million of cash used to repurchase common shares.

         On March 30, 1999, the Company entered into a new three-year, $80 million unsecured domestic revolving credit facility. The credit facility consists of an $80 million revolver which expires on April 30, 2002. Initial borrowings under the credit facility were used to repay existing domestic bank indebtedness of approximately $30.0 million.

         In addition to the domestic bank credit facility, the Company has various smaller lines of credit with foreign banks which totaled approximately $5.3 million. Total availability under the domestic and foreign credit facilities at June 30, 1999 was approximately $45.9 million. The Company used proceeds from its domestic and foreign credit facilities along with cash on hand to fund the fiscal 2000 acquisition. The Company was in compliance with all of its debt covenants at June 30, 1999.

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

D. YEAR 2000

         The Company has developed plans to address possible exposures related to the Year 2000 issue. The plans have included assessment of the effect of Year 2000 issues on the services and products the Company provides, the processing capabilities of the Company's computers and other internal information systems, non-informational systems which effect the Company's operational capabilities, and the key sources of supply of products and services to the Company. In addition, the Company is addressing the status of its significant customers' Year 2000 compliance.

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

         In January 1999, the Company completed the implementation of a new software upgrade which is utilized by the majority of its U.S. operations. In addition to addressing the Year 2000 issue, the new software provides additional capabilities and functionality. Assessments of the Year 2000 compliance of software utilized by the Company's other operations has been substantially completed and upgrades are being implemented, as required.

         The Company has substantially completed the assessment of its non-informational systems for Year 2000 compliance and is in the process of determining the extent and scope of any remedial actions and impact on its contingency plans. In addition, the Company has communicated with its key suppliers, vendors and significant customers and requested information regarding the status of their own Year 2000 compliance. Based on responses to date, the Company has not been notified of any circumstances of its suppliers, vendors and significant customers reasonably likely to have a material adverse impact on the Company's operations.

COSTS
-----

         The cost of implementing the new software upgrade for the Company's U.S. operations, including the cost of Year 2000 compliance which is not separately determinable, totaled approximately $1.5 million which was incurred in fiscal 1999. Such costs have not had a material adverse impact on the Company's financial position, results of operations or cash flows. The majority of these costs were incurred under capital projects that will result in additional capabilities and functionality while also addressing the Year 2000 issues. The Company may incur other future Year 2000 costs which are not expected to be material.

RISKS
-----

         If needed modifications or conversion of information and non-information systems are not made on a timely basis, including third party systems, or contingency plans not successfully implemented, the Company could experience loss of revenue from customers whose operations are disrupted, unavailability of materials, supplies, and services from its vendors whose operations are disrupted, and difficulty in supplying its own products and services on a timely basis. On a consolidated basis, no one customer accounts for greater than 10% of the Company's revenue, and no one vendor supplies more than 10% of the Company's purchases. On a regional or local basis, however, the disruption of customer and vendor operations could more significantly adversely affect such regional or local operations. In addition, if multiple customers or vendors experienced disruption in their operations, the effect on the Company's consolidated results could be materially impacted. The Company cannot quantify how significant the impact of such disruption could be.

CONTINGENCY PLANS
-----------------

         To mitigate the impact of potential Year 2000 issues, the Company is in the process of enhancing its disaster recovery plans and developing contingency plans to address key business functions, including relations with third parties. The Company expects to address possible unremediated internal Year 2000 issues and further develop its contingency plans in the event of disruption of its supplier or customer relations. These plans are expected to include identifying alternate suppliers and vendors, developing alternative communication plans and using manual back-up.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Although in the Company's opinion the following claim is without merit and will have no material effect on the Company, disclosure is being made in order to comply with applicable requirements of the Securities and Exchange Commission. The Company is a defendant in a complaint filed on November 12, 1998, as subsequently amended, in United States District Court, Northern District of Ohio, Eastern Division. The lawsuit arises out of the adoption by the Environmental Protection Agency ("EPA") and the American Society for Testing and Materials ("ASTM") of regulations permitting non-invasive methods for inspecting and testing underground storage tanks. Prior to the adoption of such regulations, underground storage tanks were inspected by visual manned inspections. After convening a task force to study the issue, the EPA and ASTM recognized several other methods of tank assessment, including statistical and analytical methods used by the Company and other corrosion control service providers. The plaintiffs in the lawsuit, Armor Shield, Inc. and Doublewall Retrofit Systems, Inc., have claimed that the methods used by the Company are not as protective of human health and the environment as internal manned tank inspection, that ASTM procedures were manipulated and that EPA approval was obtained fraudulently. The plaintiffs, which provide internal manned inspection and lining services and equipment, have claimed violations of federal and state anti-trust laws, unreasonable restraint of trade, false advertising and unfair competition, which allegedly caused injury to their businesses and property in excess of $30 million. They are seeking damages and injunctive relief. The complaint also names, among others, an executive officer of the Company and a director of the Company. The Company believes that the claims are without merit and has filed a motion to dismiss the anti-trust claims for failure to state a claim and on the basis that there has been no injury to competition. The Company denies any allegations of wrongdoing and is preparing to vigorously defend the claims.

         The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to any such matters will not materially affect future operations, the financial position or cash flows of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. No exhibits required

B. There were no reports on Form 8-K filed during the quarter

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CORRPRO COMPANIES, INC.
                                                      (Registrant)



Date:  August 12, 1999                              /s/  Joseph W. Rog
                                            --------------------------------
                                                      Joseph W. Rog
                                            Chairman of the Board, President
                                               and Chief Executive Officer



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