Form 10-Q
period 1999-09-30
CORRPRO COMPANIES INC /OH/
filed 1999-11-15
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      -------------------------------------

                                    FORM 10-Q

(Mark One)

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     As of November 10, 1999, 7,609,713 Common Shares, without par value, were outstanding.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                                      INDEX
                                      -----

                                                                          Page
                                                                          ----

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.   Financial Statements

          Consolidated Balance Sheets                                      3
          Consolidated Statements of Income                                4
          Consolidated Statements of Cash Flows                            5
          Consolidated Statements of Shareholders' Equity                  6
          Notes to the Consolidated Financial Statements                   7-11

ITEM 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             12-19

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.   Legal Proceedings                                                20

ITEM 4.   Submission of Matters to a Vote of Security Holders              20

ITEM 6.   Exhibits and Reports on Form 8-K                                 21

PART I.   FINANCIAL INFORMATION
------------------------------
ITEM 1.   FINANCIAL STATEMENTS
------

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          September 30,        March 31,
                                                                              1999                1999
                                                                         --------------       -----------
ASSETS
Current Assets:
    Cash and cash equivalents                                              $   4,783        $   3,957
    Accounts receivable, net                                                  48,600           47,232
    Inventories                                                               25,721           26,182
    Other current assets                                                       9,771            7,270
    Net assets held for sale                                                      --            5,110
                                                                           ---------        ---------
           Total current assets                                               88,875           89,751
                                                                           ---------        ---------

Property, plant and equipment, net                                            15,602           13,647

Other Assets:
    Goodwill                                                                  40,322           34,423
    Other assets                                                               9,431            9,774
                                                                           ---------        ---------
            Total other assets                                                49,753           44,197
                                                                           ---------        ---------
                                                                            $154,230         $147,595
                                                                           =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings and current portion of long-term debt            $   1,256        $   2,235
    Accounts payable                                                          17,137           13,951
    Accrued liabilities and other                                             10,568           10,747
                                                                           ---------        ---------
            Total current liabilities                                         28,961           26,933
                                                                           ---------        ---------

Long-term debt, net of current portion                                        37,660           30,864

Senior notes                                                                  30,000           30,000

Deferred income taxes                                                          1,520            1,545

Commitments and contingencies                                                     --               --

Minority interest                                                                155              197

Shareholders' Equity:
    Serial preferred shares                                                       --               --
    Common shares                                                              2,256            2,255
    Additional paid-in capital                                                50,973           50,945
    Accumulated earnings                                                      12,128           12,915
                                                                           ---------        ---------
                                                                              65,357           66,115
    Accumulated other comprehensive loss                                      (1,348)          (1,413)
    Common shares in treasury, at cost                                        (8,075)          (6,646)
                                                                           ---------        ---------
            Total shareholders' equity                                        55,934           58,056
                                                                           ---------        ---------
                                                                           $ 154,230        $ 147,595
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

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             For the Three                   For the Six
                                                             Months Ended                    Months Ended
                                                             September 30,                   September 30,
                                                             -------------                   -------------
                                                        1999             1998              1999          1998
                                                        ----             ----              ----          ----
Revenues                                              $44,623         $46,014           $85,547       $86,294
Cost of sales                                          29,976          30,670            57,248        57,850
                                                       -------         -------           -------       -------
Gross profit                                           14,647          15,344            28,299        28,444
Selling, general & administrative expenses              9,734           9,918            19,685        19,089
                                                       -------         -------           -------       -------
Operating income                                        4,913           5,426             8,614         9,355
Interest expense                                        1,365             889             2,631         1,749
                                                       -------         -------           -------       -------
Income from continuing operations
  before income taxes                                   3,548           4,537             5,983         7,606
Provision for income taxes                              1,419           1,815             2,393         3,042
                                                       -------         -------           -------       -------
Income from continuing operations                       2,129           2,722             3,590         4,564

Discontinued operations:
  Income (loss) from operations, net                     (301)            163              (353)          235
  Loss on disposal, net                                (4,024)         (3,998)           (4,024)       (3,998)
                                                       -------         -------           -------       -------
Net income (loss)                                     $(2,196)        $(1,113)          $  (787)      $   801
                                                       =======         =======           =======       =======
Earnings per share - Basic:
  Income from continuing operations                   $  0.28         $  0.35           $  0.47       $  0.58
  Discontinued operations:
    Income (loss) from operations, net                  (0.04)           0.02             (0.05)         0.03
    Loss on disposal, net                               (0.53)          (0.51)            (0.53)        (0.51)
                                                       -------         -------           -------       -------
    Net income (loss)                                 $ (0.29)        $ (0.14)          $ (0.10)      $  0.10
                                                       =======         =======           =======       =======
Earnings per share - Diluted:
  Income from continuing operations                   $  0.27         $  0.33           $  0.45      $   0.55
  Discontinued operations:
    Income (loss) from operations, net                  (0.04)           0.02             (0.04)         0.03
    Loss on disposal, net                               (0.52)          (0.48)            (0.51)        (0.48)
                                                       -------         -------           -------       -------
    Net income (loss)                                 $ (0.28)        $ (0.13)          $ (0.10)     $   0.10
                                                       =======         =======           =======       =======
Weighted average shares -
    Basic                                               7,618           7,884             7,661         7,913
    Diluted                                             7,787           8,252             7,902         8,309




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   Six Months Ended
                                                                                     September 30,
                                                                              ----------------------------
                                                                               1999                1998
                                                                              --------            --------
Cash flows from operating activities:
    Net income (loss)                                                         $    (787)         $    801
    Adjustments to reconcile net income to net cash
        provided by (used for) continuing operations:
    Depreciation and amortization                                                 2,558             2,098
    Deferred income taxes                                                           (72)               21
    Loss on sale of assets                                                          (56)              (38)
    Loss on disposal of discontinued operations                                   4,024             3,998
    Minority interest                                                               (42)               22
    Changes in assets and liabilities:
        Accounts receivable                                                         149            (6,796)
        Inventories                                                                 719            (1,150)
        Contracts in progress, net                                               (2,509)             (463)
        Prepaid expenses and other                                                 (735)             (900)
        Other assets                                                               (127)            1,016
        Accounts payable and accrued expenses                                       810            (3,820)
                                                                              ----------          --------
            Total adjustments                                                     4,719            (6,012)
                                                                              ----------          --------
            Net cash provided by (used for) continuing operations                 3,932            (5,211)
    Net cash provided by discontinued operations                                    900               383
                                                                              ----------          --------
             Net cash provided by (used for) operating activities                 4,832            (4,828)
                                                                              ----------          --------
Cash flows from investing activities:
    Additions to and disposals of property, plant and equipment                  (1,419)           (1,540)
    Acquisition, net of cash acquired                                            (5,155)           (7,452)
                                                                              ----------          --------
             Net cash used for investing activities                              (6,574)           (8,992)
                                                                              ----------          --------

Cash flows from financing activities:
    Long-term debt, net                                                           5,647            11,033
    Short-term borrowings, net                                                   (1,295)              201
    Net proceeds from issuance of Common Shares                                      17                50
    Repurchase of Common Shares                                                  (1,429)           (1,240)
                                                                              ----------          --------
             Net cash provided by financing activities                            2,940            10,044
                                                                              ----------          --------

Effect of changes in foreign currency exchange rates                               (372)              (42)

Net increase (decrease) in cash                                                     826            (3,818)
Cash and cash equivalents at beginning of period                                  3,957             8,687
                                                                              ----------          --------
Cash and cash equivalents at end of period                                   $    4,783          $  4,869
                                                                              ==========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Income taxes                                                             $      881          $  1,053
    Interest                                                                 $    2,575          $  1,496

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    Accumulated
                                            Common                                     Other        Common
                               Serial       Shares      Additional                    Compre-       Shares
                              Preferred     ($0.26       Paid-In-     Accumulated     hensive         in
                               Shares    Stated Value)    Capital      Earnings    Income (Loss)   Treasury*     Total
                              ---------  -------------  ----------    -----------  -------------   ---------     -----
March 31, 1999                $ -----     $   2,255    $  50,945     $  12,915     $   (1,413)  $   (6,646)    $  58,056

Comprehensive income (loss):

   Net loss                     -----         -----        -----          (787)         -----        -----          (787)
   Cumulative translation
   adjustment                   -----         -----        -----         -----             65        -----            65
                                                                                                                 -------
Total comprehensive loss        -----         -----        -----         -----          -----        -----          (722)
Exercise of 5 stock options     -----             1           28         -----          -----        -----            29

Repurchase of 153
   Common Shares                -----         -----        -----         -----          -----       (1,429)       (1,429)
                               ------      --------     --------      --------      ----------   ----------     ---------

September 30, 1999           $  -----     $   2,256    $  50,973     $  12,128     $   (1,348)  $   (8,075)    $  55,934
                              =======      ========     ========      ========      ==========   ==========     ========


* Shares held in treasury totaled 696 at March 31, 1999 and 849 at September 30, 1999.

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

         The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants, however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000 or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

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

         The acquisition of CSI has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the net assets acquired based upon preliminary estimates of their fair market value at the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled $4,838 at September 30, 1999 and is being amortized over 40 years on a straight-line basis. The allocation was based on preliminary estimates and is subject to revision at a later date.

NOTE 3 - INVENTORY

                                                                       September 30,             March 31,
                                                                           1999                    1999
                                                                           ----                    ----
Inventories consist of the following:

         Component parts and raw material                                 $10,770                 $12,892
         Work in process                                                    2,620                  2,891
         Finished goods                                                    12,331                  10,399
                                                                           ------                  ------
                                                                          $25,721                 $26,182
                                                                           ======                  ======


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                                                                       September 30,             March 31,
                                                                           1999                    1999
                                                                           ----                    ----
Property, plant and equipment consists of the following:

         Land                                                             $   595                 $   539
         Buildings and improvements                                         7,016                   5,792
         Equipment, furniture and fixtures                                 19,493                  16,861
                                                                           ------                  ------
                                                                           27,104                  23,192
         Less:  Accumulated depreciation                                  (11,502)                 (9,545)
                                                                          -------                  ------
                                                                          $15,602                 $13,647
                                                                           ======                  ======


NOTE 5 - EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period which was 7,618 and 7,884, for the three months ending September 30, 1999 and 1998, respectively and 7,661 and 7,913, for the six months ending September 30, 1999 and 1998, respectively. Diluted EPS for the period has been determined by dividing net income by the weighted average number of shares of common shares and potential common shares outstanding for the period which was 7,787 and 8,252, for the three months ending September 30, 1999 and 1998, respectively and 7,902 and 8,309, for the six months ending September 30, 1999 and 1998, respectively. Stock options are the only potential common shares included in the Company's diluted EPS calculations. Potential common shares are computed using the treasury stock method.

NOTE 6 - STOCK PLANS

         The Company granted options to purchase 21 Common Shares at an exercise price ranging from $6.00 to $9.94 per share under the 1997 Long-Term Incentive Plan of Corrpro Companies, Inc. (the "1997 Option Plan") during the six months ended September 30, 1999. During such period, 9 previously granted options terminated in accordance with the provisions of its option plans. There were 5 options exercised at exercise prices ranging from $1.86 to $6.49 per share during the six-month period ended September 30, 1999.

NOTE 7 - SHAREHOLDERS' EQUITY

         In November 1996, the Board of Directors authorized a program to repurchase up to 750 shares of the Company's outstanding common shares. In April 1999, the Board of Directors authorized the repurchase of up to an additional 750 outstanding common shares. The Company repurchased 47 and 99 shares, at a total cost of $373 and $1,095 during the three months ended September 30, 1999 and 1998, respectively, and 153 and 121 shares, at a total cost of $1,429 and $1,367 during the six months ended September 30, 1999 and 1998, respectively.

         In June 1999, the Company adopted an Employee Stock Purchase Plan under which employees have a systematic long-term investment opportunity to own Company shares. Shareholder approval for such adoption was obtained on July 22, 1999 and the plan will become effective January 1, 2000. In total 375 Corrpro common shares are available for purchase under the plan.

NOTE 8 - COMPREHENSIVE INCOME

         Comprehensive income includes net income and other comprehensive income. Other comprehensive income is comprised of other revenues, expenses, gains, and losses that are excluded from net income but included as a component of total shareholders' equity. Other comprehensive income (loss) for the quarters ended September 30, 1999 and September 30, 1998 was $400 and ($1,089), respectively, and for the six months ended September 30, 1999 and September 30, 1998, $65 and ($2,345), respectively, which is comprised of the effects of foreign currency translation adjustments in accordance with SFAS No. 52, "Foreign Currency Translation". The accumulated balance of foreign currency translation adjustments, excluded from net income, is presented in the Consolidated Balance Sheets and Statements of Shareholders' Equity as "Accumulated other comprehensive income (loss)".

NOTE 9 - BUSINESS SEGMENTS

         As a result of the disposition of its foundry operations in the UK and Asia (see Note 10 - Net Assets Held For Sale), the Company has reconfigured its operating segments. The Company will now be reporting the following operating segments: Domestic Core Operations, Canadian Operations, Middle East Operations and Other Operations. Prior period operating segment information has been reconfigured to conform with the current period presentation.

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

         Middle East Operations. This segment provides corrosion control services to industrial markets in the Middle East. Corrosion engineering services are provided to private and public sector customers in the petroleum and utilities industries and to governmental entities in connection with infrastructure assets. This segment also sells material and equipment in conjunction with its services, and often sells these products to other engineering, procurement and construction firms in connection with corrosion control projects. Products sold include various cathodic protection anodes, rectifier units and instrumentation, computer hardware and software for remote monitoring, and accessory products.

         Other Operations. This segment consists of all other businesses including those in the Europe, Asia and Australia as well as the corrosion monitoring equipment business. The businesses in Europe, Asia and Australia provide corrosion engineering services and equipment supply to the industrial and marine markets. The corrosion monitoring equipment business provides corrosion engineering services and equipment supply for monitoring internal corrosion on gas and liquid pipelines, storage vessels, well casings and refining and process equipment.

         The Company's operations by segment are presented below:

                                               For the Three Months Ended             For the Six Months Ended
                                                      September 30,                          September 30,
                                                 1999              1998                1999               1998
                                                 ----              ----                ----               ----
Revenue:
  Domestic Core Operations                      $25,522          $27,864               $50,283            $53,328
  Canadian Operations                             7,118            4,819                12,548              8,039
  Middle East Operations                          4,875            3,775                 8,762              6,964
  Other Operations                                9,532            9,556                18,242             17,963
  Eliminations                                   (2,424)              --                (4,288)                --
                                                 ------           ------                ------             ------
                                                $44,623          $46,014               $85,547            $86,294
                                                 ======           ======                ======             ======

Operating Profit:

  Domestic Core Operations                      $ 4,341           $5,333               $ 8,873            $10,133
  Canadian Operations                             1,821            1,291                 2,708              1,990
  Middle East Operations                          1,004              713                 1,546              1,111
  Other Operations                                  823              905                 1,571              1,077
  Corporate Related Costs and Other              (3,076)          (2,816)               (6,084)            (4,956)
                                                 ------           ------                ------             ------
                                                $ 4,913           $5,426               $ 8,614            $ 9,355
                                                 ======            =====                ======             ======

NOTE 10 - NET ASSETS HELD FOR SALE

The Company completed the disposition of its UK and Asia foundry operations during September 1999. The divested UK and Asia foundry operations are reported as discontinued operations and the consolidated financial statements have been reclassified to report separately the net assets and results of operations of the divested foundries. Prior period consolidated financial statements have been reclassified to conform with the current period presentation.

As a result of these divestitures, the Company recorded a loss on disposal of $4,210 ($4,024 net of related tax benefit). The loss included $3,000 related to the write-off of goodwill, and $1,210 of other costs including severance payments and transaction related expenses. Approximately $577 of such other costs are included as accruals in the September 30, 1999 balance sheet.

Net assets held for sale relating to the UK and Asia foundry operations at March 31, 1999, before adjustment for the loss on disposal, consisted of inventory of $1,336, net property and equipment of $774 and $3,000 of goodwill.

The Company allocated interest of $23 to the UK and Asia foundry operations for both the three months ended September 30, 1999 and 1998, and $45 for both the six months ended September 30, 1999 and 1998, based on the proceeds realized from the divestiture.

Revenues from the UK and Asia foundry operations, which are excluded from consolidated revenues, totaled $3,027 and $6,318 for the three months ended September 30, 1999 and 1998, respectively, and $6,416 and $12,101 for the six months ended September 30, 1999 and 1998, respectively. The revenues included intercompany sales of $960 and $1,423 for the three months ended September 30, 1999 and 1998, respectively, and $2,122 and $2,758 for the six months ended September 30, 1999 and 1998, respectively. Income (loss) from discontinued operations totaled ($301) and $163 for the three months ended September 30, 1999 and 1998, respectively, and ($353) and $235 for the six months ended September 30, 1999 and 1998, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   OF OPERATIONS

         This document contains certain statements, including those relating to expectations regarding its earnings and growth plans that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors which might affect such forward-looking statements include the Company's mix of products and services, timing of jobs, the availability and value of larger jobs, the impact of weather on the Company's operations, the Company's ability to successfully integrate acquired businesses in a timely manner, the Company's ability to successfully execute its sales and marketing initiatives, the actual impact of the passing of the underground storage tank upgrade deadline on the Company's business, the impact of energy prices on the Company's business and the impact of Year 2000. Additional factors that may affect the Company's business and performance are set forth in the Company's filings with the Securities and Exchange Commission.

         The sale of the Company's UK and Asia foundry operations was completed in September 1999. The decision to divest these operations was consistent with the Company's strategy of focusing on the higher margin service side of the business. For financial reporting purposes, the UK and Asia foundry operations are now reported as discontinued operations and the consolidated financial statements have been reclassified to report separately the UK and Asia foundry operations' net assets and results of operations.

A. RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES
--------

      Revenues for the fiscal 2000 second quarter totaled $44.6 million, a 3.0% decline from the $46.0 million recorded in the fiscal 1999 second quarter. The fiscal 2000 second quarter revenues include the results of the following acquisitions subsequent to the effective dates of the transactions: Basco, effective August 1, 1998; D.C. Corrosion, effective March 1, 1999; and CSI Coating Systems ("CSI"), effective April 1, 1999. The results of these acquisitions, in total, are no longer separable as they have been integrated into the Company's operations.

      Fiscal 2000 second quarter revenues relating to the Domestic Core Operations totaled $25.5 million compared to $27.9 million in the fiscal 1999 second quarter, a decrease of $2.3 million or 8.4%. The Domestic Core Operations have been impacted by a slowdown in the underground storage tank ("UST") market. The fiscal 1999 second quarter results benefited from a December 1998 regulatory deadline relating to the UST market. During the fiscal 2000 second quarter, UST-related revenues totaled approximately $1.0 million compared to approximately $6.0 million in the prior-year period. Excluding the impact of the UST market, the Domestic Core Operations grew approximately 9.1% between years. This growth related to the Domestic Core Operations' general engineering business as well as growth in target areas, such as above ground storage tanks and electric power.

      Fiscal 2000 second quarter revenues relating to the Canadian Operations totaled $7.1 million compared to $4.8 million in the fiscal 1999 second quarter, an increase of 47.7%. A large portion of the increase relates to the acquisition of D.C. Corrosion and CSI. In addition, the Canadian Operations have started to benefit from higher energy prices. In the prior-year period, the Canadian Operations' were impacted by low energy prices which caused certain capital projects to be put on hold.

      Fiscal 2000 second quarter revenues relating to the Middle East
Operations totaled $4.9 million compared to $3.8 million in the fiscal 1999 second quarter, an increase of 29.1%. The Middle East has benefited from several capital projects, including work being done on a power plant currently being built in Saudi Arabia.

      Fiscal 2000 second quarter revenues relating to the Other Operations total $9.5 million compared to $9.6 million in the fiscal 1999 second quarter, a decrease of less than 1%. Increases related to the Company's operations in Australia have been offset by a decline in the market for corrosion monitoring equipment which has not yet benefited from the recent higher energy prices.

GROSS PROFIT
------------

      Gross profit margins for the fiscal 2000 second quarter totaled 32.8% compared with 33.3% in the fiscal 1999 second quarter. The decrease relates primarily to a change in service mix at the Middle East Operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

      Selling, general and administrative ("SG&A") expenses for the fiscal 2000 second quarter totaled $9.7 million compared to $9.9 million in the prior-year period, a decrease of 1.9%. The decrease reflects the Company's efforts to reduce overhead costs.

OPERATING INCOME
----------------

      Operating income for the fiscal 2000 second quarter totaled $4.9 million compared to $5.4 million for the fiscal 1999 second quarter, a decrease of 9.5%.

INTEREST EXPENSE
----------------

      Interest expense totaled $1.4 million for the fiscal 2000 second quarter compared to $0.9 million for the fiscal 1999 second quarter, an increase of $0.5 million or 53.5%. The increase relates primarily to the Company's use of debt to finance the acquisitions that were completed over the past year.

INCOME TAX PROVISION
--------------------

      The Company recorded a provision for income taxes of $1.4 million for the fiscal 2000 second quarter compared to a provision of $1.8 million for the fiscal 1999 second quarter. The effective tax rate was 40.0% for both the fiscal 2000 and fiscal 1999 second quarters.

INCOME FROM CONTINUING OPERATIONS
---------------------------------

      Income from continuing operations for the fiscal 2000 second quarter totaled $2.1 million compared to $2.7 million in the prior-year period, a decrease of 21.8%.

DISCONTINUED OPERATIONS
-----------------------

      In the fiscal 2000 second quarter the Company completed the disposition of its low-margin foundry operations in the UK and Asia. As a result of these divestitures, the Company recorded a $4.2 million charge ($4.0 net of tax benefit), which included $3.0 million related to the write-off of goodwill, and $1.2 million of other costs including severance payments and transaction related expenses. Approximately $0.6 million of such other costs are included as accruals in the September 30, 1999 balance sheet.

      For the fiscal 2000 second quarter, the divested foundry operations had an operating loss of $0.3 million compared to operating income of $0.2 million in the prior-year period.

      During the fiscal 1999 second quarter, the Company recorded a $4.0 million charge, net of tax benefit, which represented an addition to the estimated loss on disposal of the Company's foundry operation in Louisiana. The disposition of the Company's foundry operation in Louisiana was completed in March 1999.

NET INCOME
----------

      The Company had a net loss of $2.2 million for the fiscal 2000 second quarter compared to a net loss of $1.1 million in the prior-year period.


B. RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1998

REVENUES
--------

      Revenues for the fiscal 2000 six month period totaled $85.5 million, a less than 1.0% decline compared to $86.3 million recorded in the fiscal 1999 six month period. The fiscal 2000 six month period revenues include the results of the following acquisitions subsequent to the effective dates of the transactions: Corrpro Australia, effective July 1, 1998; Basco, effective August 1, 1998; D.C. Corrosion, effective March 1, 1999; and CSI Coating Systems ("CSI"), effective April 1, 1999. The results of these acquisitions, in total, are no longer separable as they have been integrated into the Company's operations.

      Fiscal 2000 six month period revenues relating to the Domestic Core Operations totaled $50.3 million compared to $53.3 million in the fiscal 1999 six month period, a decrease of $3.0 million or 5.7%. The Domestic Core Operations have been impacted by a slowdown in the UST market. The fiscal 1999 six month period results benefited from a December 1998 regulatory deadline relating to the UST market. During the fiscal 2000 six month period, UST-related revenues totaled approximately $3.5 million compared to approximately $10.8 million in the prior-year period. Excluding the impact of the UST market, the Domestic Core Operations grew approximately 9.9% between years. This growth related to the Domestic Core Operations' general engineering business as well as growth in target areas, such as above ground storage tanks, coatings engineering and electric power.

      Fiscal 2000 six month period revenues relating to the Canadian Operations totaled $12.5 million compared to $8.0 million in the fiscal 1999 six month period, an increase of 56.1%. A large portion of the increase relates to the acquisition of D.C. Corrosion and CSI. In addition, the Canadian Operations have started to benefit from higher energy prices. In the prior-year period, the Canadian Operations' were impacted by low energy prices which caused certain capital projects to be put on hold.

      Fiscal 2000 six month period revenues relating to the Middle East Operations totaled $8.8 million compared to $7.0 million in the fiscal 1999 six month period, a increase of 25.8%. The Middle East has benefited from several capital projects, including work being done on a power plant currently being built in Saudi Arabia.

      Fiscal 2000 six month period revenues relating to the Other Operations total $18.2 million compared to $18.0 million in the fiscal 1999 six month period, an increase of 1.6%. Increases related to the Company's operations in Australia have been offset by a decline in the market for corrosion monitoring equipment which has not yet benefited from the recent higher energy prices.

GROSS PROFIT
------------

      Gross profit margins for the fiscal 2000 six month period totaled 33.1% compared with 33.0% in the fiscal 1999 six month period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

      Selling, general and administrative ("SG&A") expenses for the fiscal 2000 six month period totaled $19.7 million compared to $19.1 million in the prior-year period, an increase of 3.1%.

OPERATING INCOME
----------------

      Operating income for the fiscal 2000 six month period totaled $8.6 million compared to $9.4 million for the fiscal 1999 six month period, a decrease of 7.9%.

INTEREST EXPENSE
----------------

      Interest expense totaled $2.6 million for the fiscal 2000 six month period compared to $1.7 million for the fiscal 1999 six month period, an increase of $0.9 million or 50.4%. The increase relates primarily to the Company's use of debt to finance the acquisitions that were completed over the past year.

INCOME TAX PROVISION
--------------------

      The Company recorded a provision for income taxes of $2.4 million for the fiscal 2000 six month period compared to a provision of $3.0 million for the fiscal 1999 six month period. The effective tax rate was 40.0% for both the fiscal 2000 and fiscal 1999 six month periods.

INCOME FROM CONTINUING OPERATIONS
---------------------------------

      Income from continuing operations for the fiscal 2000 six month period totaled $3.6 million compared to $4.6 million in the prior-year period, a decrease of 21.3%.

DISCONTINUED OPERATIONS
-----------------------

      In the fiscal 2000 six month period the Company completed the disposition of its low-margin foundry operations in the UK and Asia. As a result of these divestitures, the Company recorded a $4.2 million charge ($4.0 net of tax benefit) which included $3.0 million related to the write-off of goodwill and $1.2 million of other costs including severance payments and transaction related expenses. Approximately $0.6 million of such other costs are included as accruals in the September 30, 1999 balance sheet.

      For the fiscal 2000 six month period, the divested foundry operations had an operating loss of $0.4 million compared to operating income of $0.2 million in the prior-year period.

      During the fiscal 1999 six month period, the Company recorded a $4.0 million charge, net of tax benefit, which represented an addition to the estimated loss on disposal of the Company's foundry operation in Louisiana. The disposition of the Company's foundry operation in Louisiana was completed in March 1999.

NET INCOME
----------

      The Company had a net loss of $0.8 million for the fiscal 2000 six month period compared to net income of $0.8 million in the prior-year period.

B.    LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1999, the Company had working capital (excluding net assets held for sale) of $59.9 million compared to $57.7 million at March 31, 1999, an increase of $2.2 million or 3.8%. The increase is primarily the result of seasonally higher levels of business activity. During the first six months period of fiscal 2000, cash provided by operating activities was $4.8 million compared to a use of cash of $4.8 million in the prior year six month period.

      Cash used for investing activities totaled $6.6 million during fiscal 2000, which included $5.2 million related to the acquisition and $1.4 million for capital expenditures. Cash generated by financing activities totaled $2.9 million during fiscal 2000, which included net borrowings of $4.4 million as well as $1.4 million of cash used to repurchase common shares.

      On March 30, 1999, the Company entered into a new three-year, $80 million unsecured domestic revolving credit facility. The credit facility consists of an $80 million revolver, which expires on April 30, 2002. Initial borrowings under the credit facility were used to repay existing domestic bank indebtedness of approximately $30.0 million.

      In addition to the domestic bank credit facility, the Company has various smaller lines of credit with foreign banks, which totaled approximately $5.4 million. Total availability under the domestic and foreign credit facilities at September 30, 1999 was approximately $49.6 million. The Company used proceeds from its domestic and foreign credit facilities along with cash on hand to fund the fiscal 2000 acquisition. The Company was in compliance with all of its debt covenants at September 30, 1999.

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

D.    YEAR 2000

      The Company has developed plans to address possible exposures related to the Year 2000 issue. The plans have included assessment of the effect of Year 2000 issues on the services and products the Company provides, the processing capabilities of the Company's computers and other internal information systems, non-informational systems which effect the Company's operational capabilities, and the key sources of supply of products and services to the Company. In addition, the Company has addressed the status of its significant customers' Year 2000 compliance.

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

      In January 1999, the Company completed the implementation of a new software upgrade which is utilized by the majority of its U.S. operations. In addition to addressing the Year 2000 issue, the new software provides additional capabilities and functionality. Assessments of the Year 2000 compliance of software utilized by the Company's other operations has been substantially completed and upgrades are substantially implemented, as required.

      The Company has substantially completed the assessment of its non-informational systems for Year 2000 compliance. In addition, the Company has communicated with its key suppliers, vendors and significant customers and requested information regarding the status of their own Year 2000 compliance. Based on responses to date, the Company has not been notified of any circumstances of its suppliers, vendors and significant customers reasonably likely to have a material adverse impact on the Company's operations.

COSTS
-----

      The cost of implementing the new software upgrade for the Company's U.S. operations, including the cost of Year 2000 compliance which is not separately determinable, totaled approximately $1.5 million which was incurred in fiscal 1999. Such costs have not had a material adverse impact on the Company's financial position, results of operations or cash flows. The majority of these costs were incurred under capital projects that will result in additional capabilities and functionality while also addressing the Year 2000 issues. Costs associated with other aspects of the Company's Year 2000 assessment and implementation have not been material. The Company may incur other future Year 2000 costs which are not expected to be material.

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

CONTINGENCY PLANS
-----------------

      To mitigate the impact of potential Year 2000 issues, the Company has enhanced its disaster recovery plans and developed contingency plans to address key business functions, including relations with third parties. These plans include identifying alternate suppliers and vendors, developing alternative communication plans, backing up critical information and using manual processing.

PART II. OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

      A vote by ballot was taken by the Company's shareholders at the Annual Meeting of Shareholders of the Company held on July 22, 1999 for the election of four directors of the Company for terms expiring in 2001 and adoption of an employee stock purchase plan. The aggregate number of Common Shares a person or by proxy (a) voted for, and proxies withheld for, each nominee and (b) voted for or against the proposal, and abstentions and broker non-votes as to each proposal were as follows:

              Director Nominees            For              Withheld
              -----------------            ---              --------
              Robert E. Hodge           6,387,613           494,719
              David H. Kroon            6,401,883           480,449
              C. Richard Lynham         6,387,363           494,969
              Joseph W. Rog             6,413,833           468,499

                                                               Abstentions
                                                               -----------
                                                               And Broker
                                                               ----------
              Proposals                 For       Against      Non-Votes
              ---------                 ---       -------      ---------
              Adoption of an
              employee stock
              purchase plan         6,456,809     360,922        64,601


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------

A.   No exhibits required

B.   There were no reports on Form 8-K filed during the quarter

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CORRPRO COMPANIES, INC.
                                              (Registrant)



Date:  Nov. 15, 1999                          /s/  Joseph W. Rog
                                         --------------------------------
                                                   Joseph W. Rog
                                         Chairman of the Board, President
                                           and Chief Executive Officer



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