Form 10-Q
period 1999-12-31
CORRPRO COMPANIES INC /OH/
filed 2000-02-14
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 ----------------------------------------------

                                    FORM 10-Q
     (Mark One)

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

                                YES   [X]                 NO [ ]

     As of February 3, 2000, 7,687,213 Common Shares, without par value, were outstanding.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                    ----------------------------------------


                                      INDEX
                                      -----




                                                                       Page
                                                                       ----

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.         Financial Statements

                   Consolidated Balance Sheets                          3
                   Consolidated Statements of Income                    4
                   Consolidated Statements of Cash Flows                5
                   Consolidated Statements of Shareholders' Equity      6
                   Notes to the Consolidated Financial Statements       7-11

ITEM 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                  12-17

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.         Legal Proceedings                                       18

ITEM 6.         Exhibits and Reports on Form 8-K                        18

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                              CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)

                                                                                   December 31,           March 31,
                                                                                       1999                 1999
                                                                                  -------------          -----------
ASSETS
Current Assets:
    Cash and cash equivalents                                                       $   2,768             $   3,957
    Accounts receivable, net                                                           46,236                47,232
    Inventories                                                                        24,724                26,182
    Other current assets                                                                8,140                 7,270
    Net assets held for sale                                                             --                   5,110
                                                                                    ---------             ---------
           Total current assets                                                        81,868                89,751
                                                                                    ---------             ---------

Property, plant and equipment, net                                                     16,321                13,647

Other Assets:
    Goodwill                                                                           41,238                34,423
    Other assets                                                                        9,937                 9,774
                                                                                    ---------             ---------
            Total other assets                                                         51,175                44,197
                                                                                    ---------             ---------
                                                                                    $ 149,364             $ 147,595
                                                                                    =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings and current portion of long-term debt                     $     953             $   2,235
    Accounts payable                                                                   14,326                13,951
    Accrued liabilities and other                                                       9,544                10,747
                                                                                    ---------             ---------
            Total current liabilities                                                  24,823                26,933
                                                                                    ---------             ---------


Long-term debt, net of current portion                                                 34,489                30,864

Senior notes                                                                           30,000                30,000

Deferred income taxes                                                                   1,523                 1,545

Commitments and contingencies                                                            --                    --

Minority interest                                                                         156                   197

Shareholders' Equity:
    Serial preferred shares                                                              --                    --
    Common shares                                                                       2,276                 2,255
    Additional paid-in capital                                                         51,486                50,945
    Accumulated earnings                                                               13,822                12,915
                                                                                    ---------             ---------
                                                                                       67,584                66,115
    Accumulated other comprehensive loss                                               (1,136)               (1,413)
    Common shares in treasury, at cost                                                 (8,075)               (6,646)
                                                                                    ---------             ---------
            Total shareholders' equity                                                 58,373                58,056
                                                                                    ---------             ---------
                                                                                    $ 149,364             $ 147,595
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



                                              CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (UNAUDITED)
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           For the Three                        For the Nine
                                                                           Months Ended                         Months Ended
                                                                           December 31,                         December 31,
                                                                           -------------                        ------------
                                                                      1999              1998              1999               1998
                                                                   ---------         ---------         ---------          ---------

Revenues                                                           $  45,746         $  47,850         $ 131,293          $ 134,144

Cost of sales                                                         31,186            31,436            88,434             89,286
                                                                   ---------         ---------         ---------          ---------

Gross profit                                                          14,560            16,414            42,859             44,858

Selling, general & administrative expenses                            10,386            10,833            30,071             29,922
                                                                   ---------         ---------         ---------          ---------

Operating income                                                       4,174             5,581            12,788             14,936

Interest expense                                                       1,352             1,041             3,983              2,790
                                                                   ---------         ---------         ---------          ---------

Income from continuing operations
  before income taxes                                                  2,822             4,540             8,805             12,146

Provision for income taxes                                             1,128             1,816             3,521              4,858
                                                                   ---------         ---------         ---------          ---------

Income from continuing operations                                      1,694             2,724             5,284              7,288

Discontinued operations:
  Income (loss) from operations, net                                    --                 109              (353)               344
  Loss on disposal, net                                                 --                --              (4,024)            (3,998)
                                                                   ---------         ---------         ---------          ---------

Net income                                                         $   1,694         $   2,833         $     907          $   3,634
                                                                   =========         =========         =========          =========



Earnings per share - Basic:
  Income from continuing operations                                $    0.22         $    0.35         $    0.69          $    0.93
  Discontinued operations:
    Income (loss) from operations, net                                  --                0.01             (0.05)              0.04
    Loss on disposal, net                                               --                --               (0.52)             (0.51)
                                                                   ---------         ---------         ---------          ---------
    Net income                                                     $    0.22         $    0.36         $    0.12          $    0.46
                                                                   =========         =========         =========          =========

Earnings per share - Diluted:
  Income from continuing operations                                $    0.22         $    0.33         $    0.67          $    0.88
  Discontinued operations:
    Income (loss) from operations, net                                  --                0.02             (0.04)              0.04
    Loss on disposal, net                                               --                --               (0.51)             (0.48)
                                                                   ---------         ---------         ---------          ---------
    Net income                                                     $    0.22         $    0.35         $    0.12          $    0.44
                                                                   =========         =========         =========          =========
Weighted average shares -
    Basic                                                              7,643             7,812             7,655              7,879
    Diluted                                                            7,763             8,192             7,854              8,270


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


                                              CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)

                                                                                             Nine Months Ended
                                                                                                 December 31,
                                                                                         --------------------------
                                                                                           1999              1998
                                                                                         --------          --------

Cash flows from operating activities:
    Net income                                                                           $    907          $  3,634
    Adjustments to reconcile net income to net cash
        provided by (used for) continuing operations:
    Depreciation and amortization                                                           3,837             3,057
    Deferred income taxes                                                                     (71)               17
    Loss on sale of assets                                                                    (64)              (49)
    Loss on disposal of discontinued operations                                             4,024             3,998
    Minority interest                                                                         (41)              (30)
    Changes in assets and liabilities:
        Accounts receivable                                                                 3,500           (10,275)
        Inventories                                                                         2,365            (1,152)
        Prepaid expenses and other                                                         (3,577)            1,159
        Other assets                                                                        2,119               678
        Accounts payable and accrued expenses                                              (3,407)           (2,893)
                                                                                         --------          --------
            Total adjustments                                                               8,685            (5,490)
                                                                                         --------          --------
            Net cash provided by (used for) continuing operations                           9,592            (1,856)
    Net cash provided by (used for) discontinued operations                                   900              (440)
                                                                                         --------          --------
             Net cash provided by (used for) operating activities                          10,492            (2,296)
                                                                                         --------          --------

Cash flows from investing activities:
    Additions to and disposals of property, plant and equipment                            (2,655)           (2,533)
    Acquisitions, net of cash acquired                                                     (8,391)           (7,452)
                                                                                         --------          --------
             Net cash used for investing activities                                       (11,046)           (9,985)
                                                                                         --------          --------

Cash flows from financing activities:
    Long-term debt, net                                                                     1,968            10,559
    Short-term borrowings, net                                                             (1,348)             (317)
    Net proceeds from issuance of Common Shares                                               504                53
    Repurchase of Common Shares                                                            (1,429)           (1,808)
                                                                                         --------          --------
             Net cash provided by (used for) financing activities                            (305)            8,487
                                                                                         --------          --------

Effect of changes in foreign currency exchange rates                                         (330)               96

Net decrease in cash                                                                       (1,189)           (3,698)
Cash and cash equivalents at beginning of period                                            3,957             8,687
                                                                                         --------          --------
Cash and cash equivalents at end of period                                               $  2,768          $  4,989
                                                                                         ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Income taxes                                                                         $  1,269          $  1,520
    Interest                                                                             $  3,469          $  2,411

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


                                              CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                             (UNAUDITED)
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                         Accumulated
                                                     Common                                 Other            Common
                                       Serial        Shares      Additional                 Compre-          Shares
                                      Preferred      ($0.26       Paid-In-   Accumulated    hensive            in
                                       Shares     Stated Value)   Capital     Earnings    Income (Loss)      Treasury*    Total
                                       --------     --------     --------     --------   --------------      ---------  --------



March 31, 1999                         $   --       $  2,255     $ 50,945     $ 12,915     $ (1,413)     $ (6,646)     $ 58,056

Comprehensive income:

   Net income                              --           --           --            907         --            --             907
   Cumulative translation
   adjustment                              --           --           --           --            277          --             277
                                       --------     --------     --------     --------     --------      --------      --------
Total comprehensive income                 --           --           --           --           --            --           1,184

Exercise of 82 stock options               --             21          541         --           --            --             562

Repurchase of 153
   Common Shares                           --           --           --           --           --          (1,429)       (1,429)
                                       --------     --------     --------     --------     --------      --------      --------

December 31, 1999                      $   --       $  2,276     $ 51,486     $ 13,822     $ (1,136)     $ (8,075)     $ 58,373
                                       ========     ========     ========     ========     ========      ========      ========


* Shares held in treasury totaled 696 at March 31, 1999 and 849 at December 31, 1999.



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

            The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants, however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000 or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

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

            The acquisition of CSI has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the net assets acquired based upon preliminary estimates of their fair market value at the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled $4,838 at December 31, 1999 and is being amortized over 40 years on a straight-line basis. The allocation was based on preliminary estimates and is subject to revision at a later date.

            During fiscal 2000, the Company also completed three smaller acquisitions. The total purchase price for all three of these acquisitions was $3,650 in all cash transactions. The purchase agreements provide for post-closing purchase price adjustments. These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the respective purchase prices have been allocated to the related net assets acquired based upon preliminary estimates of their fair market values at the dates of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled $1,646 at December 31, 1999 and is being amortized over 40 years on a straight-line basis. These allocations were based on preliminary estimates and are subject to revision at a later date.

NOTE 3 - INVENTORY

                                                                December 31,                March 31,
                                                                  1999                        1999
                                                                  ----                        ----
Inventories consist of the following:

Component parts and raw material                                 $ 9,807                    $12,892
Work in process                                                    2,487                      2,891
Finished goods                                                    12,430                     10,399
                                                                 -------                    -------
                                                                 $24,724                    $26,182
                                                                 =======                    =======

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                                                                December 31,                March 31,
                                                                    1999                      1999
                                                                    ----                      ----
Property, plant and equipment consists of the following:

            Land                                                  $   605                   $  539
            Buildings and improvements                              6,771                    5,792
            Equipment, furniture and fixtures                      20,012                   16,861
                                                                   ------                   ------
                                                                   27,388                   23,192
            Less:  Accumulated depreciation                       (11,067)                  (9,545)
                                                                  -------                   ------
                                                                  $16,321                   $13,647
                                                                   ======                   =======

NOTE 5 - EARNINGS PER SHARE

            Basic earnings per share ("EPS") is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period which was 7,643 and 7,812, for the three months ending December 31, 1999 and 1998, respectively and 7,655 and 7,879, for the nine months ending December 31, 1999 and 1998, respectively. Diluted EPS for the period has been determined by dividing net income by the weighted average number of shares of common shares and potential common shares outstanding for the period which was 7,763 and 8,192, for the three months ending December 31, 1999 and 1998, respectively and 7,854 and 8,270, for the nine months ending December 31, 1999 and 1998, respectively. Stock options are the only potential common shares included in the Company's diluted EPS calculations. Potential common shares are computed using the treasury stock method.

NOTE 6 - STOCK PLANS

            The Company granted options to purchase 43 common shares at an exercise price ranging from $5.25 to $9.94 per share under the 1997 Long-Term Incentive Plan of Corrpro Companies, Inc. (the "1997 Option Plan") during the nine months ended December 31, 1999. During such period, 66 previously granted options terminated in accordance with applicable plan provisions. There were 82 options exercised at exercise prices ranging from $1.86 to $7.75 per share during the nine-month period ended December 31, 1999.

NOTE 7 - SHAREHOLDERS' EQUITY

            In November 1996, the Board of Directors authorized a program to repurchase up to 750 shares of the Company's outstanding common shares. In April 1999, the Board of Directors authorized the repurchase of up to an additional 750 outstanding common shares. The Company repurchased 153 and 173 shares, at a total cost of $1,429 and $1,933 during the nine months ended December 31, 1999 and 1998, respectively.

            In June 1999, the Company adopted an Employee Stock Purchase Plan under which employees have a systematic long-term investment opportunity to own Company shares. Shareholder approval for such adoption was obtained on July 22, 1999. In total, 375 Corrpro common shares are available for purchase under the plan.

NOTE 8 - COMPREHENSIVE INCOME

            Comprehensive income includes net income and other comprehensive income. Other comprehensive income is comprised of other revenues, expenses, gains, and losses that are excluded from net income but included as a component of total shareholders' equity. Other comprehensive income (loss) for the quarters ended December 31, 1999 and December 31, 1998 was $212 and $688, respectively, and for the nine months ended December 31, 1999 and December 31, 1998, $277 and ($1,657), respectively, which is comprised of the effects of foreign currency translation adjustments in accordance with SFAS No. 52, "Foreign Currency Translation". The accumulated balance of foreign currency translation adjustments, excluded from net income, is presented in the Consolidated Balance Sheets and Statements of Shareholders' Equity as "Accumulated other comprehensive income (loss)."

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

            Domestic Core Operations. The Domestic Core Operations consist of the U.S. offices offering services which include contract research in various areas of corrosion control, cathodic protection engineering services and general corrosion engineering services associated with failure analysis, metallurgical problems and material selection. The engineering services are provided to private sector customers in the aerospace, defense, marine, chemicals, petroleum and utilities industries and to governmental entities in connection with water treatment and delivery systems, marine vessels, transit systems, weapons and infrastructure assets. This sector also sells material and equipment in conjunction with its services, and often sells these products to other engineering and construction firms in connection with corrosion control projects. Products sold include various cathodic protection anodes, rectifier units and instrumentation, computer hardware and software for remote monitoring corrosion, and accessory products.

            Canadian Operations. This segment resulted from the combination of previously acquired Commonwealth Seager Group ("CSG") and UCC Corporation ("UCC") during fiscal 1995. Corrpro's Canadian Operations offer a combination of expertise in engineering, construction and product supply in cathodic protection. In addition, this operating unit provides material and equipment to customers in the oil and gas industry with its primary focus on the needs of pipeline operators. The Canadian Operations also specialize in pipeline integrity issues, designs internal inspection programs that are used to detect corrosion and pipe weld flaws, clean pipelines, confirm pipeline orientation and computer hardware and software for remote monitoring corrosion. The Canadian Operations also include the results of CSI, which was acquired effective April 1, 1999.

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

            Other Operations. This segment consists of all other businesses including those in Europe, Asia and Australia as well as the corrosion monitoring equipment business. The businesses in Europe, Asia and Australia provide corrosion engineering services and equipment supply to the industrial and marine markets. The corrosion monitoring equipment business provides corrosion engineering services and equipment supply for monitoring internal corrosion on gas and liquid pipelines, storage vessels, well casings and refining and process equipment.

            The Company's operations by segment are presented below:

                                                      For the Three Months Ended                   For the Nine Months Ended
                                                               December 31,                                December 31,
                                                      1999                    1998                1999                     1998
                                                      ----                    ----                ----                     ----
Revenue:
  Domestic Core Operations                          $26,914                $31,382             $ 77,197                  $ 84,710
  Canadian Operations                                 7,635                  4,886               20,183                    12,925
  Middle East Operations                              4,587                  2,205               13,349                     9,169
  Other Operations                                    9,189                  9,377               27,755                    27,340
  Eliminations                                       (2,579)                   --                (7,191)                      --
                                                    -------                -------             --------                  -------
                                                    $45,746                $47,850             $131,293                  $134,144
                                                    =======                =======             ========                  ========



                                                      For the Three Months Ended                    For the Nine Months Ended
                                                             December 31,                                  December 31,
                                                     1999                    1998                  1999                     1998
                                                     ----                    ----                  ----                     ----
Operating Profit:
  Domestic Core Operations                           $4,102                 $6,777              $12,975                   $16,910
  Canadian Operations                                 1,917                  1,213                4,625                     3,202
  Middle East Operations                                732                    175                2,278                     1,285
  Other Operations                                      509                    448                2,081                       886
  Corporate Related Costs and Other                  (3,086)                (3,032)              (9,171)                   (7,347)
                                                     ------                 ------              -------                   -------
                                                     $4,174                 $5,581              $12,788                   $14,936
                                                     ======                 ======              =======                   =======

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

            As a result of these divestitures, the Company recorded a loss on disposal of $4,210 ($4,024 net of related tax benefit). The loss included $3,000 related to the write-off of goodwill, and $1,210 of other costs including severance payments and transaction related expenses. Approximately $150 of such other costs are included as accruals in the December 31, 1999 balance sheet.

            Net assets held for sale relating to the UK and Asia foundry operations at March 31, 1999, before adjustment for the loss on disposal, consisted of inventory of $1,336, net property and equipment of $774 and $3,000 of goodwill.

            The Company allocated interest of $0 and $23 to the UK and Asia foundry operations for the three months ended December 31, 1999 and 1998, and $45 and $68 for the nine months ended December 31, 1999 and 1998, based on the proceeds realized from the divestiture.

            Revenues from the UK and Asia foundry operations, which are excluded from consolidated revenues, totaled $0 and $5,521 for the three months ended December 31, 1999 and 1998, respectively, and $6,416 and $17,622 for the nine months ended December 31, 1999 and 1998, respectively. The revenues included intercompany sales of $0 and $1,614 for the three months ended December 31, 1999 and 1998, respectively, and $2,122 and $4,372 for the nine months ended December 31, 1999 and 1998, respectively. Income (loss) from discontinued operations totaled $0 and $109 for the three months ended December 31, 1999 and 1998, respectively, and ($353) and $344 for the nine months ended December 31, 1999 and 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            This document contains certain statements, including those relating to expectations regarding its earnings and growth plans that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors which might affect such forward-looking statements include the Company's mix of products and services, timing of jobs, the availability and value of larger jobs, the impact of weather on the Company's operations, the Company's ability to successfully integrate acquired businesses in a timely manner, the Company's ability to successfully execute its sales and marketing initiatives, the actual impact of the passing of the underground storage tank upgrade deadline on the Company's business, the impact of energy prices on the Company's business, the impact of legal proceedings and the impact of new or changed regulatory initiatives. Additional factors that may affect the Company's business and performance are set forth in the Company's filings with the Securities and Exchange Commission.

            The fiscal 2000 results include the following acquisitions subsequent to the effective dates of the transactions: Corrpro Australia, effective July 1, 1998; Basco, effective August 1, 1998; D.C. Corrosion, effective March 1, 1999; CSI Coating Systems ("CSI"), effective April 1, 1999; and three smaller acquisitions subsequent to their respective acquisition date. The results of these acquisitions, in total, are no longer separable as they have been integrated into the Company's operations.

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

A. RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

REVENUES

            Fiscal 2000 third quarter revenues totaled $45.7 million compared to $47.9 million in the fiscal 1999 third quarter, a decrease of $2.1 million or 4.4%. The decline resulted primarily from lower revenues relating to the underground storage tank (UST) market. UST revenues for the third quarter totaled $0.8 million compared with $10.0 million in the prior-year period.

            Fiscal 2000 third quarter revenues relating to the Domestic Core Operations totaled $26.9 million compared to $31.4 million in the fiscal 1999 third quarter, a decrease of $4.5 million or 14.2%. The Domestic Core Operations have been impacted by a slowdown in the UST market. The fiscal 1999 third quarter results benefited from a December 1998 regulatory deadline relating to the UST market. During the fiscal 2000 third quarter, UST-related revenues totaled approximately $0.8 million compared to approximately $10.0 million in the prior-year period. Excluding the impact of the UST market, the Domestic Core Operations grew approximately 18.9% between years. This growth related to the Domestic Core Operations' general engineering business as well as growth in target areas, such as above ground storage tanks and electric power.

            Fiscal 2000 third quarter revenues relating to the Canadian Operations totaled $7.6 million compared to $4.9 million in the fiscal 1999 third quarter, an increase of 56.3%. A large portion of the increase relates to the acquisition of D.C. Corrosion and CSI. Canada also continues to experience some weakness in the energy segment of its business.

            Fiscal 2000 third quarter revenues relating to the Middle East Operations totaled $4.6 million compared to $2.2 million in the fiscal 1999 third quarter, an increase of 108.0%. The Middle East has benefited from several capital projects, including work being done on a large power plant currently being built in Saudi Arabia.

            Fiscal 2000 third quarter revenues relating to the Other Operations totaled $9.2 million compared to $9.4 million in the fiscal 1999 third quarter, a decrease of 2.0%. Increases related to the Company's operations in Australia have been offset by a decline in the market for corrosion monitoring equipment which has not yet benefited from the recent higher energy prices.

GROSS PROFIT

            Gross profit margins were 31.8% compared with 34.3% in the prior-year period. The prior year margins benefited from the significant amount of high margin UST work that was completed during the period. The lower margin percentages also relate to the Middle East operations, which had several large projects in progress, that contributed to that segments 108% increase in revenues but resulted in lower gross profit margins. Typically, such projects have a large construction component that results in lower margins than pure engineering type work.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Operating expenses totaled $10.4 million compared to $10.8 million, a decrease of 4.1%. The decrease relates, in part, to the Company's efforts to reduce overhead costs.

OPERATING INCOME

            Operating income totaled $4.2 million, or 9.1% of revenues, down 25.2% from $5.6 million last year.

INTEREST EXPENSE

            Interest expense totaled $1.4 million compared to $1.0 million. This increase relates primarily to the Company's use of debt to finance the acquisitions that were completed over the past year.

INCOME TAX PROVISION

            The Company recorded a provision for income taxes of $1.1 million for the fiscal 2000 third quarter compared to a provision of $1.8 million for the fiscal 1999 third quarter. The effective tax rate was 40.0% for both the fiscal 2000 and fiscal 1999 third quarters.

INCOME FROM CONTINUING OPERATIONS

            Income from continuing operations totaled $1.7 million compared to $2.7 million in the prior-year period, a decrease of 37.8%. Earnings per share on a diluted basis totaled $0.22 compared to $0.33 in the prior-year period, a decrease of 33.3%.

DISCONTINUED OPERATIONS

            For the prior year third quarter, the divested foundry operations had operating income of $0.1 million.

NET INCOME

            For the fiscal 2000 third quarter the Company had net income of $1.7 million compared to net income of $2.8 million in the prior-year period.


B. RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1998

REVENUES

            Revenues totaled $131.3 million, down 2.1% from $134.1 million. The decline results from lower revenues relating to the UST market.

            Fiscal 2000 nine month period revenues relating to the Domestic Core Operations totaled $77.2 million compared to $84.7 million in the fiscal 1999 nine month period, a decrease of $7.5 million or 8.9%. The Domestic Core Operations have been impacted by a slowdown in the UST market. The fiscal 1999 nine month period results benefited from a December 1998 regulatory deadline relating to the UST market. During the fiscal 2000 nine month period, UST-related revenues totaled approximately $4.3 million compared to approximately $20.8 million in the prior-year period. Excluding the impact of the UST market, the Domestic Core Operations grew approximately 12.3% between years. This growth related to the Domestic Core Operations' general engineering business as well as growth in target areas, such as above ground storage tanks, coatings engineering and electric power.

            Fiscal 2000 nine month period revenues relating to the Canadian Operations totaled $20.2 million compared to $12.9 million in the fiscal 1999 nine month period, an increase of 56.2%. A large portion of the increase relates to the acquisition of D.C. Corrosion and CSI. Canada also continues to experience some weakness in the energy segment of its business.

            Fiscal 2000 nine month period revenues relating to the Middle East Operations totaled $13.3 million compared to $9.2 million in the fiscal 1999 nine month period, a increase of 45.6%. The Middle East has benefited from several capital projects, including work being done on a large power plant currently being built in Saudi Arabia.

            Fiscal 2000 nine month period revenues relating to the Other Operations totaled $27.8 million compared to $27.3 million in the fiscal 1999 nine month period, an increase of 1.5%. Increases related to the Company's operations in Australia have been offset by a decline in the market for corrosion monitoring equipment which has not yet benefited from the recent higher energy prices.

GROSS PROFIT

            Gross profit margins were 32.6% compared with 33.4% in the prior-year period. The prior year margins benefited from the significant amount of high margin UST work that was completed during the nine month period. The lower margin percentages also relate to the Middle East operations, which had several large projects in progress that contributed to that segments increase in revenues but resulted in lower gross profit margins. Typically, such projects have a large construction component that results in lower margins than pure engineering type work.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Operating expenses totaled $30.1 million compared to $29.9 million, an increase of less than 1%.

OPERATING INCOME

            Operating income totaled $12.8 million, or 9.7% of revenues, down 14.4% from $14.9 million.

INTEREST EXPENSE

            Interest expense totaled $4.0 million compared to $2.8 million. This increase relates primarily to the Company's use of debt to finance the acquisitions that were completed over the past year.

INCOME TAX PROVISION

            The Company recorded a provision for income taxes of $3.5 million for the fiscal 2000 nine month period compared to a provision of $4.9 million for the fiscal 1999 nine month period. The effective tax rate was 40.0% for both the fiscal 2000 and fiscal 1999 nine month periods.

INCOME FROM CONTINUING OPERATIONS

            Income from continuing operations totaled $5.3 million compared to $7.3 million in the prior-year period, a decrease of 27.5%. Earnings per share on a diluted basis totaled $0.67 compared to $0.88 in the prior-year period, a decrease of 23.9%.

DISCONTINUED OPERATIONS

            In the fiscal 2000 nine month period the Company completed the disposition of its low-margin foundry operations in the UK and Asia. As a result of these divestitures, the Company recorded a $4.2 million charge ($4.0 million net of tax benefit) which included $3.0 million related to the write-off of goodwill and $1.2 million of other costs including severance payments and transaction related expenses. Approximately $0.2 million of such other costs are included as accruals in the December 31, 1999 balance sheet.

            For the fiscal 2000 nine month period, the divested foundry operations had an operating loss of $0.4 million compared to operating income of $0.3 million in the prior-year period.

            During the fiscal 1999 nine month period, the Company recorded a $4.0 million charge, net of tax benefit, which represented an addition to the estimated loss on disposal of the Company's foundry operation in Louisiana. The disposition of the Company's foundry operation in Louisiana was completed in March 1999.

NET INCOME

            The Company had net income of $0.9 million for the fiscal 2000 nine month period compared to net income of $3.6 million in the prior-year period.

B.          LIQUIDITY AND CAPITAL RESOURCES

            At December 31, 1999, the Company had working capital of $57.0 million compared to $57.7 million at March 31, 1999 (excluding net assets held for sale), a decrease of $0.7 million or 1.1%. During the first nine months of fiscal 2000, cash provided by operating activities totaled $10.5 million compared to a use of cash of $2.3 million in the prior year nine month period.

            Cash used for investing activities totaled $11.0 million during fiscal 2000, which included $8.4 million related to acquisitions and $2.6 million for net capital expenditures. Cash used for financing activities totaled $0.3 million during fiscal 2000, which included net borrowings of $0.6 million as well as $1.4 million of cash used to repurchase common shares.

            On March 30, 1999, the Company entered into a new three-year, $80 million unsecured domestic revolving credit facility. The credit facility consists of an $80 million revolver, which expires on April 30, 2002. Borrowings under the revolving credit agreement totaled $32.0 million at December 31, 1999.

            In addition to the domestic bank credit facility, the Company has various smaller lines of credit with foreign banks, which totaled approximately $5.4 million. Total availability under the domestic and foreign credit facilities at December 31, 1999 was approximately $53.0 million. The Company used proceeds from its domestic and foreign credit facilities along with cash on hand to fund the fiscal 2000 acquisitions. The Company was in compliance with all of its debt covenants at December 31, 1999.

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

D.          YEAR 2000

            The Company had developed plans to address possible exposures related to the Year 2000 issue. The plans included assessment of the effect of Year 2000 issues on the services and products the Company provides, the processing capabilities of the Company's computers and other internal information systems, non-informational systems which effect the Company's operational capabilities, and the key sources of supply of products and services to the Company. In addition, the Company addressed the status of its significant customers' Year 2000 compliance.

COSTS

            The cost of implementing a new software upgrade for the Company's U.S. operations, including the cost of Year 2000 compliance which is not separately determinable, totaled approximately $1.5 million which was incurred in fiscal 1999. Such costs have not had a material adverse impact on the Company's financial position, results of operations or cash flows. The majority of these costs were incurred under capital projects that will result in additional capabilities and functionality while also addressing the Year 2000 issues. Costs associated with other aspects of the Company's Year 2000 assessment and implementation have not been material. The Company may incur other future Year 2000 costs which are not expected to be material.

            As of the date of this report, the Company has no knowledge of any material issues relating to Year 2000 related malfunctions that could have a material adverse effect on the Company's financial condition or results of operations. The Company continues to monitor the status of its business operations and information systems for Year 2000 related issues.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


            As previously reported, the Company is a defendant in a suit filed in the United States District Court, Northern District of Ohio, Eastern Division by Armor Shield, Inc. and Doublewall Retrofit Systems, Inc. There have been no material developments in that action during the fiscal quarter ended December 31, 1999. The Company believes that the claims made in the suit are without merit and has filed a motion to dismiss the anti-trust claims for failure to state a claim and on the basis that there has been no injury to competition. The Company denies any allegations of wrongdoing and is vigorously defending the claims.

            In January 2000, the Michigan Department of Environmental Quality ("MDEQ") issued an administrative decision which could have the effect of modifying MDEQ's 1995 approval of certain assessment methodologies utilized by the Company in determining whether certain underground storage tanks meet Michigan's regulatory requirements for upgrade by means of cathodic protection. These assessment methodologies have been and remain recognized by the United States Environmental Protection Agency and the other states in which the Company utilized such methodologies for virtually identical purposes. The Company believes that MDEQ's decision is in error and has appealed the decision on several grounds. In addition, MDEQ has agreed not to enforce the administrative decision pending the outcome of the appeal.

            The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to any such matters will not materially affect future operations.



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



                                                CORRPRO COMPANIES, INC.
                                                     (Registrant)



Date:  February 10, 2000                          /s/  Joseph W. Rog
                                           -------------------------------
                                                     Joseph W. Rog
                                           Chairman of the Board, President
                                              and Chief Executive Officer



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