Form 10-K405
period 2000-03-31
CORRPRO COMPANIES INC /OH/
filed 2000-06-29
CIK 907072

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000
                                       or
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   [ ]                OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO _______

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      YES   _X_      NO ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   _X_

    The aggregate market value of Common Shares held by nonaffiliates of the Registrant was approximately $23,717,870 at June 21, 2000. (The aggregate market value has been computed using the closing market price of the stock as reported by the New York Stock Exchange on June 21, 2000.)

                                    7,687,213
                                    ---------
       (Number of shares of common stock outstanding as of June 21, 2000.)

                       DOCUMENTS INCORPORATED BY REFERENCE
     The Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended March 31, 2000, portions of which document shall be deemed to be incorporated by reference in Part I and Part III of this Annual Report on Form 10-K from the date such document is filed.

================================================================================

                                     PART I
ITEM 1.  BUSINESS

         Corrpro Companies, Inc. was founded in 1984 and organized under the laws of the State of Ohio. As used in this report the terms "Corrpro" and "Company" mean Corrpro Companies, Inc. and its subsidiaries unless the context indicates otherwise.

PRODUCTS AND SERVICES
         Corrpro provides corrosion control related services, systems, equipment and materials to the infrastructure, environmental and energy markets. Our products and services include (i) corrosion control engineering services, systems and equipment ("corrosion control"), (ii) coatings services ("coatings"), (iii) non-destructive testing services ("NDT") and (iv) pipeline integrity and risk assessment services ("pipeline integrity").

CORROSION CONTROL. Corrpro's specialty within corrosion control is cathodic protection. We offer a comprehensive range of services in this area which include the design, manufacture, installation, maintenance and monitoring of cathodic protection systems. Cathodic protection is an electrochemical process that prevents corrosion in new structures and stops the corrosion process in existing structures. It can provide a cost-effective alternative to the replacement of corroding structures. In order to understand how cathodic protection works it is helpful to first understand the corrosion process. Steel, the most common metal protected by cathodic protection, is produced from iron ore. To produce steel, the iron ore is subjected to a refining process that adds energy. Once the steel is put back into the environment, it begins to revert back to its original state (i.e. iron ore) by releasing the added energy back into the surrounding environment. This process of dispersing energy is called corrosion. Cathodic protection electrodes, called anodes, are placed near and connected to the structure to be protected (i.e. the cathode). Anodes are typically made from cast iron, graphite, aluminum, zinc or magnesium. A cathodic protection system works by passing an electrical current from the anode to the cathode. This process maintains the energy level on the cathode thus stopping it from corroding. Instead, the anode corrodes, sacrificing itself to maintain the integrity of the structure. In order for the electrical current to pass from the anode to the cathode they must both be in a common, moist environment. Therefore, cathodic protection can only be used to protect structures that are buried in soil, submerged in water or encased in concrete. Structures commonly protected against corrosion by the cathodic protection process include above and underground storage tanks, offshore platforms, ships, electric power plants, bridges, oil and gas pipelines, parking garages, transit systems and water and waste treatment equipment. In addition to cathodic protection, our corrosion control services include corrosion engineering, material selection, corrosion monitoring (including remote monitoring) and advanced corrosion research and testing. We acquired the remote monitoring technology in September 1999 and have been working to refine this product line and get it into production. Remote monitoring allows customers to reduce the cost of monitoring and maintaining their cathodic protection systems. In order for cathodic protection to be effective, the system must run continuously. To ensure this is happening, the cathodic protection systems need to monitored on a regular basis. The most obvious benefit of remote monitoring is eliminating the need to have personnel travel to various sites in order to collect data from the cathodic protection system. Equally significant, however, is the continuous flow or more frequent updates of data that remote monitoring can provide. This allows problems to be identified immediately rather than waiting for the on-site inspection interval. We also sell a variety of materials and equipment including anodes, rectifiers and corrosion monitoring probes. Corrosion control currently represents approximately 88% of our revenues.

COATINGS. Corrpro offers a wide variety of coatings-related services designed to provide our customers with longer coatings life, reduced corrosion, improved aesthetics and lower life-cycle costs for their coated structures. Coatings services include research, testing and evaluation of coatings. In addition, we provide project management services for coatings maintenance programs including condition surveys, failure analysis, selection of site surface preparation methods and selection of coatings. We also provide specialized coatings application services for structures with aggressive corrosion conditions such as the inside and outside of storage tanks and pipelines. Coatings currently represents approximately 5% of our revenues.

PIPELINE INTEGRITY. Corrpro offers a comprehensive line of pipeline integrity services including assessment, surveys, inspection, analysis, repairs and ongoing maintenance. By offering a wide range of services, we are able to provide pipeline owners with one-stop shopping for the preservation of their pipeline systems. Pipeline integrity currently represents approximately 4% of our revenues.

NDT. Non-destructive testing is a non-evasive inspection method used to test the integrity of structures such as pressure vessels, pipelines and storage tanks. We utilize a proprietary ultrasonic testing technology which we believe to be more efficient and comprehensive than conventional NDT methods. NDT currently represents approximately 3% of our revenues.

ACQUISITIONS AND DISPOSITIONS
         We have broadened our business capabilities and expanded our geographic presence through a series of acquisitions. Twelve strategic acquisitions were made between fiscal 1987 and fiscal 1995. The following table details acquisitions made subsequent to fiscal 1995.

                                               YEAR
ACQUISITION                                  ACQUIRED
Cathodic Protection Services Company         FY 1998  National provider of
                                                      corrosion control services
                                                      and materials
Corrosion Interventions Ltd.                 FY 1999  Geographic expansion -
                                                      Eastern Canada
Corrpro Australia                            FY 1999  Geographic expansion -
                                                      Australia
Basco Group                                  FY 1999  Corrosion services - U.K.
Consulex Corporation                         FY 1999  Product line expansion -
                                                      coatings
Bass-Trigon Software LLC                     FY 1999  Software supplier to
                                                      pipeline industry
D.C. Corrosion Corp.                         FY 1999  Corrosion services -
                                                      Western Canada
Westcor                                      FY 1999  Corrosion services -
                                                      Australia
CSI Coatings Systems, Inc.                   FY 2000  Specialty coatings
                                                      application services
Acquisition of remote monitoring technology  FY 2000  Production line expansion
                                                      - corrosion monitoring
Borza Inspections Ltd.                       FY 2000  NDT services - Western
                                                      Canada
Corrosion and Technical Services, WWL        FY 2000  Geographic expansion -
                                                      Bahrain

         In March 1997, Corrpro adopted a plan to divest its anode foundry operation in Louisiana. This disposition was completed in March 1999. In September 1999, Corrpro divested its remaining anode foundry operations in the U.K. and Asia.

SEGMENTS
         We operate through four geographic business segments: Domestic Core Operations, Canadian Operations, Middle East Operations and Other Operations. In fiscal 2000, as a result of the disposition of our foundry operations in the U.K. and Asia, we reconfigured our operating segments. Prior period operating segment information has been reconfigured to conform to the current presentation. Our operating segments and a description of the products and services they provide are described below:

DOMESTIC CORE OPERATIONS. Our Domestic Core Operations consist of our offices in the United States which provide products and services including corrosion control, coatings, pipeline integrity and NDT. This segment provides corrosion control products and services to a wide-range of customers in a number of industries including the following: energy, utilities, water and wastewater treatment, chemical and petrochemical, pipelines, defense and municipalities. In addition, this segment provides coatings services to customers in the entertainment, aerospace, transportation, petrochemical and electric power industries as well as NDT services to customers in the pharmaceutical, chemical and energy industries. Revenues relating to this segment totaled $100.1 million (or 59% of consolidated revenues), $108.1 million (or 63% of consolidated revenues) and $85.8 million (or 58% of consolidated revenues) during fiscal 2000, 1999 and 1998, respectively. Approximately 71% of this segment's revenues was attributable to service and 29% to product in fiscal 2000, 76% service and 24% product in fiscal 1999 and 70% service and 30% product in fiscal 1998.

CANADIAN OPERATIONS. Our Canadian Operations provide corrosion control, pipeline integrity and NDT product and services to customers who are primarily in oil and gas industries. These customers include pipeline operators, petrochemical plants and refineries. In addition, the Canadian Operations provide specialty coatings application services through our CSI Coatings Services subsidiary that was acquired in April 1999. The Canadian Operations also include a production facility that assembles products such as anodes, rectifiers, coke breeze and remote monitoring units. Revenues relating to this segment totaled $24.8 million (or 15% of consolidated revenues), $16.0 million (or 9% of consolidated revenues) and $19.9 million (or 14% of consolidated revenues) during fiscal 2000, 1999 and 1998, respectively. Approximately 70% of this segment's revenues was attributable to service and 30% to product in fiscal 2000, 65% service and 35% product in fiscal 1999 and 65% service and 35% product in fiscal 1998.

MIDDLE EAST OPERATIONS. Our Middle East Operations provide corrosion control products and services to customers in the petroleum and utility industries as well as to governmental entities in connection with their infrastructure assets. Over the past few years the largest component of the Middle East Operations' revenues related to reinforced concrete structures. Revenues relating to this segment totaled $16.9 million (or 10% of consolidated revenues), $11.5 million (or 7% of consolidated revenues) and $11.7 million (or 8% of consolidated revenues) during fiscal 2000, 1999 and 1998, respectively. Approximately 49% of this segment's revenues was attributable to service and 51% to product in fiscal 2000, 64% service and 36% product in fiscal 1999 and 55% service and 45% product in fiscal 1998.

OTHER OPERATIONS. Our Other Operations consist of all of our other businesses including those in Europe, Australia and Asia as well as our corrosion monitoring equipment business. In addition, Other Operations include a production facility in the U.S. that assembles and distributes cathodic protection products such as anodes primarily to our businesses in the U.S. Our operations in Europe and Asia primarily provide corrosion control products and services to customers in the marine, offshore and industrial markets. In addition to corrosion control products and services, our operations in Australia are also beginning to provide coatings, NDT and pipeline integrity services to its customer base which include oil and gas, water treatment, mining and marine. Our corrosion monitoring equipment business assembles and sells products including probes, instruments and access fitting to customers in the oil and gas and chemical industries. Revenues relating to this segment totaled $35.9 million (or 21% of consolidated revenues), $35.7 million (or 21% of consolidated revenues) and $29.2 million (or 20% of consolidated revenues) during fiscal 2000, 1999 and 1998, respectively. Approximately 34% of this segment's revenues was attributable to service and 66% to product in fiscal 2000, 33% service and 67% product in fiscal 1999 and 25% service and 75% product in fiscal 1998.

SALES AND MARKETING
         We market our products and services in the United States and Canada primarily through our sales personnel. The technical nature of our products and services requires a highly trained, professional sales force, and, as a result, many of our sales personnel have engineering or technical expertise and experience. Due to the problem solving experience of our engineering staff, potential and existing customers regularly seek out advice from our technical personnel which can result in business opportunities on an ongoing basis.

         Our products and services in the Middle East, Asia, Australia, Europe and South America are marketed by sales personnel as well as by independent, locally based sales representatives. These independent sales representatives are used to supplement the efforts of our direct sales force and to market our products and services to other regions of the world. The independent sales representatives earn commissions on sales that vary by product and service type. Certain products, including rectifiers and corrosion monitoring equipment, are marketed through networks of both domestic and international distributors.

         During fiscal 2000, we initiated a number of actions designed to make our sales and marketing efforts more efficient and effective. In addition, these initiatives are intended to increase market awareness of Corrpro and the products and services it provides. These initiatives included the addition of four professional sales and marketing management personnel, the hiring of additional sales and marketing staff, the realignment of the organization structure of the sales functions and the modification of the sales compensation program. While we believe that these initiatives will benefit us in the long-term, we have not yet realized any significant benefit from the changes made to our sales and marketing functions.

SOURCES AND AVAILABILITY OF RAW MATERIALS
         We assemble certain components of cathodic protection systems, which include aluminum, zinc, magnesium and other metallic anodes. We do not believe that Corrpro is dependent upon any single outside vendor as a source of supply and believe that sufficient alternative sources of supply for the same, similar or alternative products are available.

PATENTS AND LICENSES
         We own patents, patent applications and licenses relating to certain of our products and processes. While our rights under the patents and licenses are of importance to individual components of our operations, our business as a whole is not materially dependent on any one patent or license or on the patents and licenses as a group.

SEASONAL TRENDS
         Our business is somewhat seasonal as winter weather can adversely impact its operations in the northern U.S., Canada and the United Kingdom. Therefore, our revenues during the fourth quarter of our fiscal year (i.e. January through March) are typically lower than revenues during each of the other three quarters.

CUSTOMERS
         Sales are made to a broad range of customers. During the fiscal year ended March 31, 2000 no one customer accounted for more than 10% of our sales. We do not believe that the loss of any one customer would have a materially adverse effect on our business.

         We sell products and services to the U.S. government and agencies and municipalities thereof, including the U.S. Navy. Sales to these customers accounted for approximately 3% of our net sales during fiscal 2000, 1999 and 1998. Our contracts with the U.S. government contain standard provisions permitting the government to terminate such contracts without cause. In the event of termination, we are entitled to receive reimbursement on the basis of the work completed (cost plus a reasonable profit). These contracts are also subject to renegotiation of profits. We have no knowledge of any pending or threatened termination of any of our material government contracts or subcontracts. In addition, government procurement programs are subject to budget cutbacks and policy changes that could alter the demand for our products. Accordingly, our future sales to the government are subject to these budgetary and policy changes.

BACKLOG
         The backlog of unshipped orders was approximately $54 million as of March 31, 2000 and $63 million as of March 31, 1999 and 1998. Backlog is generally represented by purchase orders that may be terminated under certain conditions. However, the actual use of purchase orders by our customers as well as timing of the issuance of such purchase orders can vary significantly. Accordingly, we do not believe backlog is a good predictor of future revenue trends, as based on our recent experience, there is not a direct correlation between changes in backlog and changes in revenue. The backlog has decreased in fiscal year 2000 and it remained flat between 1999 and 1998. We estimate that, based on recent experience, approximately 70% of our backlog of orders at March 31, 2000 will be filled during the fiscal year ending March 31, 2001.

COMPETITIVE CONDITIONS
         Within the corrosion control market, we face competition from a large number of domestic and international companies, all of whom we believe are considerably smaller than Corrpro. Only a few of these competitors offer a broad range of corrosion control engineering services, systems and products and we do not believe that any of our competitors offer the comprehensive range of products and services that we provide. In the services area we compete principally on the basis of quality, technical expertise and capabilities and customer service, although price is a consideration particularly when we are providing construction and installation services. In the product area, we typically compete on the basis of quality and price.

RESEARCH AND DEVELOPMENT
         Our engineering and product development activities are primarily directed toward designing new products and services to meet customers' specific requirements. Product development costs amounted to approximately $1,169,000, $563,000 and $694,000 during fiscal years 2000, 1999 and 1998, respectively.

GOVERNMENT REGULATIONS
         We believe that our current operations and our current use of property, plant and equipment conform in all material respects to applicable laws and regulations. We have not experienced, nor do we anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations.

EMPLOYEES
         As of March 31, 2000, we had 1,238 employees, 524 of whom were located outside the United States.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD LOOKING INFORMATION


         This document includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's expectations and beliefs concerning future events and discuss, among other things, anticipated future performance and revenues, expected growth and future business plans. The words "expect," "believe," "anticipate," "continue," "intend," "may," "should," "project," "estimate," and similar expressions are intended to identify forward-looking statements. We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements and the assumptions upon which the statements are based, including but not limited to those discussed below. In addition, any forward-looking statement speaks only as of the date on which such statement is made and we do not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

         All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are beyond our control. Any one of such influences, or a combination, could materially affect the accuracy of the forward-looking statements and the assumptions on which the statements are based. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

OUR PROFITABILITY CAN BE IMPACTED BY OUR MIX OF PRODUCTS AND SERVICES. Given that our selling, general and administrative costs are largely fixed in terms of dollars, our profitability is largely dependent upon the amount of gross profit we are able to realize. We typically generate higher gross profit margins on pure engineering service jobs than on those jobs that include a material or installation component. In addition, our gross profit margins also can be negatively impacted when we utilize subcontractors. Therefore, a shift in mix from engineering services to more construction and installation type work or an increase in the amount of subcontracting costs could have a negative impact on our operating results. In addition, certain of the products that we sell have gross profit margins that are considerably lower than our overall average gross profit. A shift in mix which results in a greater percentage of revenues relating to these lower margin products would also have a negative impact on our operating results.

THE TIMING OF JOBS CAN IMPACT OUR PROFITABILITY. There are a number of factors, some of which are beyond our control, that can cause projects to be delayed and thus negatively impact our profitability for the related period. These include the availability of labor, equipment or materials, customer scheduling issues, delays in obtaining required permits and weather. In addition, when we are working as a subcontractor on a project, our portion of the project can be delayed as a result of factors relating to other contractors.

THE AVAILABILITY AND VALUE OF LARGER JOBS CAN IMPACT OUR PROFITABILITY. While the majority of our jobs are relatively small, we can have a number of individual contracts ranging between $1 million and $3 million in progress at any one time. These larger contracts generate more gross profit dollars than our typical jobs. Therefore, the absence of larger jobs, which can happen as a result of a number of factors including market conditions, can have a negative impact on our operating results.

OUR OPERATIONS CAN BE IMPACTED BY INCLEMENT WEATHER. A large portion of our service work is performed in the field. Therefore, excessive amounts of rain, snow or cold, as well as other unusual weather conditions, including hurricanes and typhoons, can result in work stoppages. Also, working under inclement weather conditions can reduce our efficiencies which can have a negative impact on our profitability.

OUR ABILITY TO SUCCESSFULLY INTEGRATE AND DEVELOP ACQUIRED BUSINESSES IN A TIMELY MANNER CAN IMPACT OUR OPERATIONS. Acquisitions have been a key component of our growth strategy and we have completed 12 transactions over the past three fiscal years. Our future success depends, in part, on our ability to successfully integrate and develop acquisitions in a timely manner. While acquisitions remain a key component of our growth strategy moving forward, we cannot provide assurances that we will be able to identify and acquire acceptable acquisition candidates on terms favorable to us in the future. In addition, we cannot provide assurances that we will have sufficient funds available to finance future acquisitions. We may be required to incur substantial indebtedness to finance future acquisitions and also may issue equity securities in connection with such acquisitions. Such additional debt may impose a significant burden on our results of operations and financial condition. Also, the issuance of additional equity securities could result in significant dilution to our shareholders. Acquisitions may not perform as expected when the acquisitions are made and may be dilutive to our overall operating results. In addition, our management team may not be able to effectively manage our increased size or operate the newly acquired businesses.

OUR OPERATIONS WILL BE IMPACTED BY OUR ABILITY TO SUCCESSFULLY EXECUTE OUR SALES AND MARKETING INITIATIVES. We have recently undertaken a number of initiatives in our sales and marketing areas which are intended to make these functions more efficient and effective. We cannot, however, provide any assurances that we will be able to successfully implement these initiatives. Also, we cannot provide any assurances that these initiatives will result in higher revenues or increased awareness of Corrpro's products and services.

OUR BUSINESS IS IMPACTED BY CHANGES IN ENERGY PRICES. The products and services we provide to our customers in the energy markets are, to some extent, deferrable in the event that these customers reduce their capital and discretionary maintenance expenditures. The level of spending on these types of expenditures is influenced by oil and gas prices and industry perceptions of future prices. Our experience indicates that our energy customers react to declining oil and gas prices by reducing these capital and discretionary maintenance expenditures. This has in the past, and may in the future, have a negative impact on our business. We are unable to predict future oil and gas prices, however, we believe that a prolonged period of low energy prices could have a negative impact on our business. Typically there is a lag between the time of the price declines and when we start to feel the impact on our results of operations. Conversely, there is also a lag between the time energy prices increase and when we start to feel the impact on our results of operations.

EXISTING, NEW OR CHANGED REGULATORY INITIATIVES CAN IMPACT OUR BUSINESS.
         Corrpro and its customers are subject to federal, state and local environmental and other laws and regulations affecting operations and imposing standards for the protection of health, welfare, and the environment. Such laws and regulations, and applicable interpretations thereof, could expose us to liability for acts which are or were in compliance at the time such acts were performed. We cannot predict whether future legislative or regulatory developments might have an adverse effect on Corrpro.

FOREIGN OPERATIONS AND FOREIGN CURRENCY EXCHANGE RISK
         Our foreign subsidiaries generally conduct business in local currencies. We have not been significantly affected by foreign currency exchange rate fluctuations or foreign exchange restrictions. Our foreign sales activities are, however, subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

ITEM 2.  PROPERTIES

         As of March 31, 2000, we owned nine of our locations. Approximately sixty-seven locations were leased from unrelated third parties. Certain property locations may contain multiple operations, such as an office and warehouse facility. The owned facilities and the leased facilities with greater than 5,000 square feet are listed below.

Location                     Description                            Owned/Leased
--------                     -----------                            ------------

Bakersfield, California      Office and Warehouse Facility              Owned
Belle Chase, Louisiana       Office and Warehouse Facility              Leased
Billings, Montana            Office and Warehouse Facility              Leased
Brampton, Ontario            Office and Warehouse Facility              Leased
Brisbane, Australia          Office and Warehouse Facility              Leased
Conyers, Georgia             Office and Warehouse Facility              Leased
Dammam, Saudi Arabia         Production and Warehouse Facility          Leased
Dorval, Quebec               Office and Warehouse Facility              Leased
Eastleigh, Hants, UK         Office and Warehouse Facility              Owned
Edmonton, Alberta            Office, Production and Warehouse Facility  Owned
Nisku, Alberta               Office and Warehouse Facility              Owned
Estevan, Saskatchewan        Office and Warehouse Facility              Owned
Glendale, Arizona            Office and Warehouse Facility              Leased
Houston, Texas               Office and Warehouse Facility              Leased
Jakarta, Indonesia           Office and Warehouse Facility              Leased
Liberal, Kansas              Office and Warehouse Facility              Leased
Medina, Ohio                 Corporate Headquarters                     Owned
Medina, Ohio                 Office and Warehouse Facility              Owned
Melbourne, Australia         Office and Warehouse Facility              Leased
Midland, Texas               Office and Warehouse Facility              Leased
Ocean City, New Jersey       Office Facility                            Leased
Perth, Australia             Office and Warehouse Facility              Leased
San Leandro, California      Office and Warehouse Facility              Leased
Sand Springs, Oklahoma       Office, Production and Warehouse Facility  Leased
Santa Fe Springs, California Office, Production and Warehouse Facility  Leased
Schaumburg, Illinois         Office and Warehouse Facility              Owned
Sharjah, UAE                 Office and Production Facility             Leased
Singapore                    Office Facility                            Leased
Stockton-on-Tees, UK         Office, Production and Warehouse Facility  Owned
Sydney, Australia            Office and Warehouse Facility              Leased
Union, New Jersey            Office and Warehouse Facility              Leased
West Chester, Pennsylvania   Office and Warehouse Facility              Leased


         We consider the properties owned or leased by us to be generally sufficient to meet our requirements for office, production and warehouse space. We do not consider any one of our properties to be material, since we believe that if it becomes necessary or desirable to relocate any of our office, production and warehouse facilities, other suitable properties could be found.

ITEM 3.  LEGAL PROCEEDINGS

         Although in the Company's opinion the following claim is without merit and will have no material effect on the Company, disclosure is being made in order to comply with applicable requirements of the Securities and Exchange Commission. The Company is a defendant in a complaint filed on November 12, 1998, as subsequently amended, in United States District Court, Northern District of Ohio, Eastern Division. The lawsuit arises out of adoption by the Environmental Protection Agency ("EPA") of the American Society for Testing and Materials ("ASTM") of standards permitting non-invasive methods for inspecting and testing underground storage tanks. Prior to adoption of such standards, underground storage tanks were inspected by visual manned inspections. After convening a task force to study the issue, the EPA and ASTM recognized several other methods of tank assessment, including statistical and analytical methods used by the Company and other corrosion control service providers. The plaintiffs in the lawsuit, Armor Shield, Inc. and Doublewall Retrofit Systems, Inc., have claimed that the methods used by the Company are not as protective of human health and the environment as internal manned tank inspection, that ASTM procedures were manipulated and that EPA approval was obtained fraudulently. The plaintiffs, which provide internal manned inspection and lining services and equipment, have claimed violations of federal and state anti-trust laws, unreasonable restraint of trade, false advertising and unfair competition, which allegedly caused injury to their businesses and property in excess of $30 million. They are seeking damages and injunctive relief. The complaint also names, among others, an executive officer of the Company and a director of the Company.

         The Company believes that the claims are without merit and has filed a motion to dismiss the anti-trust claim for failure to state a claim and on the basis that there has been no injury to competition. The Company denies any allegations of wrongdoing and is vigorously defending the claims.

         In January 2000, the Michigan Department of Environmental Quality ("MDEQ") issued an administrative decision which could have the effect of modifying MDEQ's 1995 approval of certain assessment methodologies utilized by the Company in determining whether certain underground storage tanks meet Michigan's regulatory requirements for upgrade by means of cathodic protection. These assessment methodologies have been and remain recognized by the United States Environmental Protection Agency and the other states in which the Company utilized such methodologies for virtually identical purposes. The Company believes that MDEQ's decision is in error and on January 24, 2000 filed a complaint and claim of appeal in the Circuit Court for the County of Ingham, Michigan seeking declaratory relief and appealing the decision on several grounds. In addition, MDEQ has agreed not to enforce the administrative decision pending the outcome of the appeal.

         The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to any such matters will not materially affect future operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the names of all executive officers of the Company and certain other information relating to their position held with the Company and other business experience.

EXECUTIVE OFFICER        AGE        RECENT BUSINESS EXPERIENCE
-----------------        ---        --------------------------

Joseph W. Rog            60         Chairman of the Board of Directors since
                                    June 1993 and Chief Executive Officer since the Company's formation in 1984. President of the Company since June 1995 and from January 1984 to June 1993.

Michael K. Baach         45         Executive Vice President since April 1993,
                                    Assistant Secretary since June 1995 and
                                    Senior Vice President since 1992. Prior to that, Mr. Baach was Vice President of Sales and Marketing since the Company's formation in 1984.

George A. Gehring, Jr.   56         Executive Vice President since April 1993
                                    and Senior Vice President since 1991. Prior to that, Mr. Gehring served as President of Ocean City Research Corporation.

David H. Kroon           50         Executive Vice President since April 1993
                                    and Senior Vice President since the
                                    Company's formation in 1984.

Barry W. Schadeck        49         Executive Vice President since June 1995 and
                                    President of Corrpro Canada, Inc., a
                                    wholly-owned subsidiary of the Company,
                                    since its formation in May 1994. Prior to that, Mr. Schadeck served as President since
                                    April 1993 and Chief Financial Officer since
                                    1979 of the Company's Commonwealth Seager
                                    Group subsidiary.

Neal R. Restivo          40         Executive Vice President, Chief Financial
                                    Officer, Secretary and Treasurer since March
                                    1998. Senior Vice President, Chief Financial
                                    Officer, Secretary and Treasurer since
                                    October 1995. From November 1989 to
                                    September 1995, Mr. Restivo was with Waxman
                                    Industries, Inc., most recently as Senior
                                    Vice President, Finance and Chief Financial
                                    Officer. Prior to that, from August 1982 to November 1989, Mr. Restivo was employed by
                                    Arthur Andersen LLP, where he was an Audit
                                    Manager since 1988.

Michael R. Tighe         49         Executive Vice President International East
                                    since July 1999. Senior Vice President
                                    Eastern International Operations since
                                    October 1998. Senior Vice President since
                                    January 1994. Prior to that, Mr. Tighe was
                                    President and General Manager of Elgard
                                    Corporation, an anode manufacturer.

Ted Bojanowski           43         Senior Vice President, Marketing and
                                    Strategic Planning since December 1999.
                                    Prior to that Mr. Bojanowski spent 18 years with Coltec Industries in sales, marketing and operational roles of increasing responsibility. His most recent position was Senior Vice President of Marketing and Sales for Garlock Sealing Technologies, Inc.

Mozelle T. Jackson       33         Vice President and Corporate Controller
                                    since July 1996. Corporate Controller since
                                    December 1995. Prior to that Ms. Jackson was with Waxman Industries, Inc. most recently as Vice President, Corporate Controller. Ms.
                                    Jackson had prior experience with the Allen
                                    Group Inc. and Arthur Andersen LLP.

John D. Moran            42         General Counsel and Assistant Secretary
                                    since December 1996 and Vice President since
                                    October 1998. Prior to that, Mr. Moran was in-house counsel for Sealy Corporation for ten years and served as Secretary. Mr. Moran had prior experience with Grant Thornton.

James W. DeLong          54         Vice President Human Resources since January
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

                                     PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

PRICE RANGE OF COMMON SHARES

         Our Common Shares are listed on the New York Stock Exchange ("NYSE") under the symbol "CO." The following table sets forth the high and low closing sale prices for the Common Shares on the NYSE for the fiscal periods indicated.

                               FISCAL 2000                  FISCAL 1999
                               -----------                  -----------
                            HIGH          LOW             HIGH          LOW
                            ----          ---             ----          ---


First Quarter             $ 11.38      $  8.63          $ 12.75      $ 11.25
Second Quarter               9.25         5.88            12.00        10.00
Third Quarter                8.25         5.25            13.00         9.25
Fourth Quarter               6.00         4.75            12.50        11.13


The above information reflects the five-for-four stock split that was effected via a stock dividend payable June 19, 1998 to shareholders of record as of June 5, 1998.

HOLDERS OF RECORD

         On June 21, 2000, there were 228 holders of record of our Common
Shares.

DIVIDENDS

         In recent years, we have not paid any cash dividends on our Common Shares. We currently anticipate that we will retain all future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Provisions within our bank credit agreement and Senior Note agreement limit the amount of cash dividends we can pay.

ITEM 6.  SELECTED FINANCIAL DATA

         The financial data presented below for each of the five years ended March 31 should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               2000            1999           1998           1997         1996
                                               ----            ----           ----           ----         ----
STATEMENT OF INCOME DATA:
Revenues                                     $ 168,442      $ 171,380      $ 146,581      $ 115,485      $ 104,856
Operating income (loss) (1)                      8,587         17,166         11,117          7,222         (3,415)
Interest expense                                 5,339          3,777          2,334          1,595          1,841
                                             ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes                3,248         13,389          8,783          5,627         (5,256)
Income tax provision (benefit)                   1,299          5,356          3,613          2,453         (2,102)
                                             ---------      ---------      ---------      ---------      ---------
Income (loss) from continuing operations     $   1,949      $   8,033      $   5,170      $   3,174      $  (3,154)
                                             =========      =========      =========      =========      =========

EARNINGS PER SHARE FROM
  CONTINUING OPERATIONS-
           Basic                             $    0.25      $    1.02      $    0.63      $    0.38      $   (0.41)
           Diluted                                0.25           0.98           0.61           0.37          (0.41)



OTHER DATA:
EBITDA(2)                                    $  16,677      $  21,522      $  14,587      $  11,940      $   3,591
Working capital, excluding net assets
held for sale                                   49,483         57,708         49,584         32,962         29,188
Total assets                                   140,864        147,595        136,275        106,918        107,398
Long-term debt, net of current portion          61,070         60,864         47,695         25,635         26,616
Shareholders' equity                            54,234         58,056         57,961         54,676         54,281


(1) Includes unusual items totaling $2,000 in fiscal 2000, $1,700 in fiscal 1997 and $4,368 in fiscal 1996.

(2) For purposes of the above table, "EBITDA" means earnings from continuing operations before interest, taxes, depreciation, amortization and unusual items and should not be considered as an alternative to net income or any other generally accepted accounting principle measure of performance or as an indication of the Company's operating performance or as a measure of liquidity. We believe EBITDA is a widely accepted financial indicator of a company's ability to service debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion and analysis contains certain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See "Business - Factors Influencing Future Results and Accuracy of Forward Looking Information."

         The primary factor driving our fiscal 2000 results was the impact of the sharp drop off we experienced in the underground storage tank (UST) market. During fiscal 1999 we benefited from the December 1998 regulatory deadline which mandated that all UST's meeting certain specified criteria must have corrosion protection systems in place by December 22, 1998 or else be replaced or closed. In fiscal 1999 our revenues relating to the UST market totaled $27.2 million. As a result of the passing of the December 1998 deadline, UST revenues dropped significantly to $4.5 million in fiscal 2000. Therefore our challenge in fiscal 2000 was to overcome the impact of this significant loss of business.

         During fiscal 2000, we undertook a number of initiatives designed to address our revenue-related issues by strengthening our sales and marketing functions. These initiatives included the hiring of professional sales and marketing management, the hiring of additional sales and marketing staff, the re-alignment of the sales organizational structure and the modification of the sales compensation program. In addition, we are working to increase market awareness of Corrpro and the products and services it provides. We believe these initiatives will benefit us in the long-term. However, to date we have not yet realized any significant benefits from these sales and marketing initiatives.

         We have also been focusing on new and developing technology within our industry and have been investing in areas such as remote monitoring, non-destructive testing and corrosion monitoring where we see significant opportunities. For example, in September 1999, we acquired the leading remote monitoring electronics and software technology for corrosion-related applications. This technology was acquired from a company that was experiencing severe financial difficulties and, as a result, we have had to invest a significant amount of time and resources into refining this product line and putting it into production. These efforts are ongoing and we have not yet realized any real financial benefit from the remote monitoring area.

         We believe that the investments we are making in the sales and marketing and technology areas will help to facilitate long-term, sustainable growth. These investments have, however, increased our operating expense levels which we believe, in the short-term, will continue to put pressure on our results of operations.

         In September 1999, we completed the sale of our foundry operations in the U.K. and Asia. For financial reporting purposes, these foundry operations are being reported as discontinued operations. The prior year results have been reclassified to conform with the fiscal 2000 discontinued operations presentation.

OPERATING RESULTS OF THE COMPANY

YEAR ENDED MARCH 31, 2000 COMPARED TO YEAR ENDED MARCH 31, 1999

REVENUES

         Revenues for fiscal 2000 totaled $168.4 million compared with $171.4 million for fiscal 1999, a decrease of 1.7%. The fiscal 2000 revenues include full year results of Corrpro Australia, Basco, D.C. Corrosion and three smaller acquisitions as well as the results of CSI and the three other fiscal 2000 acquisitions, all subsequent to their respective acquisition dates. The results of these acquisitions, in total, are no longer separable as they have been integrated into the Company's operations. UST revenues were $4.5 million in fiscal 2000 compared to $27.2 million in fiscal 1999. Excluding the impact of the UST market, revenues increased 13.7% in fiscal 2000.

         Fiscal 2000 revenues relating to the Domestic Core Operations totaled $100.1 million compared to $108.1 million in fiscal 1999, a decrease of 7.4%. All of our UST revenues related to our Domestic Core Operations. Excluding the impact of the UST market, the Domestic Core Operations grew approximately 17.5% between years. This growth related to the general engineering business as well as growth in target areas, such as above ground storage tanks, coatings and electric power.

         Revenues relating to the Canadian Operations totaled $24.8 million compared to $16.0 million in fiscal 1999, an increase of or 54.7%. A large portion of this increase relates to the acquisitions of D.C. Corrosion and CSI Coating Systems. During fiscal 2000, the Canadian Operations continued to experience some weakness in the energy segment of its business.

         Fiscal 2000 revenues relating to the Middle East Operations totaled $16.9 million compared to $11.5 million in fiscal 1999, an increase of 46.1%. The Middle East has benefited from several capital projects including the construction of a new airport in Dubai, UAE. This project was completed in fiscal 2000. Another project that has been on going is the construction of a large power plant in Saudi Arabia. This project will continue into fiscal 2001.

         The Other Operations had total revenues in fiscal 2000 of $35.9 million compared to $35.7 million in fiscal 1999, an increase of 0.6%. The Other Operations include our operations in Europe, Asia and Australia as well as our corrosion monitoring equipment business. Increases related to our operations in Australia and Asia have been offset by a decline in the market for corrosion monitoring equipment which has not yet benefited from the recent higher energy prices and by a decline in revenues from our business in Europe.

GROSS PROFIT

         On a consolidated basis, gross profit (defined as revenues less cost of sales items) for fiscal 2000 totaled $51.5 million (30.6% of revenues) compared to $57.1 million (33.3% of revenues) for fiscal 1999, a decrease in gross profit dollars of 9.8%. Excluding the $1.5 million unusual item described below, gross profit for fiscal 2000 totaled $53.5 million (31.8% of revenues), a decrease in gross profit dollars of 6.3%. The decrease in gross profit dollars in fiscal 2000 is the result of lower revenues as discussed above and lower gross profit margins. The fiscal 1999 margins benefited from the significant amount of high margin UST work that was completed during the year. The lower margin percentages in fiscal 2000 also relate to the Middle East Operations. The Middle East performed work on several large projects in fiscal 2000 that contributed to their 46.1% increase in revenues but resulted in lower gross profit margins. These projects had a large construction component which typically results in lower margins than pure engineering type work. Also impacting fiscal 2000 gross margins was $0.6 million of unreimbursed cost overruns on two large jobs completed during the fourth quarter.

UNUSUAL ITEMS

         During fiscal 2000 we recorded an unusual item of $2.0 million. This unusual item is comprised of two items. The first was a $1.5 million charge relating to the consolidation of our electronics product group. The electronics product group includes items such as rectifiers, remote monitoring equipment, two-way paging systems, smart test stations and data management software. This consolidation included centralizing the production of the electronics products at our existing production facility in Edmonton. As part of this consolidation process, certain duplicate products were discontinued. The $1.5 million charge represents the estimated loss to be incurred in connection with the disposal of the discontinued products. The actual loss that we ultimately realize could differ from this estimate. The remaining $0.5 million charge represents estimated future legal costs to be incurred in connection with two ongoing matters. See "Legal Proceedings" for a discussion of these two matters.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative (S,G&A) expense for fiscal 2000 totaled $42.9 million (25.5% of revenues) compared with $39.9 million (23.3% of revenues) for fiscal 1999, an increase of 7.5%. Almost the entire increase in S,G&A expense occurred during the fourth quarter. During the fourth quarter we incurred approximately $0.8 million of unusually high levels of certain expenses including legal related costs, employee medical costs and relocation costs. In addition, we have continued to invest in the sales and marketing and technology areas of our business. These investments have also contributed to the higher S,G&A levels.

OPERATING INCOME

         Operating income for fiscal 2000 totaled $8.6 million compared with $17.2 million during fiscal 1999, a decrease of 50.0%. The decrease in operating income is attributable to lower revenues, lower gross profit margins and higher operating expenses. The current year results also included the $2.0 million unusual item discussed above. Excluding the unusual item, operating income decreased approximately 38.3%.

INTEREST EXPENSE

                  Interest expense for fiscal 2000 totaled $5.3 million compared to $3.8 million for fiscal 1999. The increase relates to increased weighted average borrowings as well as higher interest rates in fiscal 2000. Weighted average borrowings have increased primarily because we have used debt to finance the eleven acquisitions we completed during fiscal years 1999 and 2000. In addition, the weighted average interest rate on our variable rate debt has gone up between years due to increases in the general interest rate environment. Approximately 50% of our debt has a variable interest rate.

INCOME TAX PROVISION

         We recorded a provision for income taxes of $1.3 million for fiscal 2000 compared to $5.4 million for fiscal 1999. The effective tax rate for both fiscal 2000 and 1999 was 40.0%. See Note 6 to Notes to Consolidated Financial Statements for reconciliation of our effective tax rates.

INCOME FROM CONTINUING OPERATIONS

         Income from continuing operations before extraordinary charge for fiscal 2000 totaled $1.9 million compared with $8.0 million in fiscal 1999, a decrease of 75.7%. Diluted earnings per share decreased 74.5% to $0.25 in fiscal 2000 compared with $0.98 in fiscal 1999.

YEAR ENDED MARCH 31, 1999 COMPARED TO YEAR ENDED MARCH 31, 1998

REVENUES

         Revenues for fiscal 1999 totaled $171.4 million compared with $146.6 million for fiscal 1998, an increase of 16.9%. The fiscal 1999 revenues include full year results of CPS, which was acquired effective July 1, 1997 as well as the results of Corrpro Australia, Basco, D.C. Corrosion and four smaller acquisitions subsequent to their respective acquisition dates. Excluding the impact of these acquisitions, we estimate that revenues increased approximately 5%.

         The Domestic Core Operations revenues increased 25.9% during fiscal 1999 to $108.1 million. A large portion of this segment's growth related to the providing of corrosion protection systems to the underground storage tank (UST) market. Growth was also achieved in the other components of the segment's service business. The growth achieved by the Domestic Core Operations was offset, in part, by the impact of low energy prices. In fiscal 1999, low energy prices caused delays in capital projects to be put on hold as well as general reductions in spending by some of our energy industry customers.

         Revenues relating to the Canadian Operations were down 19.5% during fiscal 1999 and totaled $16.0 million. The impact of D.C. Corrosion, which was acquired effective February 1, 1999, on the segment's results was not significant. The Canadian Operation's revenues were impacted by low energy prices that caused certain capital projects to be put on hold. As a result, the segment's business mix shifted from new capital projects to more maintenance-type work that generates lower revenues but typically carries higher margins.

         Our Middle East Operations had revenues of $11.5 million in fiscal 1999. This was down 1.2% from fiscal 1998 revenues of $11.7 million. The Middle East Operations were impacted by low energy prices that caused certain capital projects to be put on hold as well as general reductions in spending by some of our energy industry customers. This limited our opportunity for revenue growth in the Middle East in fiscal 1999. However, there were several large projects already in progress that allowed us to maintain our revenue levels with fiscal 1998.

         Revenues relating to Other Operations, which includes our operations in Europe, Asia and Australia as well as our corrosion monitoring equipment business, increased 22.4% in fiscal 1999 to $35.7 million. Fiscal 1999 results include Corrpro Australia subsequent to the July 1, 1998 effective date of the acquisition. Excluding the impact of this acquisition, the segment's revenues increased 1.8%.

GROSS PROFIT

         On a consolidated basis, our gross profit for fiscal 1999 totaled $57.1 million (33.3% of revenues) compared to $46.3 million (31.6% of revenues) for fiscal 1998, an increase in gross profit dollars of 23.3%. The improvement in gross margins relates to a higher percentage of service revenues in fiscal 1999 as well as a more profitable mix of service revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         S,G&A expense for fiscal 1999 totaled $39.9 million (23.3% of revenues) compared with $35.2 million (24.0% of revenues) for fiscal 1998, an increase of 13.5%. Excluding the impact of acquisitions, we estimate that operating expenses increased approximately 1% between years.

OPERATING INCOME

         Operating income for fiscal 1999 totaled $17.2 million compared with $11.1 million during fiscal 1998, an increase of 54.4%.

INTEREST EXPENSE

         Interest expense for fiscal 1999 totaled $3.8 million compared to $2.3 million for fiscal 1998. The increase relates primarily to increased borrowings in connection with the seven acquisitions completed during fiscal 1999.

INCOME TAX PROVISION

         We recorded a provision for income taxes of $5.4 million for fiscal 1999 compared to $3.6 million for fiscal 1998. The effective tax rate for both fiscal 1999 and 1998 was 40.0%. See Note 5 to Notes to Consolidated Financial Statements for reconciliation of our effective tax rates.

INCOME FROM CONTINUING OPERATIONS

         Income from continuing operations for fiscal 1999 totaled $8.0 million compared with $5.2 million in fiscal 1998, an increase of 55.4%. Diluted earnings per share increased 60.7% to $0.98 in fiscal 1999 compared with $0.61 in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, we had working capital of $49.5 million compared to $57.7 million at March 31, 1999, a decrease of $8.2 million or 14.3%. The primary reason for the decrease in working capital in fiscal 2000 is a reduction in accounts receivable. Accounts receivable decreased $10.9 million primarily due to our increased focus on cash collections.

         During fiscal 2000, cash provided by operating activities totaled $13.7 million. This resulted from a combination of the positive cash flow generated by our operations along with the decrease in working capital discussed above. Cash used for investing activities totaled $12.0 million during fiscal 2000 which included $8.5 million related to acquisitions and $3.5 million for capital expenditures. Cash used for financing activities totaled $3.4 million during fiscal 2000 which included repayment of debt of $2.4 million as well as $1.4 million of cash used to repurchase common shares.

         In March 1999 we entered into an $80 million revolving credit facility that expires on April 30, 2002. At March 31, 2000 we did not meet the leverage ratio contained in the revolving credit facility agreement. The leverage ratio is defined as the ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). We also did not meet the similar financial covenant contained in our Senior Note agreement. Effective June 9, 2000, we amended both our revolving credit facility agreement and our Senior Note agreement to, among other things, eliminate the financial covenant violation. In connection with the amendment of the revolving credit facility, we reduced the size of the facility from $80 million to $50 million. This amendment also put in place a borrowing base formula which limits the amount we can borrow under the revolving credit facility. As a result of the amendments, we estimate that the interest rates on our revolving credit facility borrowings and Senior Notes will increase between 75 and 100 basis points depending upon our leverage ratio.

         In addition to the domestic bank credit facility, we have various smaller lines of credit with foreign banks which totaled approximately $5.4 million. Total availability under the domestic and foreign credit facilities at March 31, 2000 was approximately $14.5 million after giving consideration to the borrowing base limitations contained in the June 9, 2000 amendment to our revolving credit facility. We used proceeds from our domestic and foreign credit facilities along with cash on hand to fund the fiscal 2000 and fiscal 1999 acquisitions. We were in compliance with all debt covenants at March 31, 2000 after giving effect to the June 9, 2000 amendments.

         During fiscal 2000, the Company incurred significant legal fees in connection with several matters including the two matters discussed in "Legal Proceedings." At March 31, 2000, we established a $0.5 million reserve for expected future legal costs associated with the two matters. We expect to pay this amount during fiscal 2001. However, the actual amounts of legal fees to be paid relating to these and other matters may exceed our estimate.

         We believe that cash generated by operations and amounts available under our domestic bank credit facility and foreign lines of credit will be sufficient to satisfy our liquidity requirements through at least fiscal 2001.

CHANGES IN ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting on Comprehensive Income." We were required to adopt SFAS 130 for the quarter ending June 30, 1998. Comprehensive income includes net income and other revenues, expenses, gains, and losses that are excluded from net income but included as a component of total shareholders' equity. Comprehensive income amounts for the Company are comprised of the effect of foreign currency translation adjustments in accordance with SFAS No. 52, "Foreign Currency Translation". The accumulated balance of foreign currency translation adjustments, excluded from net income, is presented in the Consolidated Balance Sheet and Statement of Shareholders' Equity as "Accumulated other comprehensive income". As required, we adopted SFAS 130 for the quarter ending June 30, 1999 and all prior periods have been restated to conform with SFAS 130.

         In fiscal 1999, we adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," which changes the way we report information about our operating segments. The information for all prior periods has been restated to conform with SFAS 131. Implementation of this disclosure standard has not affected our financial position or results of operations.

         In February 1998, the Financial Accounting Standards Board issued SFAS 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits". SFAS 132 revises disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS 132 was effective for years beginning after December 15, 1997. As required, we adopted SFAS 132 for the year ending March 31, 1999.

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This Statement is effective for all quarters of fiscal years beginning after June 15, 2000. Implementation of SFAS 133 is not expected to affect our financial position or results of operations.

EFFECT OF INFLATION AND FOREIGN CURRENCY TRANSLATION

         We do not believe that inflation has had a significant effect on our results of operations for the periods presented. In addition, we were not significantly affected by currency fluctuations or foreign exchange restrictions and we believe that risks resulting from our increased foreign sales are manageable.

YEAR 2000

         As of the date of this report, we have no knowledge of any material issues relating to Year 2000 related malfunctions that could have a material adverse effect on our financial condition or results of operations. We continue to monitor the status of our business operations and information systems for Year 2000 related issues.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Begins on following page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Corrpro Companies, Inc.

         We have audited the accompanying consolidated balance sheets of Corrpro Companies, Inc. and subsidiaries (the Company) as of March 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corrpro Companies, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.





KPMG LLP
Cleveland, Ohio
May 9, 2000, except for paragraphs 2 and 4 of Note 3 as to which the date is June 12, 2000

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2000 AND 1999

                                 (In Thousands)

                                     ASSETS

                                                  2000               1999
                                                  ----               ----

CURRENT ASSETS:
    Cash and cash equivalents                  $   1,965          $   3,957
    Accounts receivable, net                      38,561             47,232
    Inventories                                   24,118             26,182
    Prepaid expenses and other                     6,646              5,085
    Deferred income taxes                          2,557              2,185
    Net assets held for sale                          --              5,110
                                               ---------          ---------
         Total current assets                     73,847             89,751
                                               ---------          ---------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                             598                539
    Buildings and improvements                     7,523              5,792
    Equipment, furniture and fixtures             20,234             17,373
                                               ---------          ---------
                                                  28,355             23,704
    Less accumulated depreciation                (12,202)           (10,057)
                                               ---------          ---------
    Property, plant and equipment, net            16,153             13,647
                                               ---------          ---------

OTHER ASSETS:
    Goodwill, net                                 40,437             34,423
    Deferred income taxes                          4,755              3,857
    Other assets                                   5,672              5,917
                                               ---------          ---------
         Total other assets                       50,864             44,197
                                               ---------          ---------

                                               $ 140,864          $ 147,595
                                               =========          =========



           The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2000 AND 1999

                      (In Thousands, Except Per Share Data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                 2000            1999
                                                                 ----            ----

CURRENT LIABILITIES:
    Short-term borrowings                                      $     795       $   1,822
    Current portion of long-term debt                                521             413
    Accounts payable                                              15,157          13,951
    Accrued liabilities and other                                  7,891          10,747
                                                               ---------       ---------
         Total current liabilities                                24,364          26,933
                                                               ---------       ---------

LONG-TERM DEBT, NET OF CURRENT PORTION                            61,070          60,864

DEFERRED INCOME TAXES                                              1,039           1,545

COMMITMENTS AND CONTINGENCIES                                         --              --

MINORITY INTEREST                                                    156             197

SHAREHOLDERS' EQUITY:
    Serial Preferred Shares, voting, no par value;
      1,000 shares authorized and unissued                            --              --
    Common Shares, voting, no par value, stated value
      $0.26 per share; 40,000 shares authorized; 8,536
      and 8,453 shares issued in 2000 and 1999; 7,687 and
      7,757 shares outstanding in 2000 and 1999                    2,276           2,255
    Additional paid-in capital                                    51,486          50,945
    Accumulated earnings                                          10,247          12,915
                                                               ---------       ---------
                                                                  64,009          66,115
    Accumulated other comprehensive income (loss)                 (1,699)         (1,413)
    Common Shares in treasury, at cost                            (8,075)         (6,646)
                                                               ---------       ---------
         Total shareholders' equity                               54,235          58,056
                                                               ---------       ---------

                                                               $ 140,864       $ 147,595
                                                               =========       =========



         The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                      (In Thousands, Except Per Share Data)

                                                                   2000            1999             1998
                                                                   ----            ----             ----

Revenues                                                        $ 168,442        $ 171,380       $ 146,581

Operating costs and expenses:
  Cost of sales                                                   114,954          114,314         100,300
  Unusual items (includes $1,500 relating
        to cost of sales)                                           2,000               --              --
  Selling, general and administrative expenses                     42,901           39,900          35,164
                                                                ---------        ---------       ---------
Operating income                                                    8,587           17,166          11,117

Interest expense                                                    5,339            3,777           2,334
                                                                ---------        ---------       ---------
Income from continuing operations before
  income taxes and extraordinary charge                             3,248           13,389           8,783
Provision for income taxes                                          1,299            5,356           3,613
                                                                ---------        ---------       ---------
Income from continuing operations before
  extraordinary charge                                              1,949            8,033           5,170
Discontinued operations:
  Income (loss) from operations, net of income taxes                 (353)             462           1,721
  Loss on disposal, net of income taxes                            (4,264)          (3,998)             --
                                                                ---------        ---------       ---------
Income (loss) before extraordinary charge                          (2,668)           4,497           6,891
Extraordinary charge, net of income taxes                              --             (246)             --
                                                                ---------        ---------       ---------
Net income (loss)                                               $  (2,668)       $   4,251       $   6,891
                                                                =========        =========       =========

Earnings (loss) per share - Basic:
  Income from continuing operations before
    extraordinary charge                                        $    0.25        $    1.02       $    0.63
  Discontinued operations:
    Income (loss) from operations, net of income taxes              (0.05)            0.06            0.22
    Loss on disposal, net of income taxes                           (0.55)           (0.51)             --
  Extraordinary charge, net of income taxes                            --            (0.03)             --
                                                                ---------        ---------       ---------
Net income (loss)                                               $   (0.35)       $    0.54       $    0.85
                                                                =========        =========       =========

Weighted average shares outstanding - Basic                         7,663            7,851           8,155
                                                                =========        =========       =========

Earnings (loss) per share - Diluted:
  Income from continuing operations before
    extraordinary charge                                        $    0.25        $    0.98       $    0.61
  Discontinued operations:
    Income (loss) from operations, net of income taxes              (0.05)            0.06            0.20
    Loss on disposal, net of income taxes                           (0.54)           (0.49)             --
  Extraordinary charge, net of income taxes                            --            (0.03)             --
                                                                ---------        ---------       ---------
Net income (loss)                                               $   (0.34)       $    0.52       $    0.81
                                                                =========        =========       =========

Weighted average shares outstanding - Diluted                       7,824            8,224           8,468
                                                                =========        =========       =========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998


                      (In Thousands, Except per Share Data)

                                                                                         ACCUMULATED
                                                        COMMON                              OTHER
                                                        SHARES                              COMPRE-     COMMON
                                             SERIAL     ($0.26    ADDITIONAL                HENSIVE     SHARES
                                            PREFERRED   STATED      PAID-IN  ACCUMULATED    INCOME       IN
                                             SHARES     VALUE)      CAPITAL   EARNINGS      (LOSS)     TREASURY*   TOTAL
                                             ------     ------      -------   --------      ------     ---------   -----

March 31, 1997                          $         --    $ 2,238     $50,590     $ 1,773    $    894   $   (819)   $54,676
  Comprehensive Income:
     Net income                                   --         --          --       6,891          --         --      6,891
     Cumulative translation adjustment            --         --          --          --        (412)        --       (412)
                                                                                                                  -------
  Total Comprehensive Income                      --         --          --          --          --         --      6,479

  Exercise of 25 stock options                    --          7         118          --          --         --        125
  Repurchase of 332 Common Shares                 --         --          --          --          --     (3,319)    (3,319)
                                        ------------    -------     -------     -------    --------   --------    -------
March 31, 1998                                    --      2,245      50,708       8,664         482     (4,138)    57,961
  Comprehensive Income:
     Net income                                   --         --          --       4,251          --         --      4,251
     Cumulative translation adjustment            --         --          --          --      (1,895)        --     (1,895)
                                                                                                                   -------
  Total Comprehensive Income                      --         --          --          --          --         --      2,356

  Exercise of 39 stock options                    --         10         237          --          --         --        247
  Repurchase of 249 Common Shares                 --         --          --          --          --     (2,833)    (2,833)
  Issuance of 26 shares                           --         --          --          --          --        325        325
                                        ------------    -------     -------     -------    --------   --------    -------
March 31, 1999                                    --      2,255      50,945      12,915      (1,413)    (6,646)    58,056
Comprehensive Loss:
     Net loss                                     --         --          --      (2,668)         --         --     (2,668)
     Cumulative translation adjustment            --         --          --          --        (286)        --       (286)
                                                                                                                  -------
  Total Comprehensive Loss                        --         --          --          --          --         --     (2,954)

  Exercise of 82 stock options                    --         21         541          --          --         --        562
  Repurchase of 153 Common Shares                 --         --          --          --          --     (1,429)    (1,429)
                                        ------------    -------     -------     -------    --------   --------    -------
March 31, 2000                          $         --    $ 2,276     $51,486     $10,247    $ (1,699)  $ (8,075)   $54,235
                                        ============    =======     =======     =======    ========   ========    =======



*Shares held in treasury totaled 141 at March 31, 1997; 473 at March 31, 1998, 696 at March 31, 1999 and 849 at March 31, 2000.



           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                 (In Thousands)

                                                                        2000                1999                  1998
                                                                        ----                ----                  ----

Cash flows from operating activities:
  Net income (loss)                                                  $ (2,668)            $  4,251             $  6,891
  Adjustments to reconcile net income (loss)
    to net cash provided by continuing operations:
    Depreciation and amortization                                       6,090                4,356                3,470
    Deferred income taxes                                                (758)                (776)                 234
    Loss on sale of assets                                                 (8)                  --                 (173)
    Loss from discontinued operations                                     353                 (462)              (1,721)
    Loss on disposal of discontinued operations                         4,264                3,998                   --
    Minority interest                                                     (39)                (265)                  (4)
Changes in operating assets and liabilities,
  net of effects of acquisitions:
        Accounts receivable                                            10,948               (4,819)                (640)
        Inventories                                                     2,840               (1,911)              (3,958)
        Prepaid expenses and other                                     (1,771)               2,727               (1,357)
        Other assets                                                   (2,459)              (1,228)                 788
        Accounts payable and accrued expenses                          (3,259)              (6,151)                 609
                                                                     --------             --------             --------
         Total adjustments                                             16,201               (4,531)              (2,752)
                                                                     --------             --------             --------
         Net cash provided by continuing operations                    13,533                 (280)               4,139
Net cash provided by discontinued operations                              147                2,529                2,581
                                                                     --------             --------             --------
         Net cash provided by operations                               13,680                2,249                6,720
                                                                     --------             --------             --------

Cash flows from investing activities:
  Additions to property, plant and equipment                           (3,800)              (3,742)              (2,677)
  Proceeds from disposal of property, plant and equipment                 346                  323                   81
  Acquisitions, net of cash acquired                                   (8,542)             (11,989)             (15,023)
  Other assets                                                             --               (3,998)                (265)
                                                                     --------             --------             --------
         Net cash used by investing activities                        (11,996)             (19,406)             (17,884)
                                                                     --------             --------             --------

Cash flows from financing activities:
  Long-term debt, net                                                  (1,190)              14,391               (4,644)
  Repayment of other debt                                              (1,240)               1,359                 (396)
  Refinance of domestic credit facility                                    --              (30,030)             (26,619)
  Initial borrowings under new domestic credit facility                    --               29,000               42,350
  Issuance of Senior Notes                                                 --                   --               30,000
  Repayment of Term Loan                                                   --                   --              (20,000)
  Net proceeds from issuance of Common Shares                             504                  106                   56
  Repurchase of Common Shares, net                                     (1,429)              (2,508)              (3,319)
                                                                     --------             --------             --------
         Net cash provided (used) by financing activities              (3,355)              12,318               17,428
                                                                     --------             --------             --------

Effect of changes in foreign currency exchange rates                     (321)                 109                 (810)
                                                                     --------             --------             --------

Net increase (decrease) in cash                                        (1,992)              (4,730)               5,454
Cash and cash equivalents at beginning of period                        3,957                8,687                3,233
                                                                     --------             --------             --------
Cash and cash equivalents at end of period                           $  1,965             $  3,957             $  8,687
                                                                     ========             ========             ========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                      (In Thousands, Except per Share Data)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation and basis of presentation

         The consolidated financial statements include the accounts of Corrpro Companies, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain fiscal 1999 and 1998 amounts have been reclassified to conform with the fiscal 2000 presentation.

         The Company's operations provide corrosion control engineering and monitoring services, systems and equipment to the infrastructure, environmental and energy markets throughout the world, including Asia, Australia, Europe, the Middle East, North America and South America.

Cash and cash equivalents

         Cash and cash equivalents consist of cash and highly liquid investments with a maturity of three months or less.

Accounts receivable

         Accounts receivable are presented net of allowances for doubtful accounts of $1,963, $2,503 and $2,151 at March 31, 2000, 1999 and 1998,
respectively. Bad debt expense totaled $546, $529 and $460 in fiscal 2000, 1999 and 1998, respectively.

         The Company performs ongoing credit evaluations of its customers' financial condition. Corrosion control services and products are provided to a large number of customers with no substantial concentration in a particular industry or with an individual customer.

Inventories

         Inventories are valued at the lower of cost or market with cost being determined on the first-in, first-out method. Inventories are stated net of reserves for excess, slow moving and potentially obsolete materials. Inventories consist of the following at March 31, 2000 and 1999:

                                               2000                 1999
                                               ----                 ----

Component parts and raw materials            $  9,825             $ 12,892
Work in process                                 2,609                2,891
Finished goods                                 14,316               11,498
                                             --------             --------
                                               26,750               27,281
Inventory reserve                              (2,632)              (1,099)
                                             --------             --------
                                             $ 24,118             $ 26,182
                                             ========             ========

Property, plant and equipment

         Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. The cost and accumulated depreciation for property and equipment sold, retired, or otherwise disposed of are removed from the accounts, and resulting gains or losses are reflected in income.

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

         Depreciation expense totaled $3,124, $2,317 and $1,912 in fiscal 2000, 1999 and 1998, respectively.

Goodwill, patents and other intangibles

         Goodwill is being amortized on a straight-line basis over the expected periods to be benefited. During fiscal 2000, the Company shortened its goodwill amortization periods from periods up to 40 years to 20 years beginning April 1, 1999. It is the Company's policy to evaluate continually the period of amortization and recoverability of goodwill based on an evaluation of certain factors. Such factors include the occurrence of a significant adverse event or change in the environment in which the business operates or if the expected future net cash flows, undiscounted and without interest, would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses. Goodwill amortization totaled $1,587, $1,196 and $967 in fiscal 2000, 1999 and 1998, respectively. Accumulated amortization was $6,231 and $4,644 at March 31, 2000 and 1999, respectively.

         Included in patents and other intangibles are amortizable assets consisting primarily of patents, trademarks and covenants not to compete. Such assets, with a cost of $3,170 and $3,468 at March 31, 2000 and 1999, respectively, are amortized on the straight-line method over their estimated useful lives ranging from 4 to 20 years. Amortization expense for such assets totaled $244, $255 and $282 in fiscal 2000, 1999 and 1998, respectively.

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

Revenue recognition

         The Company records income from construction and engineering contracts under the percentage-of-completion method. Under this method, revenues are recognized in proportion to the ratio of costs incurred to currently estimated total contract costs. Estimated earnings and costs on contracts are subject to revision throughout the terms of the contracts, and any required adjustments are recorded in the periods in which revisions are made. Accounts receivable includes $1,133 and $1,128 at March 31, 2000 and 1999, respectively, of amounts billed but not paid by customers under retainage provisions of contracts. Prepaid expenses and other includes $4,357 and $2,202 at March 31, 2000 and 1999, respectively, of amounts related to costs and estimated earnings in excess of billings on uncompleted contracts. The Company recognizes revenue from product sales upon transfer of ownership.

Product development expenses

         Expenditures for product development totaled approximately $1,169, $563 and $694 in fiscal 2000, 1999 and 1998, respectively.

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

Unusual items

         During fiscal 2000, the Company recorded an unusual item of $2,000 which consisted of two items. The first item was a $1,500 charge relating to the consolidation of the Company's electronics product group which included centralizing the production of the electronics products into one of the Company's existing facilities. As part of this consolidation process, certain duplicate products were discontinued. The $1,500 charge represents the estimated loss to be incurred in connection with the disposal of the discontinued products. The actual loss that we ultimately realize could differ from this estimate. The remaining $500 charge represents estimated future legal costs to be incurred in connection with two ongoing matters. See Note 11, Legal Matters.

Extraordinary charge

         During fiscal 1999, the Company recorded a $246 extraordinary charge, net of tax benefit of $164, as a result of accelerated amortization of deferred financing costs associated with a bank credit facility that was refinanced in March 1999.

Earnings per share

         Basic EPS is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and potential shares outstanding for the period. Stock options are the only potential common shares and are considered in the Company's diluted EPS calculation. Potential common shares are computed using the treasury stock method.

Comprehensive income

         Comprehensive income includes net income and other revenues, expenses, gains, and losses that are excluded from net income but included as a component of total shareholders' equity. Other comprehensive loss was $286, $1,895 and $412 for the years ended March 31, 2000, 1999 and 1998, respectively. These amounts are comprised of the effect of foreign currency translation adjustments in accordance with SFAS No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency translation adjustments, excluded from net income, is presented in the Consolidated Balance Sheet and Statement of Shareholders' Equity as "Accumulated other comprehensive income (loss)."

Foreign currency translation

         The functional currency for each of the Company's foreign operations is the applicable local currency. Accordingly, assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Moreover, income and expenses are translated at average exchange rates prevailing during the year. Foreign currency transaction gains or losses are credited or charged to income, and such amounts have been insignificant for the periods presented.

Financial statement estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-based compensation

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and will continue to account for stock-based compensation using Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees."

2.  ACQUISITIONS:

         The results of the various acquisitions have been included in the Company's results since the effective dates of the respective acquisitions. Pro forma results have not been presented as the effect of the individual acquisitions on the Company's financial statements were not material. The following is a discussion of acquisition activity for each of the respective years:

     Fiscal 2000

         Effective April 1, 1999, the Company acquired certain assets and assumed certain liabilities of CSI Coatings Systems, Inc. ("CSI"). The purchase price was $5,060 in cash plus the assumption of $893 of long-term debt. The acquisition of CSI has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the net assets acquired based upon preliminary estimates of their fair market value at the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled $4,838 at March 31, 2000 and is being amortized over 20 years on a straight-line basis. The allocation was based on preliminary estimates and is subject to revision at a later date.

         During fiscal 2000, the Company also completed three smaller acquisitions. The total purchase price for all three of these acquisitions was $3,800 in all cash transactions. The purchase agreements provide for post-closing purchase price adjustments. These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the respective purchase prices have been allocated to the related net assets acquired based upon preliminary estimates of their fair market values at the dates of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled $1,726 at March 31, 2000 and is being amortized over 20 years on a straight-line basis. These allocations were based on preliminary estimates and are subject to revision at a later date.

     Fiscal 1999

         Effective July 1, 1998, the Company acquired certain assets and assumed certain liabilities of the group of companies referred to as Wilson Walton Australia (now Corrpro Australia). The purchase price was $4,166 in an all cash transaction and included a post-closing purchase price adjustment of $317. The acquisition of Corrpro Australia has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the net assets acquired based upon their fair market values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired totaled $4,480 and is being amortized over 40 years on a straight-line basis.

         Effective August 1, 1998, the Company acquired all the outstanding shares of capital stock of the Basco group of companies ("Basco"). The purchase price was $3,331 in an all cash transaction. The acquisition of Basco has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the net assets acquired based upon their fair market values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired totaled $1,855 and is being amortized over 40 years on a straight-line basis.

         Effective March 1, 1999, the Company acquired certain assets and assumed certain liabilities of D.C. Corrosion Corporation. The purchase price was $2,356 in an all cash transaction. The acquisition of D.C. Corrosion has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the net assets acquired based upon their fair market values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired totaled $1,582 and is being amortized over 40 years on a straight-line basis.

         During fiscal 1999, the Company also completed four smaller acquisitions. The total purchase price for all four of these acquisitions was $3,056 which consisted of $2,856 of cash and $200 of Company stock. The purchase agreements provide for post-closing purchase price adjustments. These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the respective purchase prices have been allocated to the related net assets acquired based on their fair market values at the dates of acquisition. The excess of the purchase price over the fair value of net assets acquired totaled $2,574 and is being amortized over 40 years on a straight-line basis.

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

3.  LONG-TERM DEBT:

         Long-term debt at March 31, 2000 and 1999 consisted of the following:

                                         2000              1999
                                         ----              ----

7.6% Senior notes, due 2008            $30,000            $30,000
Revolving credit facility               28,707             30,100
Other term notes payable                 2,435                664
Mortgages payable                          449                513
                                       -------            -------
                                        61,591             61,277
Less: current portion                      521                413
                                       -------            -------
                                       $61,070            $60,864
                                       =======            =======

         In March 1999, the Company entered into an $80 million revolving credit facility that expires on April 30, 2002 (the "Existing Facility"). Initial borrowings were used to repay existing domestic bank indebtedness. The revolving credit facility was amended and restated effective June 9, 2000 at which time the size of the facility was reduced from $80 million to $50 million (the "Amended Facility"). Borrowings under the Amended Facility are limited to borrowing base amounts as defined in the credit agreement. Interest on borrowings under the Amended Facility is based, at the Company's option, on the Eurocurrency Rate, as defined in the credit agreement, plus 1.075% to 2.375% or prime rate plus 0% to 1.25%. The Company is required to pay a facility fee ranging from 0.3% to 0.5% on the revolver commitment. The spread over the Eurocurrency Rate or prime rate, as well as the facility fee, varies based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the credit agreement (the "Leverage Ratio"). Borrowings under the Amended Facility are secured by the Company's domestic accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate as well as certain assets in Canada. The Company has also pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The Amended Facility requires the Company to maintain certain financial ratios and places certain limitations on the Company's ability to pay cash dividends, incur additional indebtedness and to make investments including acquisitions. The Amended Facility eliminated the Company's violation of the Leverage Ratio at March 31, 2000 under the Existing Facility. As of March 31, 2000 the Company was in compliance with all covenants under the Amended Facility.

         The weighted average interest rate on borrowings outstanding under the Existing Facility was 7.6% during fiscal 2000.

         In January 1998, the Company issued, through private placement, $30 million of Senior Notes due 2008 (the "Notes"). The Notes have a fixed interest rate of 7.6% per annum and require annual principal payments of $4.3 million commencing in 2002. In addition, the Note purchase agreement provides that the Notes will be secured equally and ratably with debt under the Amended Facility. The Senior Notes require the Company to maintain certain financial ratios including the ratio of debt to EBITDA, as defined in the Note purchase agreement (the "Debt Coverage Ratio"). The Note purchase agreement was amended effective June 9, 2000 to eliminate the Company's violation of the Debt Coverage Ratio at March 31, 2000. In addition, the amendment provides for a leverage fee ranging from 0.5% to 1.0% per annum on the outstanding principal amount of the Notes for any quarter during which the Debt Coverage Ratio equals or exceeds 2.75 to 1.00.

         Other term notes payable include certain other promissory notes. These notes bear interest at various rates, which ranged from 7.02% to 11.5% at March 31, 2000 and 5.26% to 14.0% at March 31, 1999. The obligations mature at various intervals between 2000 and 2003.

         Mortgages payable, which bear interest from 8.75% to 9.5% and are due on various dates between 2003 and 2010, are repayable in monthly installments and are secured by the fixed assets of certain subsidiaries.

         The Company's long-term debt matures as follows: $521 in 2001, $4,802 in 2002, $33,428 in 2003, $4,651 in 2004, $4,651 in 2005 and $13,163 after 2005.

         The Company also maintains available lines of credit from various foreign banks approximating $5,390 at March 31, 2000, which are secured by the assets of certain foreign subsidiaries. Short-term borrowings amounted to $795 and $1,822 at March 31, 2000 and 1999, respectively, under these lines of credit. The interest rates on such borrowings at March 31, 2000 ranged from 7.02% to 11.5%.

         Cash paid for interest totaled $4,786, $4,138 and $2,784 for fiscal years 2000, 1999 and 1998, respectively.

4.  LEASES:

         The Company leases certain office and warehouse space and equipment under operating leases which expire at various dates through 2012. Future minimum rental payments under long-term lease agreements are as follows: $2,914 in 2001, $2,274 in 2002, $1,514 in 2003, $1,014 in 2004, $569 in 2005 and $975
after 2005 with a cumulative total of $9,260. In addition, the Company rents other property on a month-to-month basis.

         Total rental expense was $3,600, $3,437 and $2,664 for fiscal 2000, 1999 and 1998, respectively.

5.  INCOME TAXES:

         Components of income from continuing operations before income taxes and extraordinary charge follow:

                           2000              1999                1998
                           ----              ----                ----

United States            $   473            $11,406            $ 6,596
Foreign                    2,775              1,983              2,187
                         -------            -------            -------
                         $ 3,248            $13,389            $ 8,783
                         =======            =======            =======

         Components of the provision for income taxes by jurisdiction follow:

Current  -- Federal                   $(2,674)         $ 2,018         $   419
         -- State and local              (102)             179             425
         -- Foreign                     2,178            1,774           1,580
                                      -------          -------         -------
                                         (598)           3,971           2,424
                                      -------          -------         -------
Deferred -- Federal                     1,612            1,057             904
         -- State and local               154              119             284
         -- Foreign                       131              209               1
                                      -------          -------         -------
                                        1,897            1,385           1,189
                                      -------          -------         -------
                                      $ 1,299          $ 5,356         $ 3,613
                                      =======          =======         =======

Differences between the statutory United States federal income tax rate (34%) and the effective income tax rate are as follows:

                                         2000            1999            1998
                                         ----            ----            ----
Federal income tax provision
  at statutory rate                    $ 1,104         $ 4,814         $ 3,905
State income taxes, net                   (113)            197             468
Reduction of valuation reserves             --              --              --
Foreign tax rate differential               66             (11)            127
Meals and entertainment                    219             134              95
Other                                       23             222            (982)
                                       -------         -------         -------
Effective income tax                   $ 1,299         $ 5,356         $ 3,613
                                       =======         =======         =======

         Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following at March 31, 2000 and 1999:

                                                   2000               1999
                                                   ----               ----
DEFERRED TAX ASSETS
  Bad debts                                       $   451           $   649
  Other reserves                                    1,233               282
  Uniform cost capitalization                         212               206
  Accrued expenses                                    296               641
  Pension and other benefit reserves                  280               294
  Minimum tax credit                                  557               557
 Federal net operating loss carryforward            3,414             2,206
  State net operating loss carryforwards              307               260
  Other                                               590               975
                                                  -------           -------
                                                    7,340             6,070
  Valuation reserve                                   (28)              (28)
                                                  -------           -------
         Total deferred tax assets                  7,312             6,042

DEFERRED TAX LIABILITIES
  Fixed assets                                       (935)           (1,209)
  Other                                              (186)             (539)
                                                  -------           -------
         Total deferred tax liabilities            (1,121)           (1,748)
                                                  -------           -------
Total net deferred taxes                          $ 6,191           $ 4,294
                                                  =======           =======


         Accrued liabilities included $1,040 and $1,635 at March 31, 2000 and 1999, respectively, related to accrued income taxes.

         The valuation reserve has been established for foreign tax credit carryforwards because management believes that it is more likely than not that such benefits will not be realized.

         No provision for United States income tax on approximately $7,965 of undistributed earnings of foreign subsidiaries at March 31, 2000, has been made, because the earnings are indefinitely reinvested in the subsidiaries. Determination of the amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practicable.

         The Company had state net operating loss carryforwards of approximately $5,822 and $4,922 at March 31, 2000 and 1999. At March 31, 2000, the Company had federal net operating loss carryforwards of $8,841 which expire through 2020. The Company also has federal credit carryforwards of $557 at March 31, 2000 and 1999, relating to non-expiring alternative minimum tax credits. The remaining federal credit carryforwards and the state carryforwards expire in various future periods. There can be no assurance that tax carryforwards will be utilized.

         Cash paid for income taxes totaled $2,471, $3,044 and $2,637 for fiscal 2000, 1999 and 1998, respectively.

6.  EMPLOYEE BENEFIT PLANS:

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

         The following table sets forth the change in benefit obligation, change in plan assets, funded status, Consolidated Balance Sheets presentation, net periodic pension benefit cost and the relevant assumptions for the Company's defined benefit pension plan at March 31:

                                                         2000            1999
                                                         ----            ----

Change in benefit obligation:
  Benefit obligation at beginning of year               $ 3,751        $ 3,034
    Service cost                                            216            274
    Interest cost                                           245            234
    Assumption change                                         0            308
    Plan participants contributions                          53             48
    Benefits paid                                           (35)           (45)
    Exchange rate effect                                    (54)          (102)
                                                        -------        -------
  Benefit obligation at end of year                     $ 4,176        $ 3,751


Change in plan assets
  Fair value of plan assets at beginning of year        $ 3,087        $ 2,504
    Employer contributions                                  263            168
    Plan participants contributions                          53             48
    Benefits paid                                           (35)           (45)
    Investment return                                       479            487
    Exchange rate effect                                   (341)           (75)
                                                        -------        -------
  Fair value of plan assets at end of year              $ 3,506        $ 3,087

Funded status
  Funded status                                         $  (670)       $  (664)
  Unrecognized prior service cost                           248            193
                                                        -------        -------
  Accrued pension amount                                $  (422)       $  (471)

Amounts recognized in Consolidated Balance Sheets
  Accrued benefit liability                             $  (422)       $  (471)

                                                   2000          1999         1998
                                                   ----          ----         ----

Net periodic pension benefit cost
  Service cost                                    $ 216         $ 274         $ 269
  Interest cost                                     245           234           220
  Actual return on assets                          (485)         (218)         (176)
  Net amortization and deferral                     245            10           (16)
                                                  -----         -----         -----
Net periodic pension cost                         $ 221         $ 300         $ 297

Weighted-average assumptions as of March 31
  Discount rate                                     6.5%          6.5%          6.5%
  Long-term rate of return on plan assets           8.5%          8.5%          8.5%
  Rate of increase in compensation level            4.5%          4.5%          4.5%


         The Company also maintains the Corrpro Companies, Inc. Profit Sharing Plan and Trust for all eligible employees in the United States under Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make contributions to the plan. In addition, the Company matches a portion of employees' contributions. The matching contributions totaled $924, $401 and $327 in fiscal 2000, 1999 and 1998, respectively.

         The Company has entered into an employment agreement with one of its executives which provides, among other things, that such employee shall be eligible to receive retirement income, with a lifetime survivor benefit, in an amount equal to 50% of base salary. The Company is providing for this deferred compensation benefit over the term of the agreement.

7.  SHAREHOLDERS' EQUITY:

     Stock Repurchase Program

         In November 1996, the Board of Directors authorized a program to repurchase up to 750 shares of the Company's outstanding common shares. In April 1999, the Board of Directors authorized the repurchase of up to an additional 750 outstanding common shares. During fiscal 2000, 1999 and 1998, respectively, the Company repurchased approximately 153, 249 and 332 shares, at a total cost of $1,429, $2,833 and $3,319 under this program.

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

8.  STOCK PLANS:

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

         Stock option activity for the Company during fiscal 2000, 1999 and 1998 was as follows:

NUMBER OF SHARES                                2000            1999            1998
----------------                                ----            ----            ----

Options outstanding, beginning of year          1,229           1,165             806
Granted                                            45             116             401
Exercised                                         (82)            (39)            (25)
Expired or canceled                               (85)            (13)            (17)
                                               ------          ------          ------
Outstanding, end of year                        1,107           1,229           1,165
                                               ------          ------          ------

Exercisable, end of year                          907             870             789
Available for grant, end of year                  568             375             218

                                          2000           1999           1998
                                          ----           ----           ----
Price range of options:
   Granted                               $5.25 to      $10.13 to       $7.50 to
                                         $9.94         $12.80         $12.00

   Exercised                             $1.86 to       $1.86 to       $7.70 to
                                         $7.75          $6.93         $11.30

Options outstanding, end of year         $1.86 to       $1.86 to       $1.86 to
                                        $17.33         $17.33         $17.33

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and will continue to account for stock-based compensation using APB No. 25 "Accounting for Stock Issued to Employees." Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's income from continuing operations and income from continuing operations per share would have been reduced to the pro forma amounts indicated below:

                                                                  2000            1999             1998
                                                                  ----            ----             ----
Income from continuing operations:
     As reported                                                 $1,949          $8,033           $5,170
     Pro forma                                                    1,506           7,573            4,828

Income from continuing operations per share - Basic:
     As reported                                                 $ 0.25          $ 1.02           $ 0.63
     Pro forma                                                     0.20            0.96             0.59

Income from continuing operations per share - Diluted:
     As reported                                                 $ 0.25          $ 0.98           $ 0.61
     Pro forma                                                     0.19            0.92             0.57


         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The significant assumptions used were risk-free interest rates ranging from 4.2% to 7.0%, expected volatility of 49.0% for 2000, 27.2% for 1999, and 37.9% for 1998, an expected life of 7 years and no expected dividends.

         The pro forma effects on net income for 2000, 1999 and 1998 are not representative of the pro forma effects on net income in future years as the compensation cost for each year's grant is recognized over its vesting period and compensation costs for options granted prior to April 1, 1995 is not considered.


9.  BUSINESS SEGMENTS:

         In fiscal 1999, the Company adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," which changes the way the Company reports information about its operating segments. The information for all prior periods was restated to conform with SFAS 131. In fiscal 2000, as a result of the disposition of its foundry operations in the UK and Asia (see Note 11 - Net Assets Held For Sale), the Company reconfigured its operating segments. The Company will now be reporting the following operating segments: Domestic Core Operations, Canadian Operations, Middle East Operations and Other Operations. Prior period operating segment information has been reconfigured to conform with the current period presentation. The Company's operating segments and a description of the products and services they provide are described below:

Domestic Core Operations. The Domestic Core Operations consists of the Company's offices in the United States which provide products and services including corrosion control, coatings, pipeline integrity and NDT. This segment provides corrosion control products and services to a wide-range of customers in a number of industries including the following: energy, utilities, water and wastewater treatment, chemical and petrochemical, pipelines, defense and municipalities. In addition, this segment provides coatings services to customers in the entertainment, aerospace, transportation, petrochemical and electric power industries as well as NDT services to customers in the pharmaceutical, chemical and energy industries.

Canadian Operations. The Canadian Operations provide corrosion control, pipeline integrity and NDT product and services to customers who are primarily in oil and gas industries. These customers include pipeline operators, petrochemical plants and refineries. In addition, the Canadian Operations provide specialty coatings application services through the Company's CSI Coatings Services subsidiary that was acquired in April 1999. The Canadian Operations also include a production facility that assembles products such as anodes, rectifiers, coke breeze and remote monitoring units.

Middle East Operations. The Middle East Operations provide corrosion control products and services to customers in the petroleum and utility industries as well as to governmental entities in connection with infrastructure assets. One of the largest components of the Middle East Operations' revenues is related to reinforced concrete structures.

Other Operations. The Company's Other Operations consist of all of the Company's other businesses including those in Europe, Australia and Asia as well as the Company's corrosion monitoring equipment business. In addition, Other Operations include a production facility in the U.S. that assembles and distributes cathodic protection products such as anodes primarily to the Company's businesses in the U.S. The Company's operations in Europe and Asia primarily provide corrosion control products and services to customers in the marine, offshore and industrial markets. In addition to corrosion control products and services, the Company's operations in Australia are also beginning to provide coatings, NDT and pipeline integrity services to its customer base which include oil and gas, water treatment, mining and marine. The Company's corrosion monitoring equipment business assembles and sells products including probes, instruments and access fittings to customers in the oil and gas and chemical industries.

The Company's operations by segment are presented below:

                                                            2000               1999                1998
                                                            ----               ----                ----
Revenue:
  Domestic Core Operations                                $ 100,092          $ 108,083          $  85,814
  Canadian Operations                                        24,816             16,039             19,917
  Middle East Operations                                     16,858             11,542             11,680
  Other Operations                                           35,949             35,716             29,170
  Eliminations                                               (9,273)                --                 --
                                                          ---------          ---------          ---------
                                                          $ 168,442          $ 171,380          $ 146,581
                                                          =========          =========          =========
Operating Profit:
  Domestic Core Operations                                $  14,931          $  20,682          $  14,930
  Canadian Operations                                         5,026              3,442              3,674
  Middle East Operations                                      2,505              1,572              1,485
  Other Operations                                            2,126                527                178
  Corporate Related Costs, Unusual Items and Other          (16,001)            (9,057)            (9,150)
                                                          ---------          ---------          ---------
                                                          $   8,587          $  17,166          $  11,117
                                                          =========          =========          =========
Total Assets:
  Domestic Core Operations                                $  70,056          $  72,710          $  56,687
  Canadian Operations                                        26,936             15,098             16,461
  Middle East Operations                                      8,807              5,703              5,145
  Other Operations                                           23,697             42,722             46,518
  Corporate Related Assets and Other                         11,368             11,362             11,464
                                                          ---------          ---------          ---------
                                                          $ 140,864          $ 147,595          $ 136,275
                                                          =========          =========          =========

Capital Expenditures:
  Domestic Core Operations                                $   1,697          $   1,082          $   1,262
  Canadian Operations                                           728                963                 91
  Middle East Operations                                         96                 74                171
  Other Operations                                              533                742              1,266
  Corporate Related Capital Expenditures                        400                558               (194)
                                                          ---------          ---------          ---------
                                                          $   3,454          $   3,419          $   2,596
                                                          =========          =========          =========

Depreciation and Amortization:
  Domestic Core Operations                                $   1,057          $   1,254          $     926
  Canadian Operations                                         1,219                493                475
  Middle East Operations                                        104                100                 96
  Other Operations                                            1,582              1,376              1,093
  Corporate Related Depreciation and Amortization             2,128              1,133                880
                                                          ---------          ---------          ---------
                                                          $   6,090          $   4,356          $   3,470
                                                          =========          =========          =========



10.  NET ASSETS HELD FOR SALE:

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

         As a result of these divestitures, the Company recorded a loss on disposal of $4,610 ($4,264 net of related tax benefit). The loss included $3,000 related to the write-off of goodwill, and $1,610 of other costs including severance payments and transaction related expenses. Net assets held for sale relating to the UK and Asia foundry operations at March 31, 1999, before adjustment for the loss on disposal, consisted of inventory of

$1,336, net property and equipment of $774 and $3,000 of goodwill. The Company allocated interest of $45, $90 and $90 in 2000, 1999 and 1998, respectively, based on the proceeds realized from the divestiture. Revenues from the UK and Asia foundry operations, which are excluded from consolidated revenues, totaled $6,416, $22,870 and $32,620 in 2000, 1999 and 1998, respectively. The revenues included intercompany sales of $2,122, $5,560 and $6,548 in 2000, 1999 and 1998, respectively. Income (loss) from discontinued operations totaled ($353), $462 and $1,721 in 2000, 1999 and 1998, respectively.

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

         The Company allocated interest of $0, $637 and $638 for fiscal years 2000, 1999 and 1998, respectively, to Corrtherm based on the estimated proceeds to be realized from the divestiture.

         Revenues from Corrtherm, which are excluded from consolidated revenues, totaled $0, $5,793 and $11,083 in fiscal 2000, 1999 and 1998, respectively. These revenues included intercompany sales of $0, $2,446 and $4,683 in fiscal 2000, 1999 and 1998, respectively. Loss from discontinued operations totaled
$0, $1,504 and $1,174 in fiscal 2000, 1999 and 1998 and are net of income tax benefits of $0, $1,007 and $783, respectively.

11.  LEGAL MATTERS:

         The Company is a defendant in a complaint filed on November 12, 1998, as subsequently amended, in United States District Court, Northern District of Ohio, Eastern Division. The lawsuit arises out of adoption by the Environmental Protection Agency ("EPA") and the American Society for Testing and Materials ("ASTM") of regulations permitting non-invasive methods for inspecting and testing underground storage tanks. The plaintiffs, which provide invasive internal manned inspection and lining services and equipment, have claimed violations of federal and state anti-trust laws, unreasonable restraint of trade, false advertising and unfair competition, which allegedly caused injury to their businesses and property in excess of $30 million. They are seeking damages and injunctive relief. The Company believes that the claims are without merit and has filed a motion to dismiss the anti-trust claim for failure to state a claim and on the basis that there has been no injury to competition. The Company denies any allegations of wrongdoing and is vigorously defending the claims. See Item 3, Legal Proceedings.

         In January 2000, the Michigan Department of Environmental Quality ("MDEQ") issued an administrative decision which could have the effect of modifying MDEQ's 1995 approval of certain assessment methodologies utilized by the Company in determining whether certain underground storage tanks meet Michigan's regulatory requirements for upgrade by means of cathodic protection. The Company believes that MDEQ's decision is in error and on January 24, 2000 filed a complaint and claim of appeal in the Circuit Court for the County of Ingham, Michigan seeking declaratory relief and appealing the decision on several grounds. See Item 3, Legal Proceedings.

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

                       SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Results of Operations (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended March 31, 2000 and 1999.

Three Months Ended                                               06/30/99     09/30/99       12/31/99      03/31/00         Total
----------------------------------------------------------------------------------------------------------------------------------
(In Thousands, Except per Share Data)

Revenues                                                          $40,924      $44,623        $45,746       $37,149      $168,442

Operating income (loss)                                             3,701        4,913          4,174       (4,201)         8,587

Income (loss) from continuing operations                            1,461        2,129          1,694       (3,335)         1,949

Net income (loss)                                                   1,409      (2,196)          1,694       (3,575)       (2,668)

Earnings per share - Basic:
    Income (loss) from continuing operations                       $ 0.19       $ 0.28         $ 0.22      $ (0.43)         $0.25
    Net income (loss)                                                0.18       (0.29)           0.22        (0.47)        (0.35)

Weighted average number of shares - Basic                           7,706        7,618          7,643         7,687         7,663

Earnings per share - Diluted:
    Income (loss) from continuing operations                       $ 0.18       $ 0.27         $ 0.22      $ (0.43)        $ 0.25
    Net income (loss)                                                0.18       (0.28)           0.22        (0.47)        (0.34)

Weighted average number of shares - Diluted                         8,007        7,787          7,763         7,687         7,824


Three Months Ended                                               06/30/98     09/30/98     12/31/98      03/31/99         Total
----------------------------------------------------------------------------------------------------------------------------------
(In Thousands, Except per Share Data)

Revenues                                                          $40,280      $46,014      $47,850       $37,236      $171,380

Operating income                                                    3,929        5,426        5,581         2,230        17,166

Income from continuing operations                                   1,842        2,722        2,724           745         8,033

Net income (loss)                                                   1,914      (1,113)        2,833           617         4,251

Earnings per share - Basic:
    Income from continuing operations                              $ 0.23       $ 0.35       $ 0.35        $ 0.09        $ 1.02
    Net income (loss)                                                0.24       (0.14)         0.36          0.08          0.54

Weighted average number of shares - Basic                           7,942        7,884        7,812         7,771         7,851

Earnings per share - Diluted:
    Income from continuing operations                              $ 0.22       $ 0.33       $ 0.33        $ 0.09        $ 0.98
    Net income (loss)                                                0.23       (0.13)         0.35          0.08          0.52

Weighted average number of shares - Diluted                         8,369        8,252        8,192         8,158         8,224

                                    PART III

         Part III, except for certain information relating to Executive Officers included in Part I, Item 4A, is omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended March 31, 2000 a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) (1) THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS ARE INCLUDED IN
PART II, ITEM 8:

                Report of Independent Accountants

                Consolidated Balance Sheets at March 31, 2000 and 1999

                Consolidated Statements of Income for the years ended March 31, 2000, 1999 and 1998

                Consolidated Statements of Shareholders' Equity for the years ended March 31, 2000, 1999 and 1998

                Consolidated Statements of Cash Flows for the years ended March 31, 2000, 1999 and 1998

                Notes to Consolidated Financial Statements

      (a) (2)   FINANCIAL STATEMENT SCHEDULES:

                The financial statement schedules have been omitted as they are not required or not applicable, or as the information is furnished elsewhere in the consolidated financial statements or the notes thereto.

      (a) (3)   INDEX TO EXHIBITS:

EXHIBIT
  NO.             EXHIBIT
-------           -------

3.1      Amended and Restated Articles of Incorporation of the Company.(1)

3.2      Amended and Restated Code of Regulations of the Company.(2)

4.1      Specimen certificate for the Common Shares.(3)

4.2 Credit Agreement dated March 30, 1999 by and among the Company, the Foreign Subsidiary Borrowers, NBD Bank, as Agent and the Lenders Party thereto. Other long term debt agreements of the Company, except for Note Purchase Agreement, are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Company will furnish copies of any such agreements to the Securities and Exchange Commission upon its request.(4)

4.3 Amended and Restated Credit Agreement Dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems, Inc. and the Lenders Party thereto.

4.4 Note Purchase Agreement dated as of January 21, 1998 by and among the Company and the Purchaser herein.(5)


4.5 Rights Agreement, dated as of July 23, 1997 between the Company and Fifth Third Bank, successor Rights Agent(6)

4.6 Amendment dated June 9, 2000 to Note Purchase Agreement dated January 26, 1998.

4.7      1997 Long-Term Incentive Plan of Corrpro Companies, Inc.(7)

4.8      Amendment to 1997 Long-Term Incentive Plan of Corrpro
         Companies, Inc.(8)

4.9      1997 Non-Employee Directors' Stock Option Plan.(7)

4.10     Corrpro Companies, Inc. Employee Stock Purchase Plan(9)

10.1 Form of Indemnification Agreement for Officers and Directors of the Company.(3)

10.2 Consulting Agreement dated April 1, 1997 by and between Commonwealth Seager Holdings Ltd. and Corrtech Consulting Group.(10)

10.3 Employment Agreement effective April 1, 1998 by and between the Company and Joseph W. Rog.(10)

10.4 Employment Agreement effective April 1, 1998 by and between the Company and Michael K. Baach.(10)

10.5 Employment Agreement effective April 1, 1998 by and between the Company and George A. Gehring, Jr.(10)

10.6 Employment Agreement effective April 1, 1998 by and between the Company and Neal R. Restivo.(10)

10.7 Stock Option Agreement dated as of June 15, 1992 by and between the Company and C. Richard Lynham, as amended.(3)

10.8 Stock Option Agreement dated as of November 15, 1992 by and between the Company and C. Richard Lynham.(3)

10.9 Stock Option Agreement dated as of November 15, 1992 by and between the Company and Michael K. Baach.(3)

10.10 Stock Option Agreement dated as of November 15, 1992 by and between the Company and George A. Gehring, Jr.(3)

10.11 Stock Option Agreement dated as of November 15, 1992 by and between the Company and David H. Kroon.(3)

10.12 Stock Option Agreement dated as of November 15, 1992 by and between the Company and Joseph W. Rog.(3)

10.13    Company Incentive Option Plan as amended.(3)

21.1     Subsidiaries of the Company.

23.1     Consent of KPMG LLP.

27.1     Financial Data Schedule.

----------


(1) A copy of this exhibit filed as Exhibit 3.1 to the Company's Form 10-Q for the quarterly period ended December 31, 1998.

(2) A copy of this exhibit filed as Exhibit 4.2 of the Company's Registration Statement on Form S-8 (Registration No. 33-74814) is incorporated herein by reference.

(3) A copy of this exhibit filed as exhibit number of the Company's Registration Statement on Form S-1 (Registration No. 33-64482) is incorporated herein by reference.

(4) A copy of this exhibit filed as the Exhibit 4.2 to the Company's report on Form 10-K for the period ended March 31, 1999.

(5) A copy of this exhibit filed as Exhibit 4.2 to the Company's report on Form 10-Q for the quarterly period ended December 31, 1997.

(6) A copy of this exhibit filed as Exhibit 1.1 to the Company's Form 8-A filed August 7, 1997 is incorporated herein by reference.

(7) A copy of the exhibits filed as Exhibit 4.4 and 4.5 of the Company's Registration Statement on Form S-8 filed October 24, 1997 (SEC File No. 333-38767) is incorporated herein by reference.

(8) A copy of this exhibit filed as Exhibit 4.5 of the Company's Registration Statement on Form S-8 filed January 19, 2000 (SEC File No. 333-94989) is incorporated herein by reference.

(9) A copy of this exhibit contained in Corrpro's Definitive Proxy Statement on Schedule 14A filed with Securities and Exchange Commission on June 16, 1999 is incorporated herein by reference.

(10) A copy of this exhibit filed as the Exhibits 4.4, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7 and 10.8 to the Company's report on Form 10-K for the period ended March 31, 1998.

----------


      (b)       REPORTS ON FORM 8-K:

                There were no reports on Form 8-K filed during the three months ended March 31, 2000.

      (c)       EXHIBITS

                See "Index to Exhibits" at Item 14(a) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CORRPRO COMPANIES, INC.

June 28, 2000                            /s/ Joseph W. Rog
                                         -------------------------------------
                                         Joseph W. Rog
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 28, 2000                            /s/ Joseph W. Rog
                                         -------------------------------------
                                         Joseph W. Rog
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

June 28, 2000                            /s/ Neal R. Restivo
                                         -------------------------------------
                                         Neal R. Restivo
                                         Executive Vice President,
                                         Chief Financial Officer,
                                         Secretary and Treasurer

June 28, 2000                            /s/ David H. Kroon
                                         -------------------------------------
                                         David H. Kroon, Director

June 28, 2000                            /s/ Barry W. Schadeck
                                         -------------------------------------
                                         Barry W. Schadeck, Director

June 28, 2000                            /s/ C. Richard Lynham
                                         -------------------------------------
                                         C. Richard Lynham, Director

June 28, 2000                            /s/ Warren F. Rogers
                                         -------------------------------------
                                         Warren F. Rogers, Director

June 28, 2000                            /s/ Walter W. Williams
                                         -------------------------------------
                                         Walter W. Williams, Director