Form 10-Q
period 2000-06-30
CORRPRO COMPANIES INC /OH/
filed 2000-08-14
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                 ----------------------------------------------

                                    FORM 10-Q
     (Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     As of August 7, 2000, 7,687,213 Common Shares, without par value, were outstanding.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                    ----------------------------------------


                                      INDEX
                                      -----



                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.      Financial Statements

                Consolidated Balance Sheets                             3
                Consolidated Statements of Income                       4
                Consolidated Statements of Cash Flows                   5
                Consolidated Statements of Shareholders' Equity         6
                Notes to the Consolidated Financial Statements          7-10

ITEM 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     11-13

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.      Legal Proceedings                                          14

ITEM 6.      Exhibits and Reports on Form 8-K                           14

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                          CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)
                                       (IN THOUSANDS)

                                                                    June 30,      March 31,
                                                                      2000          2000
                                                                    --------      --------
ASSETS
Current Assets:
    Cash and cash equivalents                                       $  2,048      $  1,965
    Accounts receivable, net                                          40,840        38,561
    Inventories                                                       23,855        24,118
    Other current assets                                              11,613         9,203
                                                                    --------      --------
           Total current assets                                       78,356        73,847
                                                                    --------      --------

Property, plant and equipment, net                                    15,828        16,153

Other Assets:
    Goodwill                                                          39,395        40,437
    Other assets                                                      10,187        10,427
                                                                    --------      --------
            Total other assets                                        49,582        50,864
                                                                    --------      --------
                                                                    $143,766      $140,864
                                                                    ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings and current portion of long-term debt     $  2,114      $  1,316
    Accounts payable                                                  14,642        15,157
    Accrued liabilities and other                                      8,164         7,891
                                                                    --------      --------
            Total current liabilities                                 24,920        24,364
                                                                    --------      --------


Long-term debt, net of current portion                                63,966        61,070

Deferred income taxes                                                  1,120         1,039

Commitments and contingencies                                             --            --

Minority interest                                                        192           156

Shareholders' Equity:
    Serial preferred shares                                               --            --
    Common shares                                                      2,276         2,276
    Additional paid-in capital                                        51,486        51,486
    Accumulated earnings                                              10,607        10,247
                                                                    --------      --------
                                                                      64,369        64,009
    Accumulated other comprehensive loss                              (2,726)       (1,699)
    Common shares in treasury, at cost                                (8,075)       (8,075)
                                                                    --------      --------
            Total shareholders' equity                                53,568        54,235
                                                                    --------      --------
                                                                    $143,766      $140,864
                                                                    ========      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                            For the Three Months Ended
                                                     June 30,
                                            --------------------------
                                                 2000        1999
                                               -------     -------
Revenues                                       $40,760     $40,924

Cost of sales                                   27,045      27,272
                                               -------     -------

Gross profit                                    13,715      13,652

Selling, general & administrative expenses      11,660       9,951
                                               -------     -------

Operating income                                 2,055       3,701

Interest expense                                 1,456       1,266
                                               -------     -------

Income from continuing operations
  before income taxes                              599       2,435

Provision for income taxes                         239         974
                                               -------     -------

Income from continuing operations                  360       1,461

Discontinued operations:
  Loss from operations, net                         --         (52)
                                               -------     -------


Net income                                     $   360     $ 1,409
                                               =======     =======



Earnings per share - Basic:
  Income from continuing operations            $  0.05     $  0.19
  Discontinued operations:
    Loss from operations, net                       --       (0.01)
                                               -------     -------
  Net income                                   $  0.05     $  0.18
                                               =======     =======

Earnings per share - Diluted:
  Income from continuing operations            $  0.05     $  0.18
  Discontinued operations:
    Loss from operations, net                       --          --
                                               -------     -------
  Net income                                   $  0.05     $  0.18
                                               =======     =======

Weighted average shares -
    Basic                                        7,687       7,706
    Diluted                                      7,748       8,007

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                        (IN THOUSANDS)

                                                                           Three Months Ended
                                                                                June 30,
                                                                         --------------------
                                                                           2000        1999
                                                                         -------      -------
Cash flows from operating activities:
    Net income                                                           $   360      $ 1,409
    Adjustments to reconcile net income to net cash
        provided by (used for) continuing operations:
    Depreciation and amortization                                          1,372        1,348
    Deferred income taxes                                                     52          (74)
    Loss on sale of assets                                                   (44)         (33)
    Minority interest                                                         50          (11)
    Changes in assets and liabilities:
        Accounts receivable                                               (1,999)       2,927
        Inventories                                                          256         (635)
        Prepaid expenses and other                                        (2,185)      (1,304)
        Other assets                                                         (28)        (230)
        Accounts payable and accrued expenses                                295       (3,181)
                                                                         -------      -------
            Total adjustments                                             (2,231)      (1,193)
                                                                         -------      -------
            Net cash provided by (used for) continuing operations         (1,871)         216
    Net cash used for discontinued operations                                 --         (180)
                                                                         -------      -------
            Net cash provided by (used for) operating activities          (1,871)          36
                                                                         -------      -------

Cash flows from investing activities:
    Additions to and disposals of property, plant and equipment, net        (527)        (716)
    Acquisitions, net of cash acquired                                        --       (5,060)
                                                                         -------      -------
             Net cash used for investing activities                         (527)      (5,776)
                                                                         -------      -------

Cash flows from financing activities:
    Long-term debt, net                                                    2,945        8,520
    Short-term borrowings, net                                               841          262
    Net proceeds from issuance of Common Shares                               --           17
    Repurchase of Common Shares                                               --       (1,056)
                                                                         -------      -------
             Net cash provided by financing activities                     3,786        7,743
                                                                         -------      -------

Effect of changes in foreign currency exchange rates                      (1,305)        (597)

Net increase in cash                                                          83        1,406
Cash and cash equivalents at beginning of period                           1,965        3,957
                                                                         -------      -------
Cash and cash equivalents at end of period                               $ 2,048      $ 5,363
                                                                         =======      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Income taxes                                                         $   580      $   597
    Interest                                                             $ 1,216      $ 1,121

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

                                          CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                        (UNAUDITED)
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    Accumulated
                               Serial       Common       Additional                    Other        Common
                              Preferred  Shares ($0.26    Paid-In    Accumulated   Comprehensive  Shares in
                               Shares    Stated Value)    Capital      Earnings    Income (Loss)   Treasury*       Total
                               ------    -------------    -------      --------    -------------   ---------       -----
March 31, 2000                   $ --       $2,276        $51,486       $10,247       $(1,699)       $(8,075)     $54,235

Comprehensive income (loss):

   Net income                      --           --             --           360            --             --          360
   Cumulative translation
   adjustment                      --           --             --            --        (1,027)            --       (1,027)
                                                                                                                  -------
Total comprehensive
    income (loss)                  --           --             --            --            --             --         (667)
                               ------       ------        -------       -------       -------        -------      ------

June 30, 2000                    $ --       $2,276        $51,486       $10,607       $(2,726)       $(8,075)     $53,568
                               ======       ======        =======       =======       =======        =======      =======


* Shares held in treasury totaled 849 at March 31, 2000 and June 30, 2000.



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The accompanying interim consolidated financial statements include the accounts of Corrpro Companies, Inc. and subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain fiscal 2000 amounts have been reclassified to conform with the fiscal 2001 presentation.

     The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants, however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001 or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - INVENTORY

                                              June 30,     March 31,
                                                2000         2000
                                                ----         ----
Inventories consist of the following:

         Component parts and raw material     $ 9,946      $ 9,825
         Work in process                        2,365        2,609
         Finished goods                        14,513       14,316
                                              -------      -------
                                               26,824       26,750
         Inventory reserve                     (2,969)      (2,632)
                                              -------      -------
                                              $23,855      $24,118
                                              =======      =======

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

                                                             June 30,      March 31,
                                                               2000          2000
                                                               ----          ----
Property, plant and equipment consists of the following:

         Land                                                $    615      $    598
         Buildings and improvements                             7,459         7,523
         Equipment, furniture and fixtures                     20,564        20,234
                                                             --------      --------
                                                               28,638        28,355
         Less:  Accumulated depreciation                      (12,810)      (12,202)
                                                             --------      --------
                                                             $ 15,828      $ 16,153
                                                             ========      ========

NOTE 4 - EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period which was 7,687 and 7,706, for the three months ending June 30, 2000 and 1999, respectively. Diluted EPS for the period has been determined by dividing net income by the weighted average number of shares of common shares and potential common shares outstanding for the period which was 7,748 and 8,007, for the three months ending June 30, 2000 and 1999, respectively. Stock options are the only potential common shares included in the Company's diluted EPS calculations. Potential common shares are computed using the treasury stock method.

NOTE 5 - STOCK PLANS

     The Company granted options to purchase 420 common shares at exercise prices ranging from $3.69 to $3.75 per share under the 1997 Long-Term Incentive Plan of Corrpro Companies, Inc. (the "1997 Option Plan") during the three months ended June 30, 2000.

NOTE 6 - SHAREHOLDERS' EQUITY

     In November 1996, the Board of Directors authorized a program to repurchase up to 750 shares of the Company's outstanding common shares. In April 1999, the Board of Directors authorized the repurchase of up to an additional 750 outstanding common shares. The Company repurchased 105 shares, at a total cost of $1,056 during the three months ended June 30, 1999. There were no stock repurchases during the three months ended June 30, 2000.

NOTE 7 - COMPREHENSIVE INCOME

     Comprehensive income includes net income and other comprehensive income. Other comprehensive income is comprised of other revenues, expenses, gains and losses that are excluded from net income but included as a component of total shareholders' equity. Other comprehensive loss for the quarters ended June 30, 2000 and June 30, 1999 was $1,027 and $335, respectively, which is comprised of the effects of foreign currency translation adjustments in accordance with SFAS No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency translation adjustments, excluded from net income, is presented in the Consolidated Balance Sheets and Statements of Shareholders' Equity as "Accumulated other comprehensive income (loss)."

NOTE 8 - BUSINESS SEGMENTS

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

Domestic Core Operations. The Domestic Core Operations consist of the Company's offices in the United States which provide products and services including corrosion control, coatings, pipeline integrity and non-destructive testing ("NDT"). This segment provides corrosion control products and services to a wide-range of customers in a number of industries including the following: energy, utilities, water and wastewater treatment, chemical and petrochemical, pipelines, defense and municipalities. In addition, this segment provides coatings services to customers in the entertainment, aerospace, transportation, petrochemical and electric power industries as well as NDT services to customers in the pharmaceutical, chemical and energy industries.

Canadian Operations. The Canadian Operations provide corrosion control, pipeline integrity and NDT product and services to customers who are primarily in the oil and gas industries. These customers include pipeline operators, petrochemical plants and refineries. In addition, the Canadian Operations provide specialty coatings application services through the Company's CSI Coatings Services subsidiary that was acquired in April 1999. The Canadian Operations also include a production facility that assembles products such as anodes, rectifiers, coke breeze and remote monitoring units.

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

     The Company's operations by segment are presented below:

                                      For the Three Months Ended
                                               June 30,
                                               --------
                                          2000         1999
                                          ----         ----
Revenue:
  Domestic Core Operations              $25,999      $24,761
  Canadian Operations                     5,148        5,430
  Middle East Operations                  3,037        3,887
  Other Operations                        8,833        8,708
  Eliminations                           (2,257)      (1,862)
                                        -------      -------
                                        $40,760      $40,924
                                        =======      =======

Operating Profit:
  Domestic Core Operations              $ 3,708      $ 4,532
  Canadian Operations                       649          887
  Middle East Operations                    215          542
  Other Operations                          735          716
  Corporate Related Costs and Other      (3,252)      (2,976)
                                        -------      -------
                                        $ 2,055      $ 3,701
                                        =======      =======

NOTE 9 - DISCONTINUED OPERATIONS

     The Company completed the disposition of its UK and Asia foundry operations during September 1999. The divested UK and Asia foundry operations are reported as discontinued operations and the consolidated financial statements have been reclassified to report separately the net assets and results of operations of the divested foundries. Prior-period consolidated financial statements have been reclassified to conform with the current period presentation.

     For the three months ended June 30, 2000 and June 30, 1999 the Company allocated interest of $0 and $34, respectively, based on the proceeds realized from the divestiture. Revenues from the UK and Asia foundry operations, which are excluded from consolidated revenues, totaled $0 and $3,389 for the three months ended June 30, 2000 and 1999, respectively. The revenues included intercompany sales of $0 and $1,162 for the three months ended June 30, 2000 and 1999, respectively. Loss from discontinued operations totaled $0 and $52 for the three months ended June 30, 2000 and 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This document contains certain statements, including those relating to expectations regarding its earnings and growth plans that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors which might affect such forward-looking statements include the Company's mix of products and services, timing of jobs, the availability and value of larger jobs, the impact of weather on the Company's operations, the Company's ability to successfully integrate and develop acquired businesses in a timely manner, the Company's ability to successfully execute its sales and marketing initiatives, the impact of energy prices on the Company's and its customers' businesses, and the impact of existing, new or changed regulatory initiatives. Additional factors that may affect the Company's business and performance are set forth in the Company's fiscal year 2000 Form 10-K filed with the Securities and Exchange Commission.

     The fiscal 2001 results include three small acquisitions that were completed during fiscal 2000 subsequent to the effective dates of the transactions. The results of these acquisitions are no longer separable as they have been integrated into the Company's operations.

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

A. RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

REVENUES
--------

     Revenues for the fiscal 2001 first quarter totaled $40.8 million compared to $40.9 million in the fiscal 2000 first quarter, a decrease of $0.1 million or 0.4%.

     Fiscal 2001 first quarter revenues relating to the Domestic Core Operations totaled $26.0 million compared to $24.8 million in the fiscal 2000 first quarter, an increase of $1.2 million or 5.0%. The revenue growth relates to improvements with our energy customers as well as increased activity from our domestic coatings services business.

     The Canadian Operations' revenues for the first quarter of fiscal 2001 totaled $5.1 million compared to $5.4 million in the prior year first quarter, a decrease of $0.3 million or 5.2%. The decrease is due to lower revenues relating to our Canadian coating application business. The cathodic protection business in Canada, however, increased between years as Canada is also starting to benefit from the improving conditions in the energy segment.

     Fiscal 2001 first quarter revenues relating to the Middle East Operations totaled $3.0 million compared to $3.9 million in the fiscal 2000 first quarter, a decrease of $0.9 million or 21.9%. The decrease is due to the fact that there are fewer large projects going on in this region. Our business in this region has historically been characterized by large projects and the Middle East Operations had a record year in fiscal 2000 as several large projects were in progress at the same time.

     Revenues relating to the Other Operations totaled $8.8 million in the fiscal 2001 first quarter compared to $8.7 million in the fiscal 2000 first quarter, an increase of $0.1 million or 1.4%. Other Operations experienced revenue growth in Australia and Asia, which was offset, in part, by revenue declines in Europe and at our corrosion monitoring business.

GROSS PROFIT
------------

     Gross profit margins were 33.6% in the first quarter of fiscal 2001 compared with 33.4% in the prior-year first quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

     Operating expenses totaled $11.7 million compared to $10.0 million, an increase of $1.7 million or 17.2%. Our on-going investments in the sales and marketing areas as well as investments in new technology have contributed to the increase.

OPERATING INCOME
----------------

     Operating income totaled $2.1 million, or 5.0% of revenues, down 44.5% from $3.7 million last year. The decrease is primarily the result of the higher operating expense levels.

INTEREST EXPENSE
----------------

     Interest expense totaled $1.5 million in the first quarter of fiscal 2001 compared to $1.3 million in the first quarter of fiscal 2000. This increase relates primarily to higher interest rates in the first quarter of fiscal 2001 as compared to the prior-year period.

INCOME TAX PROVISION
--------------------

     The Company recorded a provision for income taxes of $0.2 million for the fiscal 2001 first quarter compared to a provision of $1.0 million for the fiscal 2000 first quarter. The effective tax rate was 40.0% for both the fiscal 2001 and fiscal 2000 first quarters.

INCOME FROM CONTINUING OPERATIONS
---------------------------------

     Income from continuing operations totaled $0.4 million in the first quarter of fiscal 2001 compared to $1.5 million in the prior-year period, a decrease of 75.4%. Earnings per share on a diluted basis totaled $0.05 compared to $0.18 in the prior-year period.

B.   LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company had working capital of $53.4 million compared to $49.5 million at March 31, 2000, a increase of $4.0 million or 8.0%. Consistent with prior years, working capital increased during the first quarter as we moved into the seasonally busiest time of the year. During the first three months of fiscal 2001, cash used for continuing operating activities totaled $1.9 million compared to a use of cash of $0.2 million in the prior-year three month period. Cash used for investing activities totaled $0.5 million during fiscal 2001, which represented net capital expenditures. Cash provided by financing activities totaled $3.8 million during fiscal 2001, which represents net borrowings.

     The Company has a $50 million revolving credit facility that expires on April 30, 2002. Initial borrowings were used to repay existing domestic bank indebtedness. Borrowings under the facility are limited to borrowing base amounts as defined in the credit agreement and are secured by the Company's domestic accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate as well as certain assets in Canada. The Company has also pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The facility requires the Company to maintain certain financial ratios and places certain limitations on the Company's ability to pay cash dividends, incur additional indebtedness and to make investments including acquisitions. As of June 30, 2000, the Company was in compliance with all debt covenants.

     In addition to the domestic bank credit facility, the Company has various smaller lines of credit with foreign banks, which totaled approximately $5.2 million. Total availability under the domestic and foreign credit facilities at June 30, 2000 was approximately $12.0 million after giving consideration to the borrowing base limitations contained in the domestic credit facility.

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

PART II.  OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS

     As previously reported, the Company is a defendant in a suit filed in the United States District Court, Northern District of Ohio, Eastern Division by Armor Shield, Inc. and Doublewall Retrofit Systems, Inc. There have been no material developments in that action during the fiscal quarter ended June 30, 2000. The Company believes that the claims made in the suit are without merit, denies any allegations of wrongdoing and is vigorously defending the claims.

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



                                                 CORRPRO COMPANIES, INC.
                                                     (Registrant)



Date:  August 14, 2000                             /s/  Joseph W. Rog
                                            --------------------------------
                                                      Joseph W. Rog
                                            Chairman of the Board, President
                                               and Chief Executive Officer



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