Form 10-Q
period 2000-09-30
CORRPRO COMPANIES INC /OH/
filed 2000-11-14
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 ----------------------------------------------

                                    FORM 10-Q

       (Mark One)

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     As of November 3, 2000, 7,721,568 Common Shares, without par value, were outstanding.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                                      INDEX
                                      -----

                                                                     PAGE
                                                                     ----
PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.     Financial Statements

               Consolidated Balance Sheets                            3
               Consolidated Statements of Income                      4
               Consolidated Statements of Cash Flows                  5
               Consolidated Statements of Shareholders' Equity        6
               Notes to the Consolidated Financial Statements         7-11

ITEM 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    12-16

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.     Legal Proceedings                                         17

ITEM 4.     Submission of Matters to a Vote of Security Holders       17

ITEM 6.     Exhibits and Reports on Form 8-K                          17

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-------

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                     September 30,     March 31,
                                                         2000             2000
                                                    --------------    ----------
ASSETS
Current Assets:

    Cash and cash equivalents                       $   2,502       $   1,965
    Accounts receivable, net                           46,332          38,561
    Inventories                                        24,196          24,118
    Other current assets                               11,320           9,203
                                                     --------        --------
           Total current assets                        84,350          73,847
                                                     --------        --------

Property, plant and equipment, net                     15,571          16,153

Other Assets:
    Goodwill                                           38,414          40,437
    Other assets                                        9,948          10,427
                                                     --------        --------
            Total other assets                         48,362          50,864
                                                     --------        --------
                                                     $148,283        $140,864
                                                      =======         =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

    Short-term borrowings and current portion of
      long-term debt                                $   2,217       $   1,316
    Accounts payable                                   17,569          15,157
    Accrued liabilities and other                       7,662           7,891
                                                     --------        --------
            Total current liabilities                  27,448          24,364
                                                     --------        --------


Long-term debt, net of current portion                 66,629          61,070

Deferred income taxes                                   1,118           1,039

Commitments and contingencies                              --              --

Minority interest                                         100             156

Shareholders' Equity:
    Serial preferred shares                                --              --
    Common shares                                       2,284           2,276
    Additional paid-in capital                         51,259          51,486
    Accumulated earnings                               11,041          10,247
                                                     --------        --------
                                                       64,584          64,009
    Accumulated other comprehensive loss               (3,833)         (1,699)
    Common shares in treasury, at cost                 (7,763)         (8,075)
                                                     --------        --------
            Total shareholders' equity                 52,988          54,235
                                                     --------        --------
                                                     $148,283        $140,864
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

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            For the Three                   For the Six
                                                            Months Ended                    Months Ended
                                                            September 30,                  September 30,
                                                            -------------                  -------------

                                                        2000            1999              2000          1999
                                                       -----           -----             -----          ----

Revenues                                             $ 43,486       $ 44,623          $ 84,246      $ 85,547
Cost of sales                                          29,483         29,976            56,528        57,248
                                                       ------         ------            ------        ------
Gross profit                                           14,003         14,647            27,718        28,299
Selling, general & administrative expenses             11,710          9,734            23,370        19,685
                                                       ------        -------            ------        ------
Operating income                                        2,293          4,913             4,348         8,614
Interest expense                                        1,571          1,365             3,027         2,631
                                                       ------        -------            ------       -------
Income from continuing operations
  before income taxes                                     722          3,548             1,321         5,983
Provision for income taxes                                288          1,419               527         2,393
                                                       ------         ------            ------        ------
Income from continuing operations                         434          2,129               794         3,590

Discontinued operations:
  Loss from operations, net                                --           (301)               --          (353)
  Loss on disposal, net                                    --         (4,024)               --        (4,024)
                                                       ------         ------            ------        ------
Net income (loss)                                    $    434       $ (2,196)          $   794      $   (787)
                                                       ======         ======            ======        ======
Earnings per share - Basic:

  Income from continuing operations                  $   0.06       $   0.28           $  0.10      $   0.47
  Discontinued operations:
    Loss from operations, net                              --          (0.04)               --         (0.05)
    Loss on disposal, net                                  --          (0.53)               --         (0.53)
                                                       ------         ------            ------        ------
    Net income (loss)                                 $  0.06       $  (0.29)          $  0.10      $  (0.10)
                                                       ======         ======            ======        ======
Earnings per share - Diluted:

  Income from continuing operations                  $   0.06       $   0.27           $  0.10      $   0.45
  Discontinued operations:
    Loss from operations, net                              --          (0.04)               --         (0.04)
    Loss on disposal, net                                  --          (0.52)               --         (0.51)
                                                       ------         ------            ------        ------
    Net income (loss)                                $   0.06       $  (0.28)          $  0.10      $  (0.10)
                                                       ======         ======            ======        ======
Weighted average shares -
    Basic                                               7,706          7,618             7,692         7,661
    Diluted                                             7,760          7,787             7,747         7,902

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                         Six Months Ended
                                                                          September 30,

                                                                  ----------------------------
                                                                         2000        1999
                                                                       --------    --------

Cash flows from operating activities:

    Net income (loss)                                                  $   794    $  (787)
    Adjustments to reconcile net income (loss) to net cash
        provided by (used for) continuing operations:
    Depreciation and amortization                                        2,903      2,558
    Deferred income taxes                                                   95        (72)
    Loss on sale of assets                                                 (46)       (56)
    Loss on disposal of discontinued operations                           --        4,024
    Minority interest                                                      (48)       (42)
    Changes in assets and liabilities:
        Accounts receivable                                             (8,170)       149
        Inventories                                                       (655)       719
        Prepaid expenses and other                                      (2,190)    (3,244)
        Other assets                                                       (31)      (127)
        Accounts payable and accrued expenses                            2,470        810
                                                                       -------    -------
            Total adjustments                                           (5,672)     4,719
                                                                       -------    -------
            Net cash provided by (used for) continuing operations       (4,878)     3,932
    Net cash provided by discontinued operations                          --          900
                                                                       -------    -------
            Net cash provided by (used for) operating activities        (4,878)     4,832
                                                                       -------    -------

Cash flows from investing activities:

    Additions to and disposals of property, plant and equipment, net    (1,228)    (1,419)
    Acquisitions, net of cash acquired                                    --       (5,155)
                                                                       -------    -------
             Net cash used for investing activities                     (1,228)    (6,574)
                                                                       -------    -------

Cash flows from financing activities:

    Long-term debt, net                                                  6,159      5,647
    Short-term borrowings, net                                             438     (1,295)
    Net proceeds from issuance of Common Shares                             93         17
    Repurchase of Common Shares                                           --       (1,429)
                                                                       -------    -------
             Net cash provided by financing activities                   6,690      2,940
                                                                       -------    -------

Effect of changes in foreign currency exchange rates                       (47)      (372)

Net increase in cash                                                       537        826
Cash and cash equivalents at beginning of period                         1,965      3,957
                                                                       -------    -------
Cash and cash equivalents at end of period                             $ 2,502    $ 4,783
                                                                       =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:

    Income taxes                                                       $   934    $   881
    Interest                                                           $ 2,693    $ 2,575

                The accompanying Notes to Consolidated Financial
              Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    Accumulated
                                            Common                                     Other        Common
                               Serial       Shares      Additional                    Compre-       Shares
                              Preferred     ($0.26        Paid-In     Accumulated     hensive         in
                               Shares    Stated Value)    Capital      Earnings        Loss        Treasury*       Total
                               ------    -------------    -------      --------        ----        ---------       -----

March 31, 2000                $ -----     $   2,276    $  51,486     $  10,247     $   (1,699)  $   (8,075)    $  54,235

Issuance of 32
   Common Shares                -----             8         (227)         ----          -----          312            93

Comprehensive income (loss):

   Net income                   -----         -----        -----           794          -----        -----           794
   Cumulative translation
   adjustment                   -----         -----        -----         -----         (2,134)       -----        (2,134)
                                                                                                                  -------
Total comprehensive
    loss                        -----         -----        -----         -----          -----        -----        (1,340)
                              -------       -------    ---------     ---------      ---------    ---------       -------

September 30, 2000           $  -----     $   2,284    $  51,259     $  11,041      $  (3,833)  $   (7,763)    $  52,988
                              =======         =====       ======        ======        =======      =======        ======

* Shares held in treasury totaled 849 at March 31, 2000 and 817 at September 30, 2000.

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

         The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants, however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001 or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - INVENTORY

                                                  September 30,      March 31,
                                                      2000             2000
                                                      ----             ----
Inventories consist of the following:

         Component parts and raw material            $10,448           $9,825
         Work in process                               1,921            2,609
         Finished goods                               14,889           14,316
                                                      ------           ------
                                                      27,258           26,750
         Inventory reserve                            (3,062)          (2,632)
                                                      ------           ------
                                                     $24,196          $24,118
                                                      ======           ======

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

                                                     September 30,  March 31,
                                                         2000         2000
                                                         ----         ----
Property, plant and equipment consists of the following:

         Land                                          $   611       $  598
         Buildings and improvements                      7,440        7,523
         Equipment, furniture and fixtures              20,738       20,234
                                                       -------       ------
                                                        28,789       28,355
         Less:  Accumulated depreciation               (13,218)     (12,202)
                                                       -------      -------
                                                       $15,571      $16,153
                                                        ======       ======

NOTE 4 - EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period which was 7,706 and 7,618, for the three months ended September 30, 2000 and 1999, respectively and 7,692 and 7,661, for the six months ended September 30, 2000 and 1999, respectively. Diluted EPS for the period has been determined by dividing net income by the weighted average number of shares of common shares and potential common shares outstanding for the period which was 7,760 and 7,787, for the three months ended September 30, 2000 and 1999, respectively and 7,747 and 7,902, for the six months ended September 30, 2000 and 1999, respectively. Stock options are the only potential common shares included in the Company's diluted EPS calculations. Potential common shares are computed using the treasury stock method.

NOTE 5 - STOCK PLANS

         The Company granted options to purchase 420 common shares at exercise prices ranging from $3.69 to $3.75 per share under the 1997 Long-Term Incentive Plan and options to purchase 5 common shares under the 1997 Non-Employee Directors' Stock Option Plan during the six months ended September 30, 2000. In addition, 30 previously granted options were terminated during the six months ended September 30, 2000.

NOTE 6 - SHAREHOLDERS' EQUITY

         In November 1996, the Board of Directors authorized a program to repurchase up to 750 shares of the Company's outstanding common shares. In April 1999, the Board of Directors authorized the repurchase of up to an additional 750 outstanding common shares. The Company repurchased 47 shares, at a total cost of $373, during the three months ended September 30, 1999 and repurchased 153 shares, at a total cost of $1,429, during the six months ended September 30, 1999. There were no stock repurchases during the six months ended September 30, 2000.

         In June 1999, the Company adopted an Employee Stock Purchase Plan under which employees have a systematic long-term investment opportunity to own Company shares. During the three months ended September 30, 2000, the Company issued 32 common shares under the Employee Stock Purchase Plan.

NOTE 7 - COMPREHENSIVE INCOME

         Comprehensive income includes net income and other comprehensive income. Other comprehensive income is comprised of other revenues, expenses, gains, and losses that are excluded from net income but included as a component of total shareholders' equity. Other comprehensive income (loss) for the three months ended September 30, 2000 and 1999 totaled ($1,107) and $400, respectively, and for the six months ended September 30, 2000 and 1999, ($2,134) and 65, respectively, which is comprised of the effects of foreign currency translation adjustments in accordance with SFAS No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency translation adjustments, excluded from net income, is presented in the Consolidated Balance Sheets and Statements of Shareholders' Equity as "Accumulated other comprehensive loss."

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

Other Operations. The Company's Other Operations consist of all of the Company's other businesses including those in Europe, Australia and Asia as well as the Company's corrosion monitoring equipment business. In addition, Other Operations include a production facility in the U.S. that assembles and distributes cathodic protection products such as anodes primarily to the Company's businesses in the U.S. The Company's operations in Europe and Asia primarily provide corrosion control products and services to customers in the marine, offshore and industrial markets. In addition to corrosion control products and services, the Company's operations in Australia are also beginning to provide coatings, NDT and pipeline integrity services to its customer base which includes participants in the oil and gas, water treatment, mining and marine industries. The Company's corrosion monitoring equipment business assembles and sells products including probes, instruments and access fittings to customers in the oil and gas and chemical industries.

         The Company's operations by segment are presented below:


                                           For the Three Months Ended                   For the Six Months Ended
                                                   September 30,                               September 30,
                                                 2000              1999                2000               1999
                                                 ----              ----                ----               ----
Revenue:
  Domestic Core Operations                      $25,292          $25,522                $51,291            $50,283
  Canadian Operations                             7,035            7,118                 12,183             12,548
  Middle East Operations                          3,225            4,875                  6,262              8,762
  Other Operations                                9,849            9,532                 18,685             18,242
  Eliminations                                   (1,915)          (2,424)                (4,175)            (4,288)
                                                -------          -------                 ------            -------
                                                $43,486          $44,623                $84,246            $85,547
                                                 ======           ======                 ======             ======

Operating Income:
  Domestic Core Operations                       $3,003           $4,341                 $6,711             $8,873
  Canadian Operations                             1,391            1,821                  2,040              2,708
  Middle East Operations                            319            1,004                    534              1,546
  Other Operations                                  809              823                  1,544              1,571
  Corporate Related Costs and Other              (3,229)          (3,076)                (6,481)            (6,084)
                                                 ------           ------                 ------             ------
                                                 $2,293           $4,913                 $4,348             $8,614
                                                  =====            =====                  =====              =====

NOTE 9 - DISCONTINUED OPERATIONS

         The Company completed the disposition of its UK and Asia foundry operations during September 1999. The divested UK and Asia foundry operations are reported as discontinued operations and the consolidated financial statements have been reclassified to report separately the net assets and results of operations of the divested foundries.

         For the three months ended September 30, 2000 and 1999, the Company allocated interest of $0 and $23, respectively and for the six months ended September 30, 2000 and 1999, the Company allocated interest of $0 and $45 respectively, based on the proceeds realized from the divestiture. Revenues from the UK and Asia foundry operations, which are excluded from consolidated revenues, totaled $0 and $3,027 for the three months ended September 30, 2000 and 1999, respectively, and $0 and $6,416 for the six months ended September 30, 2000 and 1999, respectively. The revenues included intercompany sales of $0 and $960 for the three months ended September 30, 2000 and 1999, respectively, and $0 and $2,122 for the six months ended September 30, 2000 and 1999, respectively. Loss from discontinued operations totaled $0 and $301 for the three months ended September 30, 2000 and 1999, respectively, and $0 and $353 for the six months ended September 30, 2000 and 1999, respectively.

NOTE 10 - SUBSEQUENT EVENT

         During October 2000, the Company amended its revolving credit facility agreement as well as its Senior Note agreement to, among other things, adjust certain of the financial ratios that the Company is required to maintain under these agreements. As a result, interest on Eurocurrency loans under the revolving credit facility will based on the Eurocurrency rate plus 1.20% to 2.50%. In addition, the leverage fee on the Senior Notes will range from 1.00% to 1.65% per annum for any quarter during which the Debt Coverage Ratio, as defined in the Senior Note agreement, equals or exceeds 2.75 to 1.00.

         The Company was in compliance with all debt covenants at September 30, 2000 after giving effect to the October 2000 amendments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND ------- RESULTS OF OPERATIONS

         This document contains certain statements, including those relating to the expected impact of cost reduction measures, that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors which might affect such forward-looking statements include the Company's mix of products and services, timing of jobs, the availability and value of larger jobs, termination provisions relating to government jobs, the impact of weather on the Company's operations, the Company's ability to successfully integrate and develop acquired businesses in a timely manner, the Company's ability to successfully execute its sales and marketing initiatives, the Company's ability to successfully implement its cost reduction measures, the impact of energy prices on the Company's and its customers' businesses, and the impact of existing, new or changed regulatory initiatives. Additional factors that may affect the Company's business and performance are set forth in the Company's fiscal year 2000 Form 10-K filed with the Securities and Exchange Commission.

         The fiscal 2001 results include three small acquisitions that were completed during fiscal 2000 subsequent to the effective dates of the transactions. The results of these acquisitions are no longer separable as they have been integrated into the Company's operations.

         The sale of the Company's UK and Asia foundry operations was completed in September 1999. The decision to divest these operations was consistent with the Company's strategy of focusing on the higher margin service side of the business. For financial reporting purposes, the fiscal year 2000 UK and Asia foundry operations are now reported as discontinued operations and the consolidated financial statements have been reclassified to report separately the UK and Asia foundry operations' net assets and results of operations.

A. RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES
--------

         Revenues for the fiscal 2001 second quarter totaled $43.5 million compared to $44.6 million in the fiscal 2000 second quarter, a decrease of $1.1 million or 2.5%.

         Fiscal 2001 second quarter revenues relating to the Domestic Core Operations totaled $25.3 million compared to $25.5 million in the fiscal 2000 second quarter, a decrease of $0.2 million or 0.9%. Increases in revenues relating to our domestic coatings service business were offset by lower cathodic protection revenues. The lower cathodic protection revenues are primarily attributable to the energy sector of our business.

         The Canadian Operations' revenues for the fiscal 2001 second quarter totaled $7.0 million compared to $7.1 million in the fiscal 2000 second quarter, a decrease of $0.1 million or 1.2%. Revenues relating to the Canadian coating application business increased but were offset by a decline in the cathodic protection business which primarily related to the pipeline market.

         Fiscal 2001 second quarter revenues relating to the Middle East Operations totaled $3.2 million compared to $4.9 million in the fiscal 2000 second quarter, a decrease of $1.7 million or 33.8%. The decrease is due to the fact that there were fewer large projects going on in this region. Our business in this region has historically been characterized by large projects and the Middle East Operations had a record year in fiscal 2000 as several large projects were in progress at the same time.

         Revenues relating to the Other Operations and Eliminations totaled $7.9 million in the fiscal 2001 second quarter compared to $7.1 million in the fiscal 2000 second quarter, an increase of $0.8 million or 11.6%. Other Operations experienced revenue growth in Europe and Asia which was offset, in part, by revenue declines in Australia and at our corrosion monitoring business.

GROSS PROFIT
------------

         Gross profit margins were 32.2% for the fiscal 2001 second quarter compared to 32.8% for the fiscal 2000 second quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

         Operating expenses totaled $11.7 million for the fiscal 2001 second quarter compared to $9.7 million in the fiscal 2000 second quarter, an increase of 20.3%. Investments in sales and marketing as well as in new technology contributed to this increase. We are currently implementing a number of cost reduction measures designed to bring operating expenses more in line with current revenue levels. The cost reduction measures are expected to be in the range of $4 million to $5 million on an annual basis. In addition, we expect to reduce cash expense by approximately $1 million annually by funding certain employee benefit amounts using the Company's common shares. While a portion of these reductions will be realized during the third and fourth quarters of fiscal 2001, we do not expect to realize the full benefit until the beginning of fiscal 2002.

OPERATING INCOME
----------------

         Operating income totaled $2.3 million for the fiscal 2001 second quarter compared $4.9 million for the fiscal 2000 second quarter, a decrease of $2.6 million or 53.3%. The decrease is largely the result of the higher operating expense levels.

INTEREST EXPENSE
----------------

         Interest expense totaled $1.6 million in the second quarter of fiscal 2001 compared to $1.4 million in the second quarter of fiscal 2000. This increase relates primarily to higher interest rates in the second quarter of fiscal 2001 as compared to the prior-year period.

INCOME TAX PROVISION
--------------------

         The Company recorded a provision for income taxes of $0.3 million for the fiscal 2001 second quarter compared to a provision of $1.4 million for the fiscal 2000 second quarter. The effective tax rate was 40.0% for both the fiscal 2001 and fiscal 2000 second quarters.

INCOME FROM CONTINUING OPERATIONS
---------------------------------

         Income from continuing operations totaled $0.4 million in the fiscal 2001 second quarter compared to $2.1 million in the fiscal 2000 second quarter, a decrease of 79.6%. Earnings per share on a diluted basis totaled $0.06 compared to $0.27 in the prior-year period.

B. RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1999

REVENUES
--------

         Revenues for the six months ended September 30, 2000 totaled $84.2 million compared to prior-year revenues of $85.5 million, a decrease of $1.3 million or 1.5%.

         For the six months ended September 30, 2000, revenues relating to the Domestic Core Operations totaled $51.3 million compared to prior-year results of $50.3 million, an increase of $1.0 million or 2.0%. The increase is primarily related to our domestic coatings services business.

         The Canadian Operations' revenues for the six months ended September 30, 2000 totaled $12.2 million compared to prior-year results of $12.5 million, a decrease of $0.4 million or 2.9%. The Canadian Operations cathodic protection business remained flat while its coatings application business was down.

         For the six months ended September 30, 2000, revenues relating to the Middle East Operations totaled $6.3 million compared to prior-year results of $8.8 million, a decrease of $2.5 million or 28.5%. The decrease is due to the fact that there were fewer large projects going on in this region. The business in this region has historically been characterized by large projects and the Middle East Operations had a record year in fiscal 2000 as several large projects were in progress at the same time.

         Revenues relating to the Other Operations and Eliminations, for the six months ended September 30, 2000, totaled $14.5 million compared to prior-year results of $14.0 million, an increase of $0.6 million or 4.0%. Other Operations experienced revenue growth in Europe and Asia which was offset, in part, by revenue declines in Australia and at our corrosion monitoring business.

GROSS PROFIT
------------

         Consolidated gross profit margins were 32.9% for the six months ended September 30, 2000 compared to 33.1% for the prior-year period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

         Operating expenses totaled $23.4 million for the six months ended September 30, 2000 compared to $19.7 million, an increase of $3.7 million or 18.7%. Investments in sales and marketing as well as in new technology contributed to this increase. We are currently implementing a number of cost reduction measures designed to bring operating expenses more in line with current revenue levels. The cost reduction measures are expected to be in the range of $4 million to $5 million on an annual basis. In addition, we expect to reduce cash expense by approximately $1 million annually by funding certain employee benefit amounts using the Company's common shares. While a portion of these reductions will be realized during the third and fourth quarters of fiscal 2001, we do not expect to realize the full benefit until the beginning of fiscal 2002.

OPERATING INCOME
----------------

         Operating income totaled $4.3 million for the six months ended September 30, 2000 compared to $8.6 million in the prior-year period, a decrease of $4.3 million or 49.5%. The decrease in operating income is primarily attributable to the increase in operating expenses.

INTEREST EXPENSE
----------------

         Interest expense totaled $3.0 million for the six months ended September 30, 2000 compared to $2.6 million in the prior-year period. This increase relates primarily to higher interest rates in fiscal 2001 as compared to the prior-year period.

INCOME TAX PROVISION
--------------------

         The Company recorded a provision for income taxes of $0.5 million for the six months ended September 30, 2000 compared to a provision of $2.4 million for the prior-year period. The effective tax rate was 40.0% for both the fiscal 2001 and fiscal 2000 six month periods.

INCOME FROM CONTINUING OPERATIONS
---------------------------------

         Income from continuing operations totaled $0.8 million for the six months ended September 30, 2000 compared to $3.6 million in the prior-year period. Earnings per share on a diluted basis totaled $0.10 compared to $0.45 in the prior-year period.

B.       LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had working capital of $56.9 million compared to $49.5 million at March 31, 2000, an increase of $7.4 million or 15.0%. Consistent with prior years, working capital increased during the first six months of the fiscal year as we moved into the seasonally busiest time of the year. During the first six months of fiscal 2001, cash used for continuing operating activities totaled $4.9 million as a result of the increased working capital levels. Cash used for investing activities totaled $1.2 million during fiscal 2001, which represented net capital expenditures. Cash provided by financing activities totaled $6.7 million during fiscal 2001, which primarily represented net borrowings.

         The Company has a $50 million revolving credit facility that expires on April 30, 2002. Initial borrowings were used to repay existing domestic bank indebtedness. Borrowings under the facility are limited to borrowing base amounts as defined in the credit agreement and are secured by the Company's domestic accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate, as well as certain assets in Canada. The Company has also pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The facility requires the Company to maintain certain financial ratios and places certain limitations on the Company's ability to pay cash dividends, incur additional indebtedness and to make investments including acquisitions.

         During October 2000, we amended our revolving credit facility agreement as well as our Senior Note agreement to, among other things, provide us with additional flexibility in the financial covenants. As a result of these amendments, we estimate that the interest rates on the related debt will, in total, increase between 35 and 40 basis points. As of September 30, 2000, the Company was in compliance with all debt covenants after giving effect to the October 2000 amendments.

         In addition to the domestic bank credit facility, the Company has various smaller lines of credit with foreign banks, which totaled approximately $5.4 million. Total availability under the domestic and foreign credit facilities at September 30, 2000 was approximately $12.9 million after giving consideration to the borrowing base limitations contained in the domestic credit facility.

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

PART II.  OTHER INFORMATION
--------

ITEM 1.  LEGAL PROCEEDINGS
-------

         As previously reported, the Company is a defendant in a suit filed in the United States District Court, Northern District of Ohio, Eastern Division by Armor Shield, Inc. and Doublewall Retrofit Systems, Inc. There have been no material developments in that action during the six months of fiscal 2001. The Company believes that the claims made in the suit are without merit, denies any allegations of wrongdoing and is vigorously defending the claims.

         As previously reported, the Company filed a complaint in the Circuit Court for the County of Ingham, Michigan and appealed a January 2000 Michigan Department of Environmental Quality ("MDEQ") administrative decision which could have the effect of modifying MDEQ's 1995 approval of certain assessment methodologies utilized by the Company in determining whether certain underground storage tanks met Michigan's regulatory requirements for upgrade by means of cathodic protection. These assessment methodologies have been and remain recognized by the United States Environmental Protection Agency and the other states in which the Company utilized such methodologies for virtually identical purposes. The Company believes that MDEQ's decision is in error and on January 24, 2000 filed a complaint and claim of appeal in the Circuit Court for the County of Ingham, Michigan seeking declaratory relief and appealing the decision on several grounds. A hearing on the appeal was held on November 1, 2000. Decision on the appeal has not been rendered.

         The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to any such matters will not materially affect future operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

         A vote by ballot was taken by the Company's shareholders at the Annual Meeting of Shareholders of the Company held on August 24, 2000 for the election of three directors of the Company for terms expiring in 2002. The aggregate number of votes cast for or withheld for each nominee were as follows:

                  DIRECTOR NOMINEES             FOR            WITHHELD
                  -----------------             ---            --------
                  Warren F. Rogers          6,171,758           680,798
                  Barry W. Schadeck         6,304,669           547,887
                  Michael K. Baach          6,073,742           778,814

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------

A.       No exhibits required
B.       There were no reports on Form 8-K filed during the quarter

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CORRPRO COMPANIES, INC.
                                                  (Registrant)



Date:  November 14, 2000                /s/  JOSEPH W. ROG
                                       --------------------------
                                             Joseph W. Rog
                                        Chairman of the Board, President
                                          and Chief Executive Officer

                                        /s/  NEAL R. RESTIVO
                                       --------------------------
                                                Neal R. Restivo
                                         Executive Vice President and
                                             Chief Financial Officer
                                            (principal financial and
                                               accounting officer)