Form 10-Q
period 2000-12-31
CORRPRO COMPANIES INC /OH/
filed 2001-02-09
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 ----------------------------------------------

                                    FORM 10-Q

(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

     As of February 7, 2001, 7,823,768 Common Shares, without par value, were outstanding.

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

ITEM 1.  FINANCIAL STATEMENTS

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          December 31,         March 31,
                                                                              2000                2000
                                                                         ----------------     -------------
ASSETS
Current Assets:
    Cash and cash equivalents                                              $   1,581        $   1,965
    Accounts receivable, net                                                  45,692           38,561
    Inventories                                                               24,022           24,118
    Other current assets                                                      10,053            9,203
                                                                            --------         --------
           Total current assets                                               81,348           73,847
                                                                            --------         --------

Property, plant and equipment, net                                            14,668           16,153
Other Assets:
    Goodwill                                                                  39,135           40,437
    Other assets                                                               9,833           10,427
                                                                            --------         --------
            Total other assets                                                48,968           50,864
                                                                            --------         --------
                                                                           $ 144,984        $ 140,864
                                                                            ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings and current portion of long-term debt            $   1,191        $   1,316
    Accounts payable                                                          15,297           15,157
    Accrued liabilities and other                                              7,618            7,891
                                                                            --------         --------
            Total current liabilities                                         24,106           24,364
                                                                            --------         --------

Long-term debt, net of current portion                                        65,435           61,070

Deferred income taxes                                                          1,477            1,039

Commitments and contingencies                                                     --               --

Minority interest                                                                 88              156

Shareholders' Equity:
    Serial preferred shares                                                       --               --
    Common shares                                                              2,276            2,276
    Additional paid-in capital                                                51,013           51,486
    Accumulated earnings                                                      11,624           10,247
                                                                            --------         --------
                                                                              64,913           64,009
    Accumulated other comprehensive loss                                      (3,662)          (1,699)
    Common shares in treasury, at cost                                        (7,373)          (8,075)
                                                                            --------         --------
            Total shareholders' equity                                        53,878           54,235
                                                                            --------         --------
                                                                           $ 144,984        $ 140,864
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

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           For the Three                      For the Nine
                                                           Months Ended                       Months Ended
                                                            December 31,                      December 31,
                                                           -------------                      ------------
                                                        2000             1999              2000          1999
                                                        ----             ----              ----          ----
Revenues                                              $42,709         $45,746          $126,955      $131,293
Cost of sales                                          29,296          31,186            85,824        88,434
                                                      -------          ------           -------       -------
Gross profit                                           13,413          14,560            41,131        42,859
Selling, general & administrative expenses             10,692          10,386            34,062        30,071
                                                      -------          ------           -------       -------
Operating income                                        2,721           4,174             7,069        12,788
Interest expense                                        1,747           1,352             4,774         3,983
                                                      -------          ------           -------       -------
Income from continuing operations
  before income taxes                                     974           2,822             2,295         8,805
Provision for income taxes                                391           1,128               918         3,521
                                                      -------          ------           -------       -------
Income from continuing operations                         583           1,694             1,377         5,284
Discontinued operations:
  Loss from operations, net                                --              --                --          (353)
  Loss on disposal, net                                    --              --                --        (4,024)
                                                      -------          ------           -------       -------
Net income                                            $   583         $ 1,694          $  1,377      $    907
                                                      =======          ======           =======       =======
Earnings per share - Basic:
  Income from continuing operations                   $  0.08         $  0.22          $   0.18      $   0.69
  Discontinued operations:
    Loss from operations, net                              --              --                --         (0.05)
    Loss on disposal, net                                  --              --                --         (0.52)
                                                      -------          ------           -------       -------
    Net income                                        $  0.08         $  0.22          $   0.18      $   0.12
                                                      =======          ======           =======       =======
Earnings per share - Diluted:

  Income from continuing operations                   $  0.07         $  0.22          $   0.18      $   0.67
  Discontinued operations:
    Loss from operations, net                              --              --                --         (0.04)
    Loss on disposal, net                                  --              --                --         (0.51)
                                                      -------          ------           -------       -------
    Net income                                        $  0.07         $  0.22          $   0.18      $   0.12
                                                      =======          ======           =======       =======
Weighted average shares -
    Basic                                               7,731           7,643             7,703         7,665
    Diluted                                             7,783           7,763             7,757         7,854


       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                   Nine Months Ended
                                                                                     December 31,
                                                                              ----------------------------
                                                                               2000                1999
                                                                              --------            --------
Cash flows from operating activities:
    Net income                                                               $ 1,377            $   907
    Adjustments to reconcile net income to net cash
        provided by (used for) continuing operations:
    Depreciation and amortization                                              4,462              3,837
    401K matching contributions in Treasury shares                               221                 --
    Deferred income taxes                                                        437                (71)
    Loss on sale of assets                                                       (82)               (64)
    Loss on disposal of discontinued operations                                   --              4,024
    Minority interest
                                                                                 (62)               (41)
    Changes in assets and liabilities:
        Accounts receivable                                                   (7,420)             3,500
        Inventories                                                             (488)             2,365
        Prepaid expenses and other                                            (2,095)            (3,577)
        Other assets                                                              71              2,119
        Accounts payable and accrued expenses                                   (144)            (3,407)
                                                                              ------            -------
            Total adjustments                                                 (5,100)             8,685
                                                                              ------            -------
            Net cash provided by (used for) continuing operations             (3,723)             9,592
    Net cash provided by discontinued operations                                  --                900
                                                                              ------            -------
             Net cash provided by (used for) operating activities             (3,723)            10,492
                                                                              ------            -------

Cash flows from investing activities:
    Additions to and disposals of property, plant and equipment, net            (972)            (2,655)
    Acquisitions, net of cash acquired                                            --             (8,391)
                                                                              ------            -------
             Net cash used for investing activities                             (972)           (11,046)
                                                                              ------            -------
Cash flows from financing activities:
    Long-term debt, net                                                        4,733              1,968
    Short-term borrowings, net                                                  (479)            (1,348)
    Net proceeds from issuance of Common Shares                                   --                504
    Net proceeds from reissuance of Treasury Shares                               93                 --
    Repurchase of Common Shares                                                   --             (1,429)
                                                                              ------            -------
             Net cash provided by (used for) financing activities              4,347               (305)
                                                                              ------            -------
Effect of changes in foreign currency exchange rates                             (36)              (330)
                                                                              ------            -------
Net decrease in cash                                                            (384)            (1,189)
Cash and cash equivalents at beginning of period                               1,965              3,957
                                                                              ------            -------
Cash and cash equivalents at end of period                                   $ 1,581            $ 2,768
                                                                              ======            =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Income taxes                                                             $ 1,337            $ 1,269
    Interest                                                                 $ 4,207            $ 3,469



   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    Accumulated
                                            Common                                     Other        Common
                               Serial       Shares      Additional                    Compre-       Shares
                              Preferred     ($0.26        Paid-In     Accumulated     hensive         in
                               Shares    Stated Value)    Capital      Earnings        Loss        Treasury*       Total
                               ------    -------------    -------      --------        ----        ---------       -----
March 31, 2000                $ -----     $   2,276    $  51,486     $  10,247     $   (1,699)  $   (8,075)    $  54,235

Issuance of
   Treasury Shares              -----         -----         (473)         ----          -----          702           229

Comprehensive income (loss):
   Net income                   -----         -----        -----         1,377          -----        -----         1,377
   Cumulative translation
   adjustment                   -----         -----        -----         -----         (1,963)       -----        (1,963)
                                                                                                                  -------
Total comprehensive
    loss                        -----         -----        -----         -----          -----        -----          (586)
                              -------       -------    ---------     ---------      ---------    ---------       -------

December 31, 2000            $  -----     $   2,276    $  51,013     $  11,624      $  (3,662)  $   (7,373)    $  53,878
                              =======         =====       ======        ======        =======      =======        ======


* Shares held in treasury totaled 849 at March 31, 2000 and 777 at December 31, 2000.

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

         The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants. However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the quarter or fiscal year ending March 31, 2001 or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - INVENTORY

                                                    December 31,     March 31,
                                                        2000           2000
                                                        ----           ----
Inventories consist of the following:

         Component parts and raw materials              $10,912         $9,825
         Work in process                                  1,831          2,609
         Finished goods                                  13,105         14,316
                                                         ------         ------
                                                         25,848         26,750
         Inventory reserve                               (1,826)        (2,632)
                                                         ------         ------
                                                        $24,022        $24,118
                                                         ======         ======

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT


                                                                       December 31,              March 31,
                                                                           2000                    2000
                                                                           ----                    ----
Property, plant and equipment consists of the following:

         Land                                                             $    608                $    598
         Buildings and improvements                                          6,720                   7,523
         Equipment, furniture and fixtures                                  21,356                  20,234
                                                                           -------                  ------
                                                                            28,684                  28,355
         Less:  Accumulated depreciation                                   (14,016)                (12,202)
                                                                           -------                 -------
                                                                          $ 14,668                $ 16,153
                                                                           =======                 =======

NOTE 4 - EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period which was 7,731 and 7,643, for the three months ended December 31, 2000 and 1999, respectively and 7,703 and 7,655, for the nine months ended December 31, 2000 and 1999, respectively. Diluted EPS for the period has been determined by dividing net income by the weighted average number of shares of common shares and potential common shares outstanding for the period which was 7,783 and 7,763, for the three months ended December 31, 2000 and 1999, respectively and 7,757 and 7,854, for the nine months ended December 31, 2000 and 1999, respectively. Stock options are the only potential common shares included in the Company's diluted EPS calculations. Potential common shares are computed using the treasury stock method.

NOTE 5 - STOCK PLANS

         The Company granted options to purchase 425 common shares at exercise prices ranging from $3.69 to $4.00 per share under the 1997 Long-Term Incentive Plan and options to purchase 5 common shares under the 1997 Non-Employee Directors' Stock Option Plan during the nine months ended December 31, 2000. In addition, 32 previously granted options were terminated during the nine months ended December 31, 2000.

         The Company adopted a plan whereby holders of stock options covered under the Company's 1997 Long-Term Incentive Plan could surrender options previously granted with the understanding that a like number of options would be granted no sooner than six months after surrender. Accordingly, options for 625 shares with exercise prices ranging from $6.49 to $14.96 were surrendered during the three months ended December 31, 2000.

NOTE 6 - SHAREHOLDERS' EQUITY

         In November 1996, the Board of Directors authorized a program to repurchase up to 750 shares of the Company's outstanding common shares. In April 1999, the Board of Directors authorized the repurchase of up to an additional 750 outstanding common shares. The Company repurchased 153 shares, at a total cost of $1,429, during the nine months ended December 31, 1999. There were no stock repurchases during the nine months ended December 31, 2000.

         In June 1999, the Company adopted an Employee Stock Purchase Plan under which employees have a systematic long-term investment opportunity to own Company shares. During the nine months ended December 31, 2000, the Company issued 32 Treasury shares under the Employee Stock Purchase Plan.

         The Company maintains the Corrpro Companies, Inc. Profit Sharing Plan and Trust for all eligible employees in the United States under Section 401 (k) of the Internal Revenue Code. The Company may, at its discretion, make contributions to the plan. In addition, the Company matches a portion of employees' contributions. Effective October 1, 2000, the Company started matching employee contributions with Treasury Stock. During the nine months ended December 31, 2000, the Company issued 39 Treasury shares for the Company's matching portion.

NOTE 7 - COMPREHENSIVE INCOME

         Comprehensive income includes net income and other comprehensive income. Other comprehensive income is comprised of other revenues, expenses, gains, and losses that are excluded from net income but included as a component of total shareholders' equity. Other comprehensive income (loss) for the three months ended December 31, 2000 and 1999 totaled $171 and $212, respectively, and for the nine months ended December 31, 2000 and 1999, ($1,963) and $277, respectively, which is comprised of the effects of foreign currency translation adjustments. The accumulated balance of foreign currency translation adjustments, excluded from net income, is presented in the Consolidated Balance Sheets and Statements of Shareholders' Equity as "Accumulated other comprehensive loss."

NOTE 8 - BUSINESS SEGMENTS

The Company reports the following operating segments: Domestic Core Operations, Canadian Operations, Middle East Operations and Other Operations. The Company's operating segments and a description of the products and services they provide are described below:

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

Canadian Operations. The Canadian Operations provide corrosion control, pipeline integrity and NDT products and services to customers who are primarily in the oil and gas industries. These customers include pipeline operators, petrochemical plants and refineries. In addition, the Canadian Operations provide specialty coatings application services through the Company's CSI Coatings Services subsidiary that was acquired in April 1999. The Canadian Operations also include a production facility that assembles products such as anodes, rectifiers, coke breeze and remote monitoring units.

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

         The Company's operations by segment are presented below:


                                           For the Three Months Ended                   For the Nine Months Ended
                                                   December 31,                                December 31,
                                                 2000              1999                2000                 1999
                                                 ----              ----                ----                 ----
Revenue:
  Domestic Core Operations                      $25,565          $26,914               $ 76,856           $ 77,197
  Canadian Operations                             6,863            7,635                 19,046             20,183
  Middle East Operations                          2,994            4,587                  9,256             13,349
  Other Operations                                8,439            9,189                 27,124             27,755
  Eliminations                                   (1,152)          (2,579)                (5,327)            (7,191)
                                                 ------           ------                 ------             ------
                                                $42,709          $45,746               $126,955           $131,293
                                                 ======           ======                =======            =======
Operating Income:
  Domestic Core Operations                      $ 3,558          $ 4,102               $ 10,269           $ 12,975
  Canadian Operations                             1,589            1,917                  3,629              4,625
  Middle East Operations                             48              732                    582              2,278
  Other Operations                                  911              509                  2,455              2,081
  Corporate Related Costs and Other              (3,385)          (3,086)                (9,866)            (9,171)
                                                 ------           ------                 ------             ------
                                                $ 2,721          $ 4,174               $  7,069           $ 12,788
                                                 ======           ======                 ======             ======

NOTE 9 - DISCONTINUED OPERATIONS

         The Company completed the disposition of its UK and Asia foundry operations during September 1999. The divested UK and Asia foundry operations are reported as discontinued operations and the consolidated financial statements have been reclassified to report separately the net assets and results of operations of the divested foundries.

         For the nine months ended December 31, 1999, the Company allocated interest of $45 based on the proceeds realized from the divestiture. Revenues from the UK and Asia foundry operations, which are excluded from consolidated revenues, totaled $6,416 for the nine months ended December 31, 1999 which included intercompany sales of $2,122. Loss from discontinued operations totaled $353 for the nine months ended December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for historical information, the matters discussed in this document are forward-looking statements that involve risks and uncertainties. The forward-looking statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition to factors referred to in the other portions of this document, there are other important factors that could cause actual results to differ materially including, but not limited to, the Company's mix of products and services, timing of jobs, the availability and value of larger jobs, termination provisions relating to government jobs, the impact of weather on the Company's operations, the Company's ability to successfully integrate and develop acquired businesses in a timely manner, the Company's ability to successfully execute its sales and marketing initiatives, the impact of energy prices on the Company's and its customers' businesses, and the impact of existing, new or changed regulatory initiatives. Additional factors that may affect the Company's business and performance are set forth in other Company's documents filed with the Securities and Exchange Commission.

         The fiscal 2001 results include three small acquisitions that were completed during fiscal 2000 . The results of these acquisitions are no longer separable as they have been integrated into the Company's operations.

         The sale of the Company's UK and Asia foundry operations was completed in September 1999. The decision to divest these operations was consistent with the Company's strategy of focusing on the higher margin service side of the business. For financial reporting purposes, the fiscal year 2000 UK and Asia foundry operations were reported as discontinued operations and the consolidated financial statements were reclassified to separately report the UK and Asia foundry operations' net assets and results of operations.

A. RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

REVENUES
--------

         Revenues for the fiscal 2001 third quarter totaled $42.7 million compared to $45.7 million in the fiscal 2000 third quarter, a decrease of $3.0 million or 6.6%.

         Fiscal 2001 third quarter revenues relating to the Domestic Core Operations totaled $25.6 million compared to $26.9 million in the fiscal 2000 third quarter, a decrease of $1.3 million or 5.0%. Increases in revenues relating to the domestic coatings service business were offset by lower revenues from our offices which are dependent on the oil and gas industry.

         The Canadian Operations' revenues for the fiscal 2001 third quarter totaled $6.9 million compared to $7.6 million in the fiscal 2000 third quarter, a decrease of $0.8 million or 10.1%. Revenues relating to the Canadian coating application business increased but were offset by a decline in the cathodic protection business which primarily related to the pipeline market.

         Fiscal 2001 third quarter revenues relating to the Middle East Operations totaled $3.0 million compared to $4.6 million in the fiscal 2000 third quarter, a decrease of $1.6 million or 34.7%. The decrease is due to the fact that there were fewer large projects going on in this region. Our business in this region has historically been characterized by large projects and the Middle East Operations had a record year in fiscal 2000 as several large projects were in progress at the same time.

         Revenues relating to the Other Operations and Eliminations totaled $7.3 million in the fiscal 2001 third quarter compared to $6.6 million in the fiscal 2000 third quarter, an increase of $0.7 million or 10.2%. Other Operations experienced revenue growth primarily in Europe which was offset, in part, by revenue declines in Asia, Australia and at our corrosion monitoring business.

GROSS PROFIT
------------

         Gross profit margins were 31.4% for the fiscal 2001 third quarter compared to 31.8% for the fiscal 2000 third quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

         Operating expenses totaled $10.7 million for the fiscal 2001 third quarter compared to $10.4 million in the fiscal 2000 third quarter, an increase of 2.9%. In the fiscal 2001 second quarter, the Company implemented a number of cost reduction measures designed to bring operating expenses more in line with current revenue levels. As a result of these measures, fiscal 2001 third quarter operating expenses are down approximately $1.0 million from the levels reported in the fiscal 2001 second quarter. The impact of the cost reduction measures is partially offset by higher operating expenses related to our coatings business. Operating expenses related to the coatings business are up due to significant growth in this business.

OPERATING INCOME
----------------

         Operating income totaled $2.7 million for the fiscal 2001 third quarter compared $4.2 million for the fiscal 2000 third quarter, a decrease of $1.5 million or 34.8%. The decrease is largely the result of lower revenue levels.

INTEREST EXPENSE
----------------

         Interest expense totaled $1.7 million in the third quarter of fiscal 2001 compared to $1.4 million in the third quarter of fiscal 2000. This increase relates primarily to higher interest rates in the third quarter of fiscal 2001 as compared to the prior-year period.

INCOME TAX PROVISION
--------------------

         The Company recorded a provision for income taxes of $0.4 million for the fiscal 2001 third quarter compared to a provision of $1.1 million for the fiscal 2000 third quarter. The effective tax rate was 40% for both the fiscal 2001 and fiscal 2000 third quarters.

INCOME FROM CONTINUING OPERATIONS
---------------------------------

         Income from continuing operations totaled $0.6 million in the fiscal 2001 third quarter compared to $1.7 million in the fiscal 2000 third quarter, a decrease of 65.6%. Earnings per share on a diluted basis totaled $0.07 compared to $0.22 in the prior-year period.

B. RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1999

REVENUES
--------

         Revenues for the nine months ended December 31, 2000 totaled $127.0 million compared to prior-year revenues of $131.3 million, a decrease of $4.3 million or 3.3%.

         For the nine months ended December 31, 2000, revenues relating to the Domestic Core Operations totaled $76.9 million compared to prior-year results of $77.2 million, a decrease of $0.3 million or less than 1%. Revenue increases relating to the Company's fast growing coatings services business have been offset by declines in the core corrosion protection business, particularly at domestic offices which are dependant on the oil and gas industry. The increase in the coatings services business results primarily from several new contracts secured by the Company from the Department of the Navy and Sea World.

         The Canadian Operations' revenues for the nine months ended December 31, 2000 totaled $19.0 million compared to prior-year results of $20.2 million, a decrease of $1.1 million or 5.6%. The Canadian Operations cathodic protection business was down while its coatings application business was flat.

         For the nine months ended December 31, 2000, revenues relating to the Middle East Operations totaled $9.3 million compared to prior-year results of $13.3 million, a decrease of $4.1 million. The decrease is due to the fact that there were fewer large projects going on in this region. The business in this region has historically been characterized by large projects and the Middle East Operations had a record year in fiscal 2000 as several large projects were in progress at the same time.

         Revenues relating to the Other Operations and Eliminations for the nine months ended December 31, 2000 totaled $21.8 million compared to prior-year results of $20.6 million, an increase of $1.2 million or 6.0%. Other Operations experienced revenue growth in Europe which was offset, in part, by revenue declines in Asia, Australia and at our corrosion monitoring business.

GROSS PROFIT
------------

         Consolidated gross profit margins were 32.4% for the nine months ended December 31, 2000 compared to 32.6% for the prior-year period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

         Operating expenses totaled $34.1 million for the nine months ended December 31, 2000 compared to $30.1 million in the prior year period, an increase of $4.0 million or 13.3%. Investments in sales and marketing as well as in new technology contributed to this increase. In the fiscal 2001 second quarter, the Company implemented a number of cost reduction measures designed to bring operating expenses more in line with current revenue levels. The cost reduction measures are expected to be approximately $4.8 million on an annual basis. In addition, the Company expects to reduce cash expenses by approximately $1 million annually by funding certain employee benefit amounts using the Company's common shares. While the full benefit of these reductions is not expected to be realized until the beginning of fiscal 2002, the Company has started to see benefits of these cost reductions measures in the third quarter. Including the impact of non-cash employee benefit amounts, operating expenses dropped approximately $1.0 million between the second and third quarters. The impact of the cost reduction measures is being partially offset by higher operating expenses relating to the coatings business. The operating expenses of the coatings business are up due to the significant growth of coatings business which has resulted in the opening of five satellite offices and the hiring of 130 new employees in recent months.

OPERATING INCOME
----------------

         Operating income totaled $7.1 million for the nine months ended December 31, 2000 compared to $12.8 million in the prior-year period, a decrease of $5.7 million or 44.7%. The decrease in operating income is primarily attributable to the increase in operating expenses and lower revenue levels.

INTEREST EXPENSE
----------------

         Interest expense totaled $4.8 million for the nine months ended December 31, 2000 compared to $4.0 million in the prior-year period. This increase relates primarily to higher interest rates in fiscal 2001 as compared to the prior-year period.

INCOME TAX PROVISION
--------------------

         The Company recorded a provision for income taxes of $0.9 million for the nine months ended December 31, 2000 compared to a provision of $3.5 million for the prior-year period. The effective tax rate was 40% for both the fiscal 2001 and fiscal 2000 nine month periods.

INCOME FROM CONTINUING OPERATIONS
---------------------------------

         Income from continuing operations totaled $1.4 million for the nine months ended December 31, 2000 compared to $5.3 million in the prior-year period. Earnings per share on a diluted basis totaled $0.18 compared to $0.67 in the prior-year period.

B.       LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, the Company had working capital of $57.2 million compared to $49.5 million at March 31, 2000, an increase of $7.8 million or 15.7%. Consistent with prior years, working capital increased during the first nine months of the fiscal year as the Company experienced the seasonally busiest time of year. During the nine months of fiscal 2001, cash used for continuing operating activities totaled $3.7 million as a result of the increased working capital levels. Cash used for investing activities totaled $1.0 million during fiscal 2001, which represented net capital expenditures. Cash provided by financing activities totaled $4.3 million during fiscal 2001, which primarily represented net borrowings.

         The Company has a $50 million revolving credit facility that expires on April 30, 2002. Initial borrowings were used to repay existing domestic bank indebtedness. Borrowings under the facility are secured by the Company's domestic accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate as well as certain assets in Canada. The Company has also pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The facility requires the Company to maintain certain financial ratios and places certain limitations on the Company's ability to pay cash dividends, incur additional indebtedness and to make investments, including acquisitions. As of December 31, 2000, the Company was in compliance with all debt covenants.

         In addition to the domestic bank credit facility, the Company has various smaller lines of credit with foreign banks, which totaled approximately $5.7 million. Total availability under the domestic and foreign credit facilities at December 31, 2000 was approximately $13.7 million after giving consideration to the borrowing base limitations contained in the domestic credit facility.

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

         The Company's cash flow and earnings are subject to fluctuations due to exchange rate variations. Foreign currency risk exists by the nature of the Company's global operations, however, because those operations are conducted in a number of different countries, the foreign currency risk is lessened and the Company does not hedge these investments. The Company's investments in foreign subsidiaries with a foreign currency are generally considered long-term.

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

         As previously reported, the Company is a defendant in a suit filed in the United States District Court, Northern District of Ohio, Eastern Division by Armor Shield, Inc. and Doublewall Retrofit Systems, Inc. There have been no material developments in that action during the nine months of fiscal 2001. The Company believes that the claims made in the suit are without merit, denies any allegations of wrongdoing and is vigorously defending the claims.

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

         On November 14, 2000, the Ingham Circuit Court entered an order reversing MDEQ's administrative decision that directed the Company take certain actions. The circuit court also found that MDEQ did not approve of the full use of the assessment methodologies utilized by the Company in Michigan. The Company believes that such finding is not supported by any evidence contained in the administrative record. Further, the Company believes that such finding is contradicted by evidence contained in the administrative record that the circuit court failed to consider. On December 5, 2000, the Company filed in the Michigan Court of Appeals an application for leave to appeal the circuit court's finding that MDEQ did not approve the full use of the assessment methodologies utilized by the Company in Michigan. A decision on the application for leave to appeal is pending.

         As previously reported during the fiscal year, the Company discovered that a former employee used an incorrect assessment standard in connection with the evaluation of whether certain underground storage tanks located at as many as sixty-seven sites were eligible for upgrade using cathodic protection. The Company is continuing to work with the states and the EPA to develop a field investigation program to assess the current status of the affected sites. Based on currently available information, the Company does not believe that the cost of the field investigation program will have a material effect on the future operations, financial position or cash flows of the Company.

         The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to any such matters will not materially affect future operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits.

         Exhibit 10.1 Form of employment agreement entered into between the Company and certain of its executive officers named in the Company's most recent proxy statement.

         Exhibit 10.2 Form of change in control agreement entered into between the Company and certain of its executive officers named in the Company's most recent proxy statement.

         Exhibit 10.3 Form of indemnification agreement entered into between the Company and certain of its executive officers named in the Company's most recent proxy statement.

B.       Reports on Form 8-K.

         On December 15, 2000, the Company filed a Form 8-K regarding developments in legal proceedings described in Part II, Item 1 above.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CORRPRO COMPANIES, INC.
                                                (Registrant)



Date:  February 9, 2000                          /s/  Joseph W. Rog
                                            ---------------------------
                                                   Joseph W. Rog
                                          Chairman of the Board, President
                                             and Chief Executive Officer

                                              /s/  John L. Brack, Jr.
                                          -------------------------------
                                                 John L. Brack, Jr.
                                           Interim Chief Financial Officer
                                            (interim principal financial
                                              and accounting officer)