Form 10-K
period 2001-03-31
CORRPRO COMPANIES INC /OH/
filed 2001-07-13
CIK 907072

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001
                                       or
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 1-12282

                             CORRPRO COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           OHIO                                            34-1422570
           ----                                            ----------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

1090 ENTERPRISE DRIVE, MEDINA, OHIO                           44256
----------------------------------------                      -----
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

     The aggregate market value of Common Shares held by nonaffiliates of the Registrant was approximately $15,656,856 at June 27, 2001. (The aggregate market value has been computed using the closing market price of the stock as reported by the New York Stock Exchange on June 27, 2001.) For purposes of this calculation, the Registrant deems the Common Shares held by its Directors, executive officers and holders of 10% or more of its Common Shares to be Common Shares held by affiliates.

                                   8,013,053
                                   ---------
           (Number of Common Shares outstanding as of June 27, 2001.)

                       DOCUMENTS INCORPORATED BY REFERENCE
     The Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended March 31, 2001, portions of which document shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

         Corrpro Companies, Inc. was founded in 1984 and organized under the laws of the State of Ohio. As used in this report, the terms "Corrpro" and the "Company" mean Corrpro Companies, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

PRODUCTS AND SERVICES
         Corrpro provides corrosion control related services, systems, equipment and materials to the infrastructure, environmental and energy markets. Our products and services include (i) corrosion control engineering services, systems and equipment ("corrosion control"), (ii) coatings services ("coatings") and (iii) pipeline integrity and risk assessment services.

CORROSION CONTROL. Corrpro's specialty in the corrosion control market is cathodic protection. We offer a comprehensive range of services in this area, which include the design, manufacture, installation, maintenance and monitoring of cathodic protection systems. Cathodic protection is an electrochemical process that prevents corrosion for new structures and stops the corrosion process for existing structures. It can provide a cost-effective alternative to the replacement of corroding structures. In order to understand how cathodic protection works, it is helpful to first understand the corrosion process. Steel, the most common metal protected by cathodic protection, is produced from iron ore. To produce steel, the iron ore is subjected to a refining process that adds energy. Once the steel is put back into the environment, it begins to revert back to its original state (i.e., iron ore) by releasing the added energy back into the surrounding environment. This process of dispersing energy is called corrosion. Cathodic protection electrodes, called anodes, are placed near, and connected to, the structure to be protected (i.e., the cathode). Anodes are typically made from cast iron, graphite, aluminum, zinc or magnesium. A cathodic protection system works by passing an electrical current from the anode to the cathode. This process maintains the energy level on the cathode, thus stopping it from corroding. Instead, the anode corrodes, sacrificing itself to maintain the integrity of the structure. In order for the electrical current to pass from the anode to the cathode, they both must be in a common environment. Therefore, cathodic protection can only be used to protect structures that are buried in soil, submerged in water or encased in concrete. Structures commonly protected against corrosion by the cathodic protection process include oil and gas pipelines, offshore platforms, above and underground storage tanks, ships, electric power plants, bridges, parking garages, transit systems and water and wastewater treatment equipment.

         In addition to cathodic protection, our corrosion control services include corrosion engineering, material selection, inspection services, advanced corrosion research and testing and corrosion monitoring (including remote monitoring). Remote monitoring is a technology we acquired in September 1999. In order for cathodic protection to be most effective, the system must run continuously. To ensure that this is happening, the cathodic protection systems need to be monitored on a regular basis. Remote monitoring allows customers to reduce the cost of monitoring and maintaining their cathodic protection systems by eliminating the need to have personnel travel to various sites in order to collect data from the cathodic protection system. Equally significant is the continuous flow (and more frequent updates) of data that remote monitoring can provide. This information allows problems to be identified immediately rather than waiting for the on-site inspection interval. We also sell a variety of materials and equipment including anodes, rectifiers and corrosion monitoring probes used in cathodic protection and corrosion monitoring systems. Corrosion control represented approximately 81%, 91% and 96% of our revenues in fiscal years 2001, 2000 and 1999, respectively.

COATINGS. Corrpro offers a wide variety of coatings-related services designed to provide our customers with longer coatings life, reduced corrosion, improved aesthetics and lower life-cycle costs for their coated structures. Coatings services include research, testing, evaluation and application of coatings. In addition, we provide project management services for coatings maintenance programs, including condition surveys, failure analysis, selection of site surface preparation methods and selection and application of coatings. We also provide specialized coatings application services for structures with aggressive corrosion conditions such as the inside and outside of storage tanks and pipelines. Coatings represented approximately 15%, 5% and 1% of our revenues in fiscal years 2001, 2000 and 1999, respectively.

PIPELINE INTEGRITY AND RISK ASSESSMENT SERVICES. Corrpro offers a comprehensive line of pipeline integrity, risk assessment and inspection services, including assessment, surveys, inspection, analysis, repairs and ongoing maintenance. By offering a wide range of services, we are able to provide pipeline owners with one-stop shopping for the preservation of their pipeline systems. Pipeline integrity and risk assessment services represented approximately 4% of our revenues in fiscal years 2001 and 2000 and 3% of our revenues in fiscal year 1999.

ACQUISITIONS AND DISPOSITIONS
         We have broadened our business capabilities and expanded our geographic presence through a series of acquisitions. We made thirteen strategic acquisitions between fiscal 1987 and fiscal 1998. The following table details acquisitions made subsequent to fiscal 1998.


                                                     YEAR
ACQUISITION                                        ACQUIRED
Corrosion Interventions Ltd.                        FY 1999     Geographic expansion - Eastern Canada
Corrpro Australia                                   FY 1999     Geographic expansion - Australia
Basco Group                                         FY 1999     Corrosion services - United Kingdom
Consulex Corporation                                FY 1999     Product line expansion - coatings
Bass-Trigon Software LLC                            FY 1999     Software supplier to pipeline industry
D.C. Corrosion Corp.                                FY 1999     Corrosion services - Western Canada
Westcor                                             FY 1999     Corrosion services - Australia
CSI Coatings Systems, Inc.                          FY 2000     Specialty coatings application services
Acquisition of remote monitoring technology         FY 2000     Production line expansion - corrosion monitoring
Borza Inspections Ltd.                              FY 2000     Inspection services - Western Canada
Corrosion and Technical Services, WWL               FY 2000     Geographic expansion - Bahrain


         In March 1997, Corrpro adopted a plan to divest its anode foundry operation in Louisiana. This disposition was completed in March 1999. In September 1999, Corrpro divested its remaining anode foundry operations in the United Kingdom and Asia. In fiscal 2001, we ceased certain Mexican foundry operations and disposed of a small, non-core business unit.

SEGMENTS
         We have organized our operations into four business segments: Domestic Core Operations, Canadian Operations, International Operations and Other Operations. In fiscal 2001, as a result of the restructuring of our internal operations, we reconfigured our business segments by combining our operations in Europe, Asia and Australia with that of the Middle East to form the International Operations segment. Previously, our operations in Europe, Asia and Australia were included in our Other Operations segment. Prior period business segment information has been reconfigured to conform to the current presentation. Our business segments and a description of the products and services they provide are described below:

DOMESTIC CORE OPERATIONS. Our Domestic Core Operations segment consists of operations that service the United States and Central and South America. Products and services include corrosion control, coatings, pipeline integrity, risk assessment and inspection services. This segment provides corrosion control products and services to a wide-range of customers in a number of industries including: energy, utilities, water and wastewater treatment, chemical and petrochemical, pipelines, defense and municipalities. In addition, this segment provides coatings services to customers in the entertainment, aerospace, transportation, petrochemical and electric power industries, as well as the United States military. Finally, the Domestic Core Operations segment includes a production facility in the United States that assembles and distributes cathodic protection products, such as anodes, primarily to the United States market. Revenues relating to this segment totaled $99.8 million (or 60% of consolidated revenues), $98.7 million (or 59% of consolidated revenues) and $110.5 million (or 64% of consolidated revenues) during fiscal 2001, 2000 and 1999, respectively.

CANADIAN OPERATIONS. Our Canadian Operations segment provides corrosion control, pipeline integrity and inspection services to customers in Canada who are primarily in the oil and gas industry. These customers include pipeline operators and petrochemical plants and refineries. The Canadian Operations segment also includes production facilities that assemble products such as anodes and rectifiers. Revenues relating to this segment totaled $24.3 million (or 15% of consolidated revenues), $26.2 million (or 16% of consolidated revenues) and $17.9 million (or 10% of consolidated revenues) during fiscal 2001, 2000 and 1999, respectively.

INTERNATIONAL OPERATIONS. Our International Operations segment consists of operations in Europe, the Middle East, Australia and Asia, which provide corrosion control products and services to customers in the petroleum, utility, industrial, marine and offshore markets, as well as to governmental entities in connection with their infrastructure assets. In addition to corrosion control products and services, our operation in Australia also provides coatings and pipeline integrity services to its customer base, which includes the oil and gas, water treatment, mining and marine industries. Revenues relating to this segment totaled $38.3 million (or 23% of consolidated revenues), $42.0 million (or 25% of consolidated revenues) and $32.5 million (or 19% of consolidated revenues) during fiscal 2001, 2000 and 1999, respectively.

OTHER OPERATIONS. Our Other Operations segment includes our corrosion monitoring equipment business, which assembles and sells products including corrosion monitoring probes, instrument access fittings and remote monitoring units to customers in the oil and gas and chemical industries. In addition, this segment also includes our risk assessment and analysis software business, which sells or licenses products to customers primarily in the oil and gas industry. Revenues relating to this segment totaled $9.0 million (or 5% of consolidated revenues), $10.8 million (or 6% of consolidated revenues) and $10.4 million (or 6% of consolidated revenues) during fiscal 2001, 2000 and 1999, respectively.

         Further information about our business segments is included in Note 9, Business Segments, to Notes to Consolidated Financial Statements included in
Item 8 of this Form 10-K.

SALES AND MARKETING
         We market our products and services in the United States and Canada primarily through our sales personnel. The technical nature of our products and services requires a highly trained, professional sales force, and, as a result, many of our sales personnel have engineering or technical expertise and experience. Due to the problem solving experience of our engineering staff, potential and existing customers regularly seek out advice from our technical personnel, which can result in business opportunities on an ongoing basis.

         Our products and services in the Middle East, Asia, Australia, Europe and South America are marketed by our sales personnel, as well as by independent, locally-based sales representatives. These independent sales representatives are used to supplement the efforts of our direct sales force and to market our products and services to other regions of the world. The independent sales representatives earn commissions on sales that vary by product and service type. Certain products, including rectifiers and corrosion monitoring equipment, are marketed through networks of both domestic and international distributors.

SOURCES AND AVAILABILITY OF RAW MATERIALS
         We assemble certain components of cathodic protection systems, which include aluminum, zinc, magnesium and other metallic anodes. We do not believe that we are dependent upon any single outside vendor as a source of supply and believe that sufficient alternative sources of supply for the same, similar or alternative products are available.

PATENTS AND LICENSES
         We own patents, patent applications and licenses relating to certain of our products and processes. While our rights under the patents and licenses are of importance to individual components of our operations, our business as a whole is not materially dependent on any one patent or license or on the patents and licenses as a group.

SEASONAL TRENDS
         Our business is somewhat seasonal as winter weather can adversely impact our operations in the northern United States, Canada and the United Kingdom. Therefore, our revenues during the fourth quarter of our fiscal year (i.e., January through March) are typically lower than revenues during each of the other three fiscal quarters.

CUSTOMERS
         Sales are made to a broad range of customers. During the fiscal year ended March 31, 2001, no one customer accounted for more than 10% of our sales. We do not believe that the loss of any one customer would have a materially adverse effect on our business.

         We sell products and services to the U.S. government and agencies and municipalities thereof, including the U.S. Navy. Sales to these customers accounted for approximately 8% of our net sales in fiscal 2001 and 3% of our net sales in each of fiscal 2000 and 1999. Our contracts with the U.S. government contain standard provisions permitting the government to terminate these contracts without cause. In the event of termination, we are entitled to receive reimbursement on the basis of the work completed (cost plus a reasonable profit). These contracts are also subject to renegotiation of profits. We have no knowledge of any pending or threatened termination of any of our significant government contracts or subcontracts. In addition, government procurement programs are subject to budget cutbacks and policy changes that could impact the revenue for, or alter the demand for, our products. Accordingly, our future sales to the government are subject to these budgetary and policy changes.

BACKLOG
         Our backlog of unshipped orders was approximately $59 million as of March 31, 2001, $54 million as of March 31, 2000 and $63 million as of March 31, 1999. We estimate that a substantial portion of our backlog of orders at March 31, 2001, will be filled during fiscal 2002.

COMPETITIVE CONDITIONS
         Within the corrosion control market, we face competition from a large number of domestic and international companies, all of which we believe are considerably smaller than Corrpro. Only a few of these competitors offer a broad range of corrosion control engineering services, systems and products and we do not believe that any of our competitors offer the comprehensive range of products and services that we provide. In the services area, we compete principally on the basis of quality, technical expertise and capabilities and customer service, although price is a consideration, particularly when we are providing construction and installation services. In the product area, we typically compete on the basis of quality, service and price.

RESEARCH AND DEVELOPMENT
         Our engineering and product development activities are primarily directed toward designing new products and services to meet customers' specific requirements. Product development costs amounted to approximately $1.0 million, $1.2 milllion and $0.6 million during fiscal years 2001, 2000 and 1999, respectively.

GOVERNMENT REGULATIONS
         We believe that our current operations and our current use of property, plant and equipment conform in all material respects to applicable laws and regulations. Other than as disclosed under "Legal Proceedings", we have not experienced, nor do we anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations.

EMPLOYEES
         As of March 31, 2001, we had 1,303 employees, 528 of whom were located outside the United States.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD LOOKING INFORMATION
         This document includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's expectations and beliefs concerning future events and discuss, among other things, anticipated future performance and revenues, expected growth and future business plans. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" or variations of such words and similar expressions are intended to identify such forward-looking statements. We believe that the following factors, among others, could affect our future performance or the price and liquidity of our Common Shares and cause our actual results to differ materially from those results expressed or implied by forward-looking statements: our mix of products and services; our ability to obtain extensions, amendments or waivers under our debt agreements and the availability and terms of additional sources of financing and capital; the timing of jobs; the availability and value of larger jobs; qualification requirements and termination provisions relating to government jobs; our ability to satisfy the New York Stock Exchange's continued listing requirements; the impact of inclement weather on operations; the impact of energy prices on the Company's and its customers' businesses; adverse developments in pending litigation or regulatory matters; and the impact of existing, new or changed regulatory initiatives. In addition, any forward-looking statement speaks only as of the date on which such statement is made and we do not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

OUR PROFITABILITY CAN BE IMPACTED BY OUR MIX OF PRODUCTS AND SERVICES. Given that our selling, general and administrative costs are largely fixed in terms of dollars, our profitability is dependent upon the amount of gross profit that we are able to realize. We typically generate higher gross profit margins on pure engineering service jobs than on those jobs that include a material or installation component. In addition, our gross profit margins also can be negatively impacted when we utilize subcontractors. Therefore, a shift in mix from engineering services to more construction and installation type work or an increase in the amount of subcontracting costs could have a negative impact on our operating results. In addition, certain of the products that we sell have gross profit margins that are considerably lower than our overall average gross profit margin. A shift in mix which results in a greater percentage of revenues relating to these lower margin products would also have a negative impact on our operating results.

OUR ABILITY TO OBTAIN EXTENSIONS, AMENDMENTS OR WAIVERS UNDER OUR DEBT AGREEMENTS AND AVAILABILITY OF ADDITIONAL SOURCES OF FINANCING AND CAPITAL. As of March 31, 2001, we received waivers from our lenders of certain financial covenant violations under our Revolving Credit Facility and outstanding Senior Notes. On July 12, 2001, we executed amendments effective as of June 29, 2001, for our Revolving Credit Facility and Senior Notes to reset certain covenants under these agreements. Failure to observe or perform any one or more of the covenants contained in these debt agreements at any given time in the future will require us to obtain a waiver, consent or amendment from our lenders, or refinance our credit facilities. In addition, our current Revolving Credit Facility expires on April 30, 2002. We will be required to amend this Revolving Credit Facility to extend the expiration date or refinance this debt. We cannot assure that we will be able to obtain future maturity extensions, waivers, consents and amendments, or refinance our indebtedness or obtain additional capital on reasonable terms or at all. If we cannot raise funds on acceptable terms when needed, we may not be able to meet our obligations as they become due, which could seriously harm our business and ultimately could impact our ability to operate as a going concern.

THE TIMING OF JOBS CAN IMPACT OUR PROFITABILITY. There are a number of factors, some of which are beyond our control, that can cause projects to be delayed and thus negatively impact our profitability for the related period. These factors include the availability of labor, equipment or materials, customer scheduling issues, delays in obtaining required permits and weather. In addition, when we are working as a subcontractor on a project, our portion of the project can be delayed as a result of factors relating to other contractors.

THE AVAILABILITY AND VALUE OF LARGER JOBS CAN IMPACT OUR PROFITABILITY. While the majority of our jobs are relatively small, we can have a number of individual contracts in excess of $1 million in progress at any particular time. These larger contracts generally generate more gross profit dollars than our typical jobs. Therefore, the absence of larger jobs, which can generally result from a number of factors, including market conditions, can have a negative impact on our operating results.

QUALIFICATION REQUIREMENTS AND TERMINATION PROVISIONS RELATING TO GOVERNMENT JOBS. We derive revenues from contracts with the United States, its agencies and other governmental entities. Governmental contracting is subject to competitive bidding processes and there can be no assurances that we will be the successful bidder for future contracts. Fluctuations in governmental spending also could adversely affect our revenues and profitability. In addition, it is the policy of the United States that certain small business and other concerns have the maximum practicable opportunity to participate in performing contracts let by any Federal agency. To the extent that we do not meet applicable criteria for governmental jobs, we could be limited in our ability to participate directly in contracts being let by the United States and other governmental entities with similar requirements. Certain contracts with governmental entities contain provisions permitting the governmental entities to terminate the contract for convenience prior to completion of the contract. To the extent that any of our contracts with a government entity are so terminated, our revenues and profitability could be adversely impacted.

OUR COMPLIANCE WITH THE CONTINUED LISTING STANDARDS OF THE NEW YORK STOCK EXCHANGE. Our Common Shares are currently listed and traded on the New York Stock Exchange (the "NYSE"). In April 2001, we received a notice from the NYSE indicating that we did not currently meet its continued listing standards. As required by the NYSE rules, we have issued a press release disclosing the non-compliance and submitted a business plan to the NYSE that we believe demonstrates our meeting or exceeding all of the continued listing standards within 18 months of our receiving notice of non-compliance from the NYSE. The NYSE will either accept the plan or the NYSE will not accept the plan and we will be subject to possible suspension by the NYSE and delisting by the SEC. While we believe that we will be in compliance with all of the NYSE's continued listing criteria under our plan as provided by the NYSE rules, there can be no assurance that we will continue to remain in compliance in the future. If our Common Shares are delisted from the NYSE, we would pursue an alternative national trading venue. Nevertheless, delisting could have a material adverse affect on the price and/or liquidity of our Common Shares and on our ability to raise capital in the future from the sale or issuance of our securities.

OUR OPERATIONS CAN BE IMPACTED BY INCLEMENT WEATHER. A large portion of our service work is performed in the field. Therefore, excessive amounts of rain, snow or cold, as well as other unusual weather conditions, including hurricanes and typhoons, can result in work stoppages. Also, working under inclement weather conditions can reduce our efficiencies, which can have a negative impact on our profitability.

OUR BUSINESS IS IMPACTED BY CHANGES IN ENERGY PRICES. The products and services we provide to our customers in the energy markets are, to some extent, deferrable in the event that these customers reduce their capital and discretionary maintenance expenditures. The level of spending on these types of expenditures can be influenced by oil and gas prices and industry perceptions of future prices. Our experience indicates that our energy customers react to declining oil and gas prices by reducing their capital and discretionary maintenance expenditures. This reaction has in the past, and may in the future, have a negative impact on our business. We are unable to predict future oil and gas prices. However, we believe that a prolonged period of low energy prices could have a negative impact on our business. Typically, there is a delay between the time prices decline and when we start to experience a negative impact on our results of operations. Conversely, there is also a delay between the time energy prices increase and when we start to experience a positive impact on our results of operations.

ADVERSE DEVELOPMENTS IN PENDING LITIGATION OR REGULATORY MATTERS. From time to time, we are involved in litigation and regulatory proceedings, including those disclosed in our periodic reports filed with the Securities and Exchange Commission (see also Item 3, "Legal Proceedings"). There are always significant uncertainties involved in litigation and regulatory proceedings. As to current matters in litigation, we believe that our positions and defenses are meritorious. However, the litigation process involves unpredictability and we cannot guarantee the result of any action. Regulatory compliance is often complex and subject to variation and unexpected changes, including changing interpretations and enforcement agenda affecting the regulatory community. We may need to spend significant financial resources in connection with legal and regulatory procedures and our management may be required to divert attention from other portions of our business. If, as a result of any proceeding, a judgment is rendered or a decree is entered against us, it may materially and adversely affect our business, financial condition and results of operations.

EXISTING, NEW OR CHANGED REGULATORY INITIATIVES CAN IMPACT OUR BUSINESS. Corrpro and its customers are subject to federal, state and local environmental and other laws and regulations. These laws and regulations affect our operations by imposing standards for the protection of health, welfare and the environment. Such laws and regulations, and applicable interpretations thereof, could expose us to liability for acts which are or were in compliance at the time such acts were performed. We cannot predict whether future legislative or regulatory developments may occur which would have an adverse effect on Corrpro.

ITEM 2.  PROPERTIES

         As of March 31, 2001, we owned eight of our locations. In addition, over sixty locations were leased from unrelated third parties. Certain property locations may contain multiple operations, such as an office and warehouse facility. Owned and leased facilities with greater than 5,000 square feet are listed below.


Location                            Segment                   Description                                    Owned/Leased
--------                            -------                   -----------                                    ------------
Bakersfield, California             Domestic Core             Office and Warehouse Facility                        Leased
Belle Chasse, Louisiana             Domestic Core             Office and Warehouse Facility                        Leased
Brampton, Ontario                   Canadian Ops.             Office and Warehouse Facility                        Leased
Brisbane, Australia                 International             Office and Warehouse Facility                        Leased
Conyers, Georgia                    Domestic Core             Office and Warehouse Facility                        Leased
Dammam, Saudi Arabia                International             Production and Warehouse Facility                    Leased
Dorval, Quebec                      Canadian Ops.             Office and Warehouse Facility                        Leased
Eastleigh, Hants, UK                International             Office and Warehouse Facility                        Owned
Edmonton, Alberta                   Canadian Ops.             Office, Production and Warehouse Facility            Owned
Nisku, Alberta                      Domestic Core             Office and Warehouse Facility                        Owned
Estevan, Saskatchewan               Canadian Ops.             Office and Warehouse Facility                        Owned
Glendale, Arizona                   Domestic Core             Office and Warehouse Facility                        Leased
Houston, Texas                      Domestic Core             Office and Warehouse Facility                        Leased
Jakarta, Indonesia                  International             Office and Warehouse Facility                        Leased
Medina, Ohio                        Corporate                 Corporate Headquarters                               Owned
Medina, Ohio                        Domestic Core             Office and Warehouse Facility                        Owned
Melbourne, Australia                International             Office and Warehouse Facility                        Leased
Ocean City, New Jersey              Domestic Core             Office Facility                                      Leased
Perth, Australia                    International             Office and Warehouse Facility                        Leased
San Leandro, California             Domestic Core             Office, Production and Warehouse Facility            Leased
Sand Springs, Oklahoma              Domestic Core             Office, Production and Warehouse Facility            Leased
Santa Fe Springs, California        Domestic Core             Office, Production and Warehouse Facility            Leased
                                    and Other
Schaumburg, Illinois                Domestic Core             Office and Warehouse Facility                        Owned
Sharjah, UAE                        International             Office and Production Facility                       Leased
Singapore                           International             Office Facility                                      Leased
Stockton-on-Tees, UK                International             Office, Production and Warehouse Facility            Owned
Sydney, Australia                   International             Office and Warehouse Facility                        Leased
Union, New Jersey                   Domestic Core             Office and Warehouse Facility                        Leased
West Chester, Pennsylvania          Domestic Core             Office and Warehouse Facility                        Leased

         We consider the properties owned or leased by us to be generally sufficient to meet our requirements for office, production and warehouse space. We do not consider any one of our properties to be significant, since we believe that if it becomes necessary or desirable to relocate any of our office, production and warehouse facilities, other suitable properties could be found. Our owned properties are subject to mortgages or other security interests under our Revolving Credit Facility, Senior Notes and other bank credit arrangements.

ITEM 3.  LEGAL PROCEEDINGS

         We are a defendant in litigation arising from a complaint filed on November 12, 1998, as subsequently amended, in United States District Court, Northern District of Ohio, Eastern Division. The lawsuit arises out of the adoption by the United States Environmental Protection Agency ("EPA") and the American Society for Testing and Materials ("ASTM") of standards permitting non-invasive methods for inspecting and testing underground storage tanks. Prior to the adoption of such standards, underground storage tanks were inspected by visual, manned inspections. After convening a task force to study the issue, the EPA and ASTM recognized several other methods of tank assessment, including statistical and analytical methods used by Corrpro and other corrosion control service providers. The plaintiffs in the lawsuit, Armor Shield, Inc. and Doublewall Retrofit Systems, Inc., have claimed that the methods used by Corrpro are not as protective of human health and the environment as internal manned tank inspection, that ASTM procedures were manipulated and that EPA approval was obtained fraudulently. The plaintiffs, which provide internal manned inspection and lining services and equipment, have claimed violations of federal and state anti-trust laws, unreasonable restraint of trade, false advertising and unfair competition, which allegedly caused injury to their businesses and property in excess of $30 million. They are seeking damages and injunctive relief. The complaint also names, among others, an executive officer of the Company and a director of the Company. We believe that the claims are without merit and have filed a motion to dismiss the anti-trust claim for failure to state a claim. We deny any allegations of wrongdoing and are vigorously defending the claims.

         In January 2000, the Michigan Department of Environmental Quality ("MDEQ") issued an administrative decision which could have the effect of modifying MDEQ's 1995 approval of certain assessment methodologies utilized by Corrpro in determining whether certain underground storage tanks meet Michigan's regulatory requirements for upgrade by means of cathodic protection. These assessment methodologies have been and remain recognized by the EPA and the other states in which we utilized such methodologies for virtually identical purposes. We believe that MDEQ's decision was in error and on January 24, 2000, filed a complaint and claim of appeal in the Circuit Court for the County of Ingham, Michigan seeking declaratory relief and appealing the decision on several grounds. In its November 14, 2000 ruling, the Ingham Circuit Court reversed MDEQ's administrative decision that directed we take certain actions, however, the court also found that MDEQ had not approved of the full use of the assessment methodologies we utilized in Michigan. We believe that the circuit court's finding that MDEQ had not approved full use of the methodologies is not supported by the evidence contained in the administrative record. Further, we believe that such finding is contradicted by evidence contained in the administrative record that the circuit court failed to consider. On December 5, 2000, we filed, in the Michigan Court of Appeals, an application for leave to appeal the circuit court's finding that MDEQ did not approve the full use of the assessment methodologies we utilized in Michigan. By order dated February 14, 2001, the Michigan Court of Appeals denied our application for leave to appeal the circuit court's finding. On March 7, 2001, we filed an application for leave to appeal with the Supreme Court of the State of Michigan. The Michigan Supreme Court has not ruled on the application for leave to appeal. We believe our position is meritorious and we continue to take such actions that are necessary to protect and advance our interests.

         During fiscal 2001, we discovered that a former employee evaluated certain underground storage tanks to determine if they were eligible for upgrade using cathodic protection. The former employee used one of several approved assessment methodologies recognized by the EPA and state implementing agencies. However, the former employee used an incorrect assessment standard in connection with the evaluation of these underground storage tanks, which are located on as many as 67 sites. The tanks at these sites, which are located in five states, were subsequently upgraded using cathodic protection which arrests corrosion. These tanks also are subject to ongoing leak detection requirements. When we discovered this situation, we contacted the EPA and the corresponding environmental protection agencies of the five states involved. In October and November 2000, we met with officials from the EPA and the corresponding environmental protection agencies of the five states involved to discuss this matter. It is our understanding that none of the states or the EPA intend to take any enforcement action as a result of the use of the incorrect standard by our former employee. We are working with the states and the EPA to develop and implement field investigation procedures to assess the current status of the affected sites. Based on currently available information, we do not believe that the cost of field investigation procedures will have a material effect on the future operations, financial position or cash flows of the Company.

         We are subject to other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to any such matters will not materially affect future operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the names of all executive officers of the Company and certain other information relating to their position held with the Company and other business experience.


Executive Officer                        Age                            Recent Business Experience
-----------------                        ---                            --------------------------
Joseph W. Rog                            61            Chairman of the Board of Directors since June 1993 and Chief Executive
                                                       Officer since the Company's formation in 1984. President of the Company since June 1995 and from January 1984 to June 1993.

Michael K. Baach                         46            Executive Vice President since April 1993 and Senior Vice President from
                                                       1992 until April 1993. Prior to that, Mr. Baach was Vice President of Sales and Marketing since the Company's formation in 1984.

George A. Gehring, Jr.                   57            Executive Vice President since April 1993 and Senior Vice President from 1991 until April 1993. Prior to that, Mr. Gehring served as President of Ocean City Research Corporation, a wholly-owned subsidiary since 1987.

David H. Kroon                           51            Executive Vice President since April 1993 and Senior Vice President from the Company's formation in 1984 to April 1993.

Barry W. Schadeck                        50            Executive Vice President since June 1995 and President of Corrpro
                                                       Canada, Inc., a wholly-owned subsidiary of the Company, since its formation in May 1994. Prior to that, Mr. Schadeck served as President since April 1993 and Chief Financial Officer since 1979 of Commonwealth
                                                       Seager Group, a wholly-owned subsidiary since 1993.

Kurt R. Packer                           39            Executive Vice President, Chief Financial Officer, Secretary and
                                                       Treasurer since April 2001. Prior to joining the Company, Mr. Packer was Senior Vice President and Chief Financial Officer with Lightsource
                                                       Telecom LLC, a development-stage facilities based telecommunications provider, from August 2000 through March 2001. In January 1992, Mr. Packer joined Wayne-Dalton Corp., an international manufacturer and distributor of garage doors, where he served as Vice President, Chief Financial
                                                       Officer, Treasurer and Secretary from October 1995 until August 2000.
                                                       From September 1984 to January 1992, Mr. Packer was employed by Arthur
                                                       Andersen LLP, where he was a manager since 1989.


Michael R. Tighe                         50            Executive Vice President since July 1999. Senior Vice President from January
                                                       1994 until July 1999. Prior to that, Mr. Tighe was President and General
                                                       Manager of Elgard Corporation, an anode manufacturer.


Ted Bojanowski                           44            Senior Vice President, Marketing and Strategic Planning since December
                                                       1999. Prior to that Mr. Bojanowski spent 18 years with Coltec
                                                       Industries, an industrial manufacturing firm servicing the oil, gas and energy markets, in sales, marketing and operational roles of increasing responsibility. His most recent position was Senior Vice President of
                                                       Marketing and Sales for its Garlock Sealing Technologies, Inc. subsidiary.

Robert M. Mayer                          38            Vice President and Corporate Controller since August 2000. Assistant
                                                       Corporate Controller from January 1998 until August 2000. Prior to that,
                                                       Mr. Mayer was with Premier Farnell PLC, an industrial distributor of electronic components, most recently as Director of Finance. Mr. Mayer had prior experience with Ernst & Young, where he was an Audit Manager.

John D. Moran                            43            General Counsel and Assistant Secretary since December 1996, Senior
                                                       Vice President since July 2000 and Vice President from October 1998 until
                                                       July 2000. Prior to that, Mr. Moran was in-house counsel for Sealy
                                                       Corporation for ten years and served as Secretary. Mr. Moran had prior experience with Grant Thornton.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

PRICE RANGE OF COMMON SHARES

         Our Common Shares are listed on the NYSE under the symbol "CO." The following table sets forth the high and low closing sale prices for the Common Shares on the NYSE for the fiscal periods indicated.

                                 FISCAL 2001                   FISCAL 2000
                                 -----------                   -----------
                             HIGH            LOW            HIGH           LOW
                             ----            ---            ----           ---

First Quarter               $ 4.75         $ 3.13         $ 11.38       $  8.63
Second Quarter                4.38           3.13            9.25          5.88
Third Quarter                 4.13           2.94            8.25          5.25
Fourth Quarter                3.06           1.65            6.00          4.75

         In April 2001, we received a notice from the NYSE indicating that we did not then meet its continued listing standards. A listed company that falls below the NYSE's continued listing standards may submit a business plan to the NYSE demonstrating how it anticipates meeting the standards within an eighteen month period. After reviewing the plan, the NYSE will either accept the plan (following which time the Company will be subject to quarterly monitoring for compliance with the plan), or not (in which event the Company will be subject to NYSE trading suspension and delisting). We submitted our plan to the NYSE in June 2001, and we are currently awaiting a response from the NYSE regarding its acceptance of our plan. Should our shares be delisted on the NYSE, we would seek an alternative trading venue.

HOLDERS OF RECORD

         On June 27, 2001, there were 225 holders of record of our Common
Shares.

DIVIDENDS

         We have not paid any cash dividends on our Common Shares. We currently anticipate that we will retain all future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Provisions within our Revolving Credit Facility agreement and Senior Notes agreement limit our ability to pay cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

         The financial data presented below for each of the five years ended March 31 should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         2001         2000        1999        1998        1997
                                                         ----         ----        ----        ----        ----
STATEMENT OF INCOME DATA:
Revenues                                              $ 165,416    $ 168,442   $ 171,380   $ 146,581   $ 115,485
Operating income (1)                                      1,561        8,587      17,166      11,117       7,222
Interest expense                                          6,771        5,339       3,777       2,334       1,595
                                                      ---------    ---------   ---------   ---------   ---------
Income (loss) before income taxes                        (5,210)       3,248      13,389       8,783       5,627
Income tax provision (benefit)                             (504)       1,299       5,356       3,613       2,453
                                                      ---------    ---------   ---------   ---------   ---------
Income (loss) from continuing operations              $  (4,706)   $   1,949   $   8,033   $   5,170   $   3,174
                                                      =========    =========   =========   =========   =========

EARNINGS (LOSS) PER SHARE FROM
  CONTINUING OPERATIONS-
           Basic                                      $   (0.61)   $    0.25   $    1.02   $    0.63   $    0.38
           Diluted                                        (0.61)        0.25        0.98        0.61        0.37

OTHER DATA:
EBITDA(2)                                             $   7,370    $  14,677   $  21,522   $  14,587   $  10,240
Working capital, excluding net assets held for sale      49,257       49,483      57,708      49,584      32,962
Total assets                                            138,134      139,825     146,050     134,240     106,212
Long-term debt, net of current portion                   65,134       61,070      60,864      47,695      25,635
Shareholders' equity                                     45,323       54,235      58,056      57,961      54,676

(1) Includes unusual charges totaling $3,200 in fiscal 2001, $2,000 in fiscal 2000 and $1,700 in fiscal 1997.

(2) For purposes of the above table, "EBITDA" means earnings from continuing operations before interest, taxes, depreciation and amortization and should not be considered as an alternative to net income or any other generally accepted accounting principle, as a measure of performance, as an indication of the Company's operating performance or as a measure of liquidity. EBITDA is a widely accepted financial indicator of a company's ability to service debt.

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

         One of the primary factors affecting our fiscal 2001 results was the continued decline in revenues domestically in the energy-related markets, particularly the oil and gas sector. In addition, our business in the Middle East has historically been characterized by large projects and there were fewer such projects in that region in fiscal 2001 as compared to the prior year. Offsetting these sluggish market sectors was the strong performance within our fast growing coatings services business, where revenues nearly doubled in fiscal 2001 over fiscal 2000.

         Fiscal 2001 results also were impacted by higher operating expense levels, including those attributable to investments made in the Company's infrastructure in areas such as sales, marketing and product development. However, given the sales cycle of our industry, which can be long especially for the larger more attractive projects, we did not expect to fully benefit from such investments in fiscal 2001. Faced with relatively flat markets for our cathodic protection services, we implemented a number of cost reductions in the latter part of fiscal 2001, the effects of which will not be realized until fiscal 2002.

         In the fourth quarter of fiscal 2001, we saw signs that our overall revenue trends were improving as we achieved revenue growth of 3.5% over the prior-year period. We believe that the investments we have made over the last several years in the sales and marketing and technology areas, along with our recent cost reductions, will help to facilitate long-term revenue growth and improve profitability.

         In fiscal 2001, as a result of the restructuring of our internal operations, we reconfigured our business segments by combining our operations in Europe, Asia and Australia with that of the Middle East to form the International Operations segment. Previously, our operations in Europe, Asia and Australia were included in our Other Operations segment. Prior period business segment information has been reconfigured to conform to current presentation.

OPERATING RESULTS OF THE COMPANY

YEAR ENDED MARCH 31, 2001 COMPARED TO YEAR ENDED MARCH 31, 2000

REVENUES

         Revenues for fiscal 2001 totaled $165.4 million compared with $168.4 million for fiscal 2000, a decrease of 1.8%.

         Fiscal 2001 revenues relating to our Domestic Core Operations segment totaled $99.8 million, compared to $98.7 million in fiscal 2000, an increase of 1.1%. Revenue increases relating to our fast growing coatings services business were offset by declines in our core cathodic protection business as a result of the sluggish energy-related markets.

         Revenues relating to our Canadian Operations segment totaled $24.3 million, compared to $26.2 million in fiscal 2000, a decrease of 7.1%. This decrease in revenues is primarily because of the decline in the pipeline segment of our cathodic protection business.

         Fiscal 2001 revenues relating to our International Operations segment totaled $38.3 million, compared to $42.0 million in fiscal 2000, a decrease of 8.8%. The decrease related to the Middle East region, which had fewer active large projects in fiscal 2001 as compared to the previous year. Business in this region historically has been characterized by large projects and in fiscal 2000 there were several large projects in progress at the same time. The decrease in our business in the Middle East region was partially offset by increased revenues in both the Europe and Asia Pacific regions.

         Our Other Operations segment had total revenues in fiscal 2001 of $9.0 million, compared to $10.8 million in fiscal 2000, a decrease of 16.5%. The Other Operations segment includes our corrosion monitoring business and our risk assessment and analysis software business. The revenue decline is primarily due to lower revenues at our corrosion monitoring business.

GROSS PROFIT

         On a consolidated basis, gross profit (defined as revenues less cost of sales items) for fiscal 2001 totaled $50.3 million (30.4% of revenues) compared to $52.0 million (30.9% of revenues) for fiscal 2000, a decrease in gross profit dollars of 3.3%. Fiscal 2001 gross profit includes a $1.1 million unusual charge which is described below. Fiscal 2000 gross profit includes a $1.5 million unusual charge. Excluding the unusual charges, gross profit for fiscal 2001 totaled $51.4 million (31.1% of revenues) compared to $53.5 million (31.8% of revenues) in fiscal 2000, a decrease in gross profit dollars of 3.9%. The decrease in gross profit dollars in fiscal 2001 is the result of lower revenues as discussed above and lower gross profit margins. The lower gross profit margins relate primarily to our Domestic Core Operations segment. Operating margins in that business were negatively impacted by inefficiencies associated with the closing and consolidation of several district offices and unreimbursed cost overruns on a large concrete coatings project.

UNUSUAL CHARGES

         During fiscal 2001, we recorded unusual charges of $3.2 million, of which $1.1 million is included in cost of sales and $2.1 million is included in selling, general and administrative expenses, related to the cessation of certain Mexican foundry operations, the disposition of a small non-core business unit, the consolidation of district offices, severance pay and other costs associated with the Company's cost reduction programs and expenses accrued in connection with state regulatory proceedings and anti-trust litigation involving the Company. See "Legal Proceedings" for a discussion of the regulatory and litigation matters.

         During fiscal 2000, we recorded an unusual charge of $2.0 million which consisted of two items. The first item was a $1.5 million charge (included in cost of sales) related to the consolidation of certain production facilities. As part of this consolidation process, certain duplicate products were discontinued. This $1.5 million charge represented the loss to be incurred in connection with the disposal of the discontinued products. The remaining $0.5 million charge (included in selling, general and administrative expenses) represented accrued costs to be incurred in connection with ongoing legal matters. See "Legal Proceedings" for a discussion of these matters.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative ("S,G&A") expenses for fiscal 2001 totaled $48.7 million (29.4% of revenues), compared with $43.4 million (25.8% of revenues) for fiscal 2000, an increase of 12.2%. Fiscal 2001 S,G&A expenses include a $2.1 million unusual charge which is described above. Fiscal 2000 S,G&A expenses included a $0.5 million unusual charge. Excluding the unusual charges, S,G&A expenses for fiscal 2001 were $46.6 million (28.2% of revenues), compared to $42.9 million (25.5% of revenues) in fiscal 2000, an increase of 8.7%. The increase is attributable to investments made in the Company's infrastructure in areas such as sales, marketing and product development. However, given the sales cycle of our industry, which can be long especially for the larger more attractive projects, we did not expect to fully benefit from such investments in fiscal 2001. Faced with relatively flat markets for our cathodic protection services, we implemented a number of cost reduction measures in the latter part of fiscal 2001 designed to bring operating expenses more in line with current revenue levels, the effects of which will not be realized until fiscal 2002.

OPERATING INCOME

         Operating income for fiscal 2001 totaled $1.6 million, compared with $8.6 million during fiscal 2000, a decrease of 81.8%. The decrease in operating income is attributable to lower revenues, lower gross profit margins, unusual charges and higher S,G&A expenses.

INTEREST EXPENSE

         Interest expense for fiscal 2001 totaled $6.8 million, compared to $5.3 million for fiscal 2000. The increase is related to increased weighted average borrowings as well as higher interest rates in fiscal 2001. See Note 3, Long-Term Debt, to Notes to Consolidated Financial Statements included in
Item 8.

INCOME TAX PROVISION

         We recorded an income tax benefit of $0.5 million for fiscal 2001, compared to a provision for income tax expense of $1.3 million for fiscal 2000. Our effective rate is based on the statutory rates in effect in the countries in which we operate. The fiscal 2001 net consolidated effective tax rate was negatively impacted during the year primarily due to losses generated by some of our international subsidiaries for which no income tax benefit could be recorded. See Note 5, Income Taxes, to Notes to Consolidated Financial Statements included in Item 8 for reconciliation of our effective tax rates.

INCOME (LOSS) FROM CONTINUING OPERATIONS

         As a result of the foregoing, loss from continuing operations before extraordinary charge for fiscal 2001 totaled $4.7 million, compared with income from continuing operations before extraordinary charge of $1.9 million in fiscal 2000, a decrease of $6.7 million. Diluted earnings/loss per share decreased to a loss of $0.61 in fiscal 2001 compared with income of $0.25 in fiscal 2000.

YEAR ENDED MARCH 31, 2000 COMPARED TO YEAR ENDED MARCH 31, 1999

REVENUES

         Revenues for fiscal 2000 totaled $168.4 million, compared with $171.4 million for fiscal 1999, a decrease of 1.7%. The fiscal 2000 revenues included full year results of Corrpro Australia, Basco Group, D.C. Corrosion and three smaller acquisitions, as well as the results of CSI Coatings Systems and the three other fiscal 2000 acquisitions, all subsequent to their respective acquisition dates. The results of these acquisitions, in total, are no longer separable as they have been integrated into the Company's operations. During fiscal 1999, we benefited from the December 1998 regulatory deadline which mandated that all Underground Storage Tanks ("UST") meeting certain specified criteria must have corrosion protection systems in place by December 22, 1998 or else be replaced or closed. As a result of the passing of the December 1998 deadline, our UST revenues declined significantly from $27.2 million in fiscal 1999 to $4.5 million in fiscal 2000. Excluding the impact of the UST market, revenues increased 13.7% in fiscal 2000.

         Fiscal 2000 revenues related to our Domestic Core Operations segment totaled $98.7 million, compared to $110.5 million in fiscal 1999, a decrease of 10.7%. All of our UST revenues related to the Domestic Core Operations segment. Excluding the impact of the UST market, the Domestic Core Operations segment grew approximately 13% between years. This growth related to the general engineering business as well as growth in target areas, such as coatings, above ground storage tanks and electric power.

         Revenues related to the Canadian Operations segment totaled $26.2 million, compared to $17.9 million in fiscal 1999, an increase of 46.0%. A large portion of this increase related to the acquisition of D.C. Corrosion and the addition of two offices.

         Fiscal 2000 revenues related to the International Operations segment totaled $42.0 million, compared to $32.5 million in fiscal 1999, an increase of 29.0%. The Middle East benefited in fiscal 2000 from several capital projects, including the construction of a new airport in Dubai, UAE. This project was completed in fiscal 2000. Another project that was ongoing was the construction of a large power plant in Saudi Arabia. Australia and Asia also experienced increased revenues in fiscal 2000 which were partially offset by declining revenue levels in Europe.

         The Other Operations segment had total revenues in fiscal 2000 of $10.8 million, compared to $10.4 million in fiscal 1999, an increase of 4.2%. The Other Operations segment saw a decline in the market for our corrosion monitoring equipment business, which had not yet benefited from the recent higher energy prices.

GROSS PROFIT

         On a consolidated basis, gross profit (defined as revenues less cost of sales items) for fiscal 2000 totaled $52.0 million (30.9% of revenues), compared to $57.1 million (33.3% of revenues) for fiscal 1999, a decrease in gross profit dollars of 8.9%. Excluding the $1.5 million unusual charge described below, gross profit for fiscal 2000 totaled $53.5 million (31.8% of revenue), a decrease in gross profit dollars of 6.3%. The decrease in gross profit dollars in fiscal 2000 was the result of lower revenues as discussed above and lower gross profit margins. The fiscal 1999 gross profit margins benefited from the significant amount of high margin UST work that was completed during the year. The lower margin percentages in fiscal 2000 also related to the Middle East operations. The Middle East operations performed work on several large projects in fiscal 2000 that contributed to a 46.1% increase in revenues for this area but resulted in lower gross profit margins. These projects had a large construction component which typically results in lower margins than pure engineering work. Also impacting fiscal 2000 gross profit margins was $0.6 million of unreimbursed cost overruns on two large jobs completed during the fourth quarter.

UNUSUAL CHARGES

         During fiscal 2000, we recorded unusual charges of $2.0 million related to two items. The first was a $1.5 million charge (included in cost of sales) related to the consolidation of certain production facilities. As part of this consolidation process, certain duplicate products were discontinued. This $1.5 million charge represented the loss to be incurred in connection with the disposal of the discontinued products. The remaining $0.5 million charge (included in S,G&A) represented accrued costs to be incurred in connection with ongoing legal matters. See "Legal Proceedings" for a discussion of these matters.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         S,G&A expenses for fiscal 2000 totaled $43.4 million (25.8% of revenues), compared with $39.9 million (23.3% of revenues) for fiscal 1999, an increase of 8.8%. Excluding the $0.5 million unusual charge described above, S,G&A expenses for fiscal 2000 totaled $42.9 million (25.5% of revenue), an increase of $3.0 million, or 7.5% over fiscal 1999. Almost the entire increase in S,G&A expenses occurred during the fourth quarter of fiscal 2000. During the fourth quarter of fiscal 2000, we incurred approximately $0.8 million of unusually high levels of certain expenses including legal related costs, employee medical benefits and relocation costs. In addition, we continued to invest in the sales and marketing and technology areas of our business. These investments also contributed to the higher S,G&A levels.

OPERATING INCOME

         Operating income for fiscal 2000 totaled $8.6 million compared with $17.2 million during fiscal 1999, a decrease of 50.0%. The decrease in operating income was attributable to lower revenues, lower gross profit margins and higher operating expenses. Fiscal 2000 results also included the $2.0 million of unusual charges discussed above. Excluding the unusual charges, operating income decreased approximately 38.3%.

INTEREST EXPENSE

         Interest expense for fiscal 2000 totaled $5.3 million, compared to $3.8 million for fiscal 1999. The increase related to increased weighted average borrowings as well as higher interest rates in fiscal 2000. Weighted average borrowings increased primarily because we used debt to finance the eleven acquisitions we completed during fiscal years 1999 and 2000. In addition, the weighted average interest rate on our variable rate debt increased from fiscal 1999 to 2000 due to increases in the general interest rate environment. Approximately 50% of our debt in fiscal 2000 had a variable interest rate.

INCOME TAX PROVISION

         We recorded a provision for income taxes of $1.3 million for fiscal 2000, compared to $5.4 million for fiscal 1999. The effective tax rate for both fiscal 2000 and 1999 was 40.0%. See Note 5, Income Taxes, to Notes to Consolidated Financial Statements included in Item 8 for reconciliation of our effective tax rates.

INCOME FROM CONTINUING OPERATIONS

         As a result of the foregoing, income from continuing operations before extraordinary charge for fiscal 2000 totaled $1.9 million, compared with $8.0 million in fiscal 1999, a decrease of 75.7%. Diluted earnings per share decreased 74.5% to $0.25 in fiscal 2000, compared with $0.98 in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, we had working capital of $49.3 million, compared to $49.5 million at March 31, 2000, a decrease of $0.2 million.

         During fiscal 2001, cash used for operating activities totaled $3.2 million. This usage resulted primarily from a combination of the operating loss incurred in 2001 and a $5.8 million increase in accounts receivable, partially offset by depreciation and amortization of $5.8 million. Cash used for investing activities totaled $1.3 million during fiscal 2001, which included $2.3 million for capital expenditures offset by $1.0 million of proceeds from the disposal of capital assets. Cash provided by financing activities totaled $6.5 million during fiscal 2001, which included net borrowings of $6.4 million.

         We currently have a Revolving Credit Facility, as amended as of June 29, 2001, in the amount of $45.0 million, subject to a borrowing base formula which limits the amount we can borrow under the facility to the lessor of $40.0 million, or borrowing base amounts as defined. This Revolving Credit Facility expires on April 30, 2002. In addition to the Revolving Credit Facility, we have various smaller lines of credit with foreign banks which totaled approximately $5.3 million as of March 31, 2001. Total availability under the Revolving Credit Facility and foreign credit facilities at March 31, 2001, was approximately $9.0 million after giving consideration to the borrowing base limitations under the Revolving Credit Facility. We were in compliance with, or had obtained waivers for, all debt covenants at March 31, 2001. See Note 3, Long-Term Debt, to Notes to Consolidated Financial Statements included in Item 8 for further discussion of our credit facilities.

         Due to the fact that our Revolving Credit Facility expires on April 30, 2002, it will be necessary for the Company to amend this Revolving Credit Facility to extend the expiration date. If we are unable to extend the expiration date, it will be necessary for the Company to refinance or repay this debt. We cannot be assured that we will be able to accomplish such a transaction. Failure to do so could have a material adverse effect on our operations.

         During fiscal 2001, the Company incurred significant costs in connection with several matters including the matters discussed under "Legal Proceedings." At March 31, 2001, we established a reserve for costs associated with several matters. We expect to pay these amounts over the next several fiscal years. However, the actual amount of costs to be paid relating to these and other matters may exceed our estimates and the timing of such payments may be sooner than we anticipate.

         We used proceeds from our domestic and foreign credit facilities along with cash on hand to fund our fiscal 2000 and fiscal 1999 acquisitions and the fiscal 2001 net loss. We believe that cash generated by operations and amounts available under our Revolving Credit Facility and foreign lines of credit will be sufficient to satisfy our liquidity requirements through at least fiscal 2002. However, there can be no assurance that the Company's credit facilities will continue to be available to the Company or that replacement financing on acceptable terms will be available, which would have a material adverse effect on the Company's financial condition. See "Business -- Factors Influencing Future Results and Accuracy of Forward Looking Information."

CHANGES IN ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This Statement is effective for all quarters of fiscal years beginning after June 15, 2000. Therefore, we are required to implement SFAS 133 in the first quarter of fiscal 2002. Implementation of SFAS 133 will not affect our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES
         In the normal course of business, our operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. Accordingly, we address a portion of these risks through a program of risk management.

INTEREST RATE RISK
         Our primary interest rate risk exposure results from our Revolving Credit Facility, Senior Notes and various smaller lines of credit that we maintain with foreign banks. If interest rates were to increase 200 basis points (2%) from March 31, 2001 rates, and assuming no changes in debt from the March 31, 2001 levels, the additional annual expense would be approximately $1.4 million on a pre-tax basis.

FOREIGN OPERATIONS AND FOREIGN CURRENCY EXCHANGE RISK
         Our foreign subsidiaries generally conduct business in local currencies. During fiscal 2001, the Company recorded an unfavorable foreign currency translation adjustment of $4.8 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the strengthening of the United States dollar in relation to the Canadian dollar, Australian dollar and British pound. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Corrpro Companies, Inc.

         We have audited the accompanying consolidated balance sheets of Corrpro Companies, Inc. and subsidiaries (the Company) as of March 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corrpro Companies, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

KPMG LLP
Cleveland, Ohio
May 14, 2001, except for Note 3 as to which the date is July 13, 2001

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2001 AND 2000

                                 (In Thousands)

                                     ASSETS


                                                                            2001         2000
                                                                            ----         ----
CURRENT ASSETS:
    Cash and cash equivalents                                           $   3,900    $   1,965
    Accounts receivable, less allowance for doubtful accounts
        of $2,434 and $1,963 at March 31, 2001 and 2000, respectively      43,222       38,561
    Inventories                                                            22,298       24,118
    Prepaid expenses and other                                              4,734        6,646
    Deferred income taxes                                                   2,688        2,557
                                                                        ---------    ---------
         Total current assets                                              76,842       73,847
                                                                        ---------    ---------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                      593          598
    Buildings and improvements                                              6,615        7,523
    Equipment, furniture and fixtures                                      19,667       20,234
                                                                        ---------    ---------
                                                                           26,875       28,355
    Less accumulated depreciation                                         (13,630)     (12,202)
                                                                        ---------    ---------
    Property, plant and equipment, net                                     13,245       16,153
                                                                        ---------    ---------

OTHER ASSETS:
    Goodwill, net                                                          37,139       40,437
    Deferred income taxes                                                   6,056        3,716
    Other assets                                                            4,852        5,672
                                                                        ---------    ---------
         Total other assets                                                48,047       49,825
                                                                        ---------    ---------

                                                                        $ 138,134    $ 139,825
                                                                        =========    =========



           The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2001 AND 2000

                                 (In Thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                               2001         2000
                                                               ----         ----
CURRENT LIABILITIES:
    Short-term borrowings                                   $     939    $     795
    Current portion of long-term debt                           2,216          521
    Accounts payable                                           14,007       15,157
    Accrued liabilities and other                              10,423        7,891
                                                            ---------    ---------
         Total current liabilities                             27,585       24,364
                                                            ---------    ---------

LONG-TERM DEBT, NET OF CURRENT PORTION                         65,134       61,070

COMMITMENTS AND CONTINGENCIES                                      --           --

MINORITY INTEREST                                                  92          156

SHAREHOLDERS' EQUITY:
    Serial Preferred Shares, voting, no par value;
      1,000 shares authorized and unissued                         --           --
    Common Shares, voting, no par value, at stated value;
      40,000 shares authorized; 8,538 and
      8,536 shares issued in 2001 and 2000; 7,897 and
      7,687 shares outstanding in 2001 and 2000                 2,276        2,276
    Additional paid-in capital                                 49,979       51,486
    Accumulated earnings                                        5,541       10,247
                                                            ---------    ---------
                                                               57,796       64,009
    Accumulated other comprehensive loss                       (6,449)      (1,699)
    Common Shares in treasury, at cost; 641
      and 849 shares held in 2001 and 2000                     (6,024)      (8,075)
                                                            ---------    ---------
         Total shareholders' equity                            45,323       54,235
                                                            ---------    ---------

                                                            $ 138,134    $ 139,825
                                                            =========    =========



           The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                      (In Thousands, Except Per Share Data)


                                                                   2001         2000         1999
                                                                   ----         ----         ----
Revenues                                                        $ 165,416    $ 168,442    $ 171,380

Operating costs and expenses:
  Cost of sales                                                   115,154      116,454      114,314
  Selling, general and administrative expenses                     48,701       43,401       39,900
                                                                ---------    ---------    ---------
Operating income                                                    1,561        8,587       17,166

Interest expense                                                    6,771        5,339        3,777
                                                                ---------    ---------    ---------
Income (loss) from continuing operations before
  income taxes and extraordinary charge                            (5,210)       3,248       13,389
Provision for income taxes                                           (504)       1,299        5,356
                                                                ---------    ---------    ---------
Income (loss) from continuing operations before
  extraordinary charge                                             (4,706)       1,949        8,033
Discontinued operations:
  Income (loss) from operations, net of income taxes                   --         (353)         462
  Loss on disposal, net of income taxes                                --       (4,264)      (3,998)
                                                                ---------    ---------    ---------
Income (loss) before extraordinary charge                          (4,706)      (2,668)       4,497
Extraordinary charge, net of income taxes                              --           --         (246)
                                                                ---------    ---------    ---------
Net income (loss)                                               $  (4,706)   $  (2,668)   $   4,251
                                                                =========    =========    =========

Earnings (loss) per share - Basic:
  Income (loss) from continuing operations before
    extraordinary charge                                        $   (0.61)   $    0.25    $    1.02
  Discontinued operations:
    Income (loss) from operations, net of income taxes                 --        (0.05)        0.06
    Loss on disposal, net of income taxes                              --        (0.55)       (0.51)
  Extraordinary charge, net of income taxes                            --           --        (0.03)
                                                                ---------    ---------    ---------
Net income (loss)                                               $   (0.61)   $   (0.35)   $    0.54
                                                                =========    =========    =========

Weighted average shares outstanding - Basic                         7,736        7,663        7,851
                                                                =========    =========    =========

Earnings (loss) per share - Diluted:
  Income (loss) from continuing operations before
    extraordinary charge                                        $   (0.61)   $    0.25    $    0.98
  Discontinued operations:
    Income (loss) from operations, net of income taxes                 --        (0.05)        0.06
    Loss on disposal, net of income taxes                              --        (0.54)       (0.49)
  Extraordinary charge, net of income taxes                            --           --        (0.03)
                                                                ---------    ---------    ---------
Net income (loss)                                               $   (0.61)   $   (0.34)   $    0.52
                                                                =========    =========    =========

Weighted average shares outstanding - Diluted                       7,736        7,824        8,224
                                                                =========    =========    =========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                 (In Thousands)


                                                                                          ACCUMULATED
                                                                                             OTHER
                                                                                            COMPRE-    COMMON
                                             SERIAL               ADDITIONAL   ACCUM-      HENSIVE     SHARES
                                            PREFERRED   COMMON      PAID-IN    ULATED       INCOME       IN
                                             SHARES     SHARES      CAPITAL   EARNINGS      (LOSS)    TREASURY    TOTAL
                                           ----------   ------    ----------  --------    ----------  --------    -----
March 31, 1998                           $       --     $  2,245   $ 50,708    $  8,664    $    482    $ (4,138)   $ 57,961
  Comprehensive Income:
     Net income                                  --           --         --       4,251          --          --       4,251
     Cumulative translation adjustment           --           --         --          --      (1,895)         --      (1,895)
                                                                                                                   --------
  Total Comprehensive Income                     --           --         --          --          --          --       2,356

  Exercise of 39 stock options                   --           10        237          --          --          --         247
  Repurchase of 249 Common Shares                --           --         --          --          --      (2,833)     (2,833)
  Issuance of 26 shares                          --           --         --          --          --         325         325
                                         ----------     --------   --------    --------    --------    --------    --------
March 31, 1999                                   --        2,255     50,945      12,915      (1,413)     (6,646)     58,056
  Comprehensive Loss:
     Net loss                                    --           --         --      (2,668)         --          --      (2,668)
     Cumulative translation adjustment           --           --         --          --        (286)         --        (286)
                                                                                                                   --------
  Total Comprehensive Loss                       --           --         --          --          --          --      (2,954)

  Exercise of 82 stock options                   --           21        541          --          --          --         562
  Repurchase of 153 Common Shares                --           --         --          --          --      (1,429)     (1,429)
                                         ----------     --------   --------    --------    --------    --------    --------
March 31, 2000                                   --        2,276     51,486      10,247      (1,699)     (8,075)     54,235
  Comprehensive Loss:
     Net loss                                    --           --         --      (4,706)         --          --      (4,706)
     Cumulative translation adjustment           --           --         --          --      (4,750)         --      (4,750)
                                                                                                                   --------
  Total Comprehensive Loss                       --           --         --          --          --          --      (9,456)

  Exercise of 2 stock options                    --           --          4          --          --          --           4
  Issuance of 208 Treasury shares                --           --     (1,511)         --          --       2,051         540
                                         ----------     --------   --------    --------    --------    --------    --------

March 31, 2001                           $       --     $  2,276   $ 49,979    $  5,541    $ (6,449)   $ (6,024)   $ 45,323
                                         ==========     ========   ========    ========    ========    ========    ========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                 (In Thousands)


                                                                           2001        2000        1999
                                                                           ----        ----        ----
Cash flows from operating activities:
  Net income (loss)                                                     $ (4,706)   $ (2,668)   $  4,251
  Adjustments to reconcile net income (loss)
    to net cash provided (used) by continuing operations:
    Depreciation and amortization                                          5,809       6,090       4,356
    Asset impairment                                                         659          --          --
    401K matching contributions in Treasury shares                           361          --          --
    Deferred income taxes                                                 (2,423)       (758)       (776)
    Loss on sale of assets                                                  (100)         (8)         --
    Income/loss from discontinued operations                                  --         353        (462)
    Loss on disposal of discontinued operations                               --       4,264       3,998
    Minority interest                                                        (53)        (39)       (265)
Changes in operating assets and liabilities, net of
    effects of acquisitions:
        Accounts receivable                                               (5,792)     10,948      (4,819)
        Inventories                                                          590       2,840      (1,911)
        Prepaid expenses and other                                         1,498      (1,771)      2,727
        Other assets                                                      (1,864)     (2,459)     (1,228)
        Accounts payable and accrued expenses                              2,813      (3,259)     (6,151)
                                                                        --------    --------    --------
         Total adjustments                                                 1,498      16,201      (4,531)
                                                                        --------    --------    --------
         Net cash provided (used) by continuing operations                (3,208)     13,533        (280)
Net cash provided by discontinued operations                                  --         147       2,529
                                                                        --------    --------    --------
         Net cash provided (used) by operations                           (3,208)     13,680       2,249
                                                                        --------    --------    --------

Cash flows from investing activities:
  Additions to property, plant and equipment                              (2,282)     (3,800)     (3,742)
  Proceeds from disposal of property, plant and equipment                    999         346         323
  Acquisitions, net of cash acquired                                          --      (8,542)    (11,989)
  Other assets                                                                --          --      (3,998)
                                                                        --------    --------    --------
         Net cash used by investing activities                            (1,283)    (11,996)    (19,406)
                                                                        --------    --------    --------

Cash flows from financing activities:
  Long-term debt, net                                                      6,924      (1,190)     14,391
  Repayment of other debt                                                   (564)     (1,240)      1,359
  Refinance of domestic credit facility                                       --          --     (30,030)
  Initial borrowings under new domestic credit facility                       --          --      29,000
  Net proceeds from issuance of Common Shares                                183         504         106
  Repurchase of Common Shares, net                                            --      (1,429)     (2,508)
                                                                        --------    --------    --------
         Net cash provided (used) by financing activities                  6,543      (3,355)     12,318
                                                                        --------    --------    --------

Effect of changes in foreign currency exchange rates                        (117)       (321)        109
                                                                        --------    --------    --------
Net increase (decrease) in cash                                            1,935      (1,992)     (4,730)
Cash and cash equivalents at beginning of year                             1,965       3,957       8,687
                                                                        --------    --------    --------
Cash and cash equivalents at end of year                                $  3,900    $  1,965    $  3,957
                                                                        ========    ========    ========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                      (In Thousands, Except Per Share Data)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation and basis of presentation

         The consolidated financial statements include the accounts of Corrpro Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain fiscal 2000 and 1999 amounts have been reclassified to conform with the fiscal 2001 presentation.

         The Company's operations provide corrosion control engineering and monitoring services, systems and equipment to the infrastructure, environmental and energy markets throughout the world, including Asia, Australia, Europe, the Middle East, North America and South America.

Cash and cash equivalents

         Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less.

Accounts receivable

         Accounts receivable are presented net of allowances for doubtful accounts of $2,434 and $1,963 at March 31, 2001 and 2000. Bad debt expense totaled $696, $546 and $529 in fiscal 2001, 2000 and 1999, respectively.

         The Company performs ongoing credit evaluations of its customers' financial condition. Corrosion control services and products are provided to a large number of customers with no substantial concentration in a particular industry or with an individual customer.

Inventories

         Inventories are valued at the lower of cost or market with cost being determined on the first-in, first-out method. Inventories are stated net of reserves for excess, slow moving and potentially obsolete materials. Inventories consist of the following at March 31, 2001 and 2000:

                                                      2001            2000
                                                      ----            ----

Component parts and raw materials                  $  9,450        $  9,825
Work in process                                       2,140           2,609
Finished goods                                       11,717          14,316
                                                   --------        --------
                                                     23,307          26,750
Inventory reserve                                    (1,009)         (2,632)
                                                   --------        --------
                                                   $ 22,298        $ 24,118
                                                   ========        ========

Property, plant and equipment

         Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. The cost and accumulated depreciation for property, plant and equipment sold, retired or otherwise disposed of are removed from the accounts, and resulting gains or losses are reflected in income.

         Substantially all of the Company's operations compute depreciation on the straight-line method. Depreciation for the Company's Canadian Operations segment is computed on the declining balance method. Estimated useful lives range from 25 to 40 years for buildings and from 4 to 10 years for equipment, furniture and fixtures. Leasehold improvements are depreciated over the term of the lease. For income tax reporting purposes, depreciation is computed principally using accelerated methods.

         Depreciation expense totaled $3,356, $3,124 and $2,317 in fiscal 2001, 2000 and 1999, respectively.

Goodwill, patents and other intangibles

         Goodwill is being amortized on a straight-line basis over periods ranging from 20 to 40 years. It is the Company's policy to evaluate continually the period of amortization and recoverability of goodwill based on an evaluation of certain factors. Such factors include the occurrence of a significant adverse event or change in the environment in which the business operates or if the expected future net cash flows, undiscounted and without interest, would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses. Goodwill amortization totaled $1,668, $1,587 and $1,196 in fiscal 2001, 2000 and 1999, respectively.
Accumulated amortization was $7,899 and $6,231 at March 31, 2001 and 2000, respectively.

         Included in other assets are amortizable assets consisting primarily of patents, trademarks and covenants not to compete. Such assets, with a cost of $3,262 and $3,170 at March 31, 2001 and 2000, respectively, are amortized on the straight-line method over their estimated useful lives ranging from 4 to 20 years. Amortization expense for such assets totaled $254, $244 and $255 in fiscal 2001, 2000 and 1999, respectively.

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

Revenue recognition

         The Company records income from construction and engineering contracts under the percentage-of-completion method. Under this method, revenues are recognized in proportion to the ratio of costs incurred to currently estimated total contract costs. Estimated earnings and costs on contracts are subject to revision throughout the terms of the contracts, and any required adjustments are recorded in the periods in which revisions are made. Accounts receivable includes $869 and $1,133 at March 31, 2001 and 2000, respectively, of amounts billed but not paid by customers under retainage provisions of contracts. Prepaid expenses and other includes $2,806 and $4,357 at March 31, 2001 and 2000, respectively, of amounts related to costs and estimated earnings in excess of billings on uncompleted contracts. The Company recognizes revenue from product sales upon transfer of ownership.

Product development expenses

         Expenditures for product development totaled approximately $1,006, $1,169 and $563 in fiscal 2001, 2000 and 1999, respectively.

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

Unusual charges

         During fiscal 2001, the Company recorded charges of $3,200, of which $1,137 is included in cost of sales and $2,063 is included in selling, general and administrative expenses related to the cessation of certain Mexican foundry operations, the disposition of a small non-core business unit, the consolidation of district offices, severance pay and other costs associated with the Company's cost reduction programs and expenses accrued in connection with state regulatory proceedings and anti-trust litigation involving the Company.

         During fiscal 2000, the Company recorded an unusual charge of $2,000 which consisted of two items. The first item was a $1,500 charge to cost of sales relating to the consolidation of certain production facilities. As part of this consolidation process, certain duplicate products were discontinued. The $1,500 charge represents the loss to be incurred in connection with the disposal of the discontinued products. The remaining $500 charge to selling, general and administrative expense represents accrued costs to be incurred in connection with ongoing legal matters.

Extraordinary charge

         During fiscal 1999, the Company recorded a $246 extraordinary charge, net of tax benefit of $164, as a result of accelerated amortization of deferred financing costs associated with a bank credit facility that was refinanced in March 1999.

Earnings per share

         Basic Earning Per Share ("EPS") is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and potential shares outstanding for the period. Stock options are the only potential common shares and are considered in the Company's diluted EPS calculation. Potential common shares are computed using the treasury stock method. The effect of the incremental shares from stock options of 47 in fiscal 2001 have been excluded from dilutive weighted average shares, as the net loss for the year would cause the incremental shares to be antidilutive.

Comprehensive income

         Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but included as a component of total shareholders' equity. Other comprehensive loss was $4,750, $286 and $1,895 for the years ended March 31, 2001, 2000 and 1999, respectively. These amounts are comprised of the effect of foreign currency translation adjustments in accordance with SFAS No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency translation adjustments, excluded from net income, is presented in the Consolidated Balance Sheet and Statement of Shareholders' Equity as "Accumulated other comprehensive income (loss)."

Foreign currency translation

         The functional currency of each foreign subsidiary is the respective local currency. Assets and liabilities are translated at the year end exchange rates and revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are recorded as a component of shareholders' equity in other comprehensive income.

Financial statement estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from these estimates.

Stock-based compensation

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and will continue to account for stock-based compensation using Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees."

2.  ACQUISITIONS:

         The results of the various acquisitions have been included in the Company's results since the effective dates of the respective acquisitions. Pro forma results have not been presented as the effect of the individual acquisitions on the Company's financial statements were not material. No acquisitions were made by the Company in fiscal 2001. The following is a discussion of acquisition activity for fiscal 2000 and 1999:

    Fiscal 2000

         Effective April 1, 1999, the Company acquired certain assets and assumed certain liabilities of CSI Coatings Systems, Inc. ("CSI"). The purchase price was $5,060 in cash plus the assumption of $893 of long-term debt. The acquisition of CSI has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the net assets acquired based upon their fair market value at the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled $4,838 and is being amortized over 20 years on a straight-line basis.

         During fiscal 2000, the Company also completed three smaller acquisitions. The total purchase price for all three of these acquisitions was $3,800 in all cash transactions. The purchase agreements provide for post-closing purchase price adjustments. These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the respective purchase prices have been allocated to the related net assets acquired based upon their fair market values at the dates of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled $1,726 and is being amortized over 20 years on a straight-line basis.

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

         During fiscal 1999, the Company also completed four smaller acquisitions. The total purchase price for all four of these acquisitions was $3,056, which consisted of $2,856 of cash and $200 of Company stock. The purchase agreements provide for post-closing purchase price adjustments. These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the respective purchase prices have been allocated to the related net assets acquired based on their fair market values at the dates of acquisition. The excess of the purchase price over the fair value of net assets acquired totaled $2,574 and is being amortized over 40 years on a straight-line basis.


3.  LONG-TERM DEBT:

         Long-term debt at March 31, 2001 and 2000 consisted of the following:


                                             2001             2000
                                           -------          -------

Senior Notes, due 2008                     $30,000          $30,000
Revolving Credit Facility                   35,435           28,707
Other                                        1,915            2,884
                                           -------          -------
                                            67,350           61,591
Less: current portion                        2,216              521
                                           -------          -------
                                           $65,134          $61,070
                                           =======          =======

         In March 1999, the Company entered into an $80 million revolving credit facility that expires on April 30, 2002 (the "Revolving Credit Facility"). Initial borrowings were used to repay existing domestic bank indebtedness. Through a series of subsequent amendments, including an amendment executed by the Company on July 12, 2001 and effective as of June 29, 2001, ("June 2001 Amendment"), the size of the Revolving Credit Facility was reduced to $45 million and borrowings under the facility were limited to $40 million. Borrowings under the Revolving Credit Facility are further limited to borrowing base amounts as defined. The June 2001 Amendment provides for interest on borrowings at prime plus 2.50%. In addition, the June 2001 Amendment requires the Company to pay a facility fee of 0.75% on the commitment amount. Borrowings under the Revolving Credit Facility are secured by the Company's domestic accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate as well as certain assets in Canada. The Company has also pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The Revolving Credit Facility, as amended, requires the Company to maintain certain financial ratios and places limitations on the Company's ability to pay cash dividends, incur additional indebtedness and make investments, including acquisitions. The June 2001 Amendment also provides that any payments made under the Senior Notes (see below) will result in a proportionate reduction in the borrowing base under the Revolving Credit Agreement.

         Due to the fact that the Company's Revolving Credit Facility expires on April 30, 2002, it will be necessary for the Company to amend this Revolving Credit Facility to extend the expiration date. If the Company is unable to extend the expiration date, it will be necessary for the Company to refinance or repay this debt. The Company cannot be assured that it will be able to accomplish such a transaction. Failure to do so could have a material adverse effect on the Company's operations.

         At March 31, 2001, the Company was in violation of several financial covenants for which it obtained waivers through June 29, 2001. The Company was in compliance with the financial covenants under the Revolving Credit Facility, as amended by the June 2001 Amendment.

         The weighted average interest rate on borrowings under the Revolving Credit Facility was 9.6% during fiscal 2001.

         In January 1998, the Company issued, through private placement, $30 million of Senior Notes due 2008 (the "Senior Notes"). The Senior Notes, as amended, bear interest at 10.6% effective April 15, 2001. In addition, the agreement relating to the Senior Notes, as amended, provides for an additional fee at 0.75% per annum on the outstanding principal amount of the Senior Notes for any quarter during which the ratio of debt to EBITDA equals or exceeds 4.00 to 1.00. The Senior Notes require monthly principal payments commencing in February 2002 and are secured equally and ratably with debt under the Revolving Credit Facility. The Company is required to maintain certain financial ratios under the Senior Notes. As of March 31, 2001, the Company was in violation of several of these financial covenants for which it obtained waivers through June 29, 2001. The Company is currently in compliance with the financial covenants under the amended agreement relating to the Senior Notes, executed by the Company on July 12, 2001 and effective June 29, 2001.

         The weighted average interest rate on borrowings under the Senior Notes was 9.1% during fiscal 2001.

         Other long-term debt bear interest at various rates, which ranged from 6.2% to 7.0% at March 31, 2001 and 7.0% to 11.5% at March 31, 2000. The
obligations mature at various intervals between 2002 and 2007.

         The Company's long-term debt matures as follows: $2,216 in 2002, $41,842 in 2003, $4,923 in 2004, $4,923 in 2005, $4,923 in 2006 and $8,523 after
2006.

         The Company also maintains available lines of credit from various foreign banks approximating $5,349 at March 31, 2001, which are secured by the assets of certain foreign subsidiaries. Short-term borrowings amounted to $939 and $795 at March 31, 2001 and 2000, respectively, under these lines of credit. The interest rates on such borrowings at March 31, 2001 ranged from 7.0% to 11.0%.

         Based on the terms of the June 2001 Amendment and giving consideration to the borrowing base limitations, total availability under the Revolving Credit Facility and foreign credit facilities at March 31, 2001, was approximately $9.0 million.

         Cash paid for interest totaled $5,687, $4,786 and $4,138 for fiscal years 2001, 2000 and 1999, respectively.

4.  LEASES:

         The Company leases certain office and warehouse space and equipment under operating leases which expire at various dates through 2012. Future minimum rental payments under long-term lease agreements are as follows: $2,624 in 2002, $1,526 in 2003, $1,122 in 2004, $724 in 2005, $408 in 2006 and $556
after 2006 with a cumulative total of $6,960. In addition, the Company rents other property on a month-to-month basis.

         Total rental expense was $4,164, $3,600 and $3,437 for fiscal 2001, 2000 and 1999, respectively.

5.  INCOME TAXES:

         Components of income (loss) from continuing operations before income taxes and extraordinary charge follow:

                                                   2001      2000     1999
                                                   ----      ----     ----

United States                                    $(5,133)  $   473  $11,406
Foreign                                              (77)    2,775    1,983
                                                 -------   -------  -------
                                                 $(5,210)  $ 3,248  $13,389
                                                 =======   =======  =======

         Components of the provision for income taxes by jurisdiction follow:

Current  -- Federal                              $   441   $(2,674)  $ 2,018
         -- State and local                           11      (102)      179
         -- Foreign                                1,515     2,178     1,774
                                                 -------   -------   -------
                                                   1,967      (598)    3,971
                                                 -------   -------   -------
Deferred -- Federal                               (2,517)    1,612     1,057
         -- State and local                         (469)      154       119
         -- Foreign                                  515       131       209
                                                 -------   -------   -------
                                                  (2,471)    1,897     1,385
                                                 -------   -------   -------
                                                 $  (504)  $ 1,299   $ 5,356
                                                 =======   =======   =======

         Differences between the statutory United States federal income tax rate (34%) and the effective income tax rate are as follows:

                                                    2001      2000      1999
                                                    ----      ----      ----
Federal income tax provision (benefit)
  at statutory rate                              $(1,771)  $ 1,104   $ 4,814
State income taxes, net                             (303)       34       197
Foreign tax rate differential                      1,035        66       (11)
Meals and entertainment                              198       219       134
Other                                                337      (124)      222
                                                 -------   -------   -------
Effective income tax                             $  (504)  $ 1,299   $ 5,356
                                                 =======   =======   =======

         Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following at March 31, 2001 and 2000:

                                                              2001      2000
                                                              ----      ----
DEFERRED TAX ASSETS
Bad debts                                                  $   458   $   451
Other reserves                                               1,329     1,233
Uniform cost capitalization                                    217       212
Accrued expenses                                               512       296
Pension and other benefit reserves                             383       280
Minimum tax credit                                             557       557
Federal net operating loss carryforward                      5,597     3,414
State net operating loss carryforwards                         714       307
Other                                                          626       644
                                                           -------   -------
       Total deferred tax assets                            10,393     7,394

DEFERRED TAX LIABILITIES
                                                           2001           2000
                                                         -------        -------
  Fixed assets                                              (917)          (935)
  Other                                                     (732)          (186)
                                                         -------        -------
         Total deferred tax liabilities                   (1,649)        (1,121)
                                                         -------        -------
Total net deferred taxes                                 $ 8,744        $ 6,273
                                                         =======        =======

         Accrued liabilities included $536 and $1,040 at March 31, 2001 and 2000, respectively, related to accrued income taxes.

         No provision for United States income tax on approximately $2,360 of undistributed earnings of foreign subsidiaries at March 31, 2001 has been made because the earnings are indefinitely reinvested in the subsidiaries. Determination of the amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practicable.

         The Company had state net operating loss carryforwards of approximately $13,500 at March 31, 2001. At March 31, 2001, the Company had federal net operating loss carryforwards of $16,200, which expire through 2021. The Company also has federal credit carryforwards of $557 at March 31, 2001 relating to non-expiring alternative minimum tax credits. The remaining federal credit carryforwards and the state carryforwards expire in various future periods.

         Cash paid for income taxes totaled $1,897, $2,471 and $3,044 for fiscal 2001, 2000 and 1999, respectively.

6.  EMPLOYEE BENEFIT PLANS:

         One of the Company's foreign subsidiaries has a contributory defined benefit pension plan. Employees of such foreign subsidiary no longer accrue benefits under the plan, however, the Company continues to be obligated to fund prior period benefits. The Company funds the plan in accordance with recommendations from independent actuaries. Pension benefits generally depend on length of service and job grade.

         The following table sets forth the change in benefit obligation, change in plan assets, funded status, Consolidated Balance Sheets presentation, net periodic pension benefit cost and the relevant assumptions for the Company's defined benefit pension plan at March 31:

                                                      2001         2000
                                                      ----         ----

Change in benefit obligation:
  Benefit obligation at beginning of year           $ 4,176     $ 3,751
    Service cost                                          0         216
    Interest cost                                       211         245
    Assumption change                                  (221)          0
    Plan participants' contributions                      0          53
    Benefits paid                                       (84)        (35)
    Exchange rate effect                               (431)        (54)
                                                    -------     -------
  Benefit obligation at end of year                 $ 3,651     $ 4,176


Change in plan assets
  Fair value of plan assets at beginning of year    $ 3,506     $ 3,087
    Employer contributions                              126         263
    Plan participants' contributions                      0          53
    Benefits paid                                       (84)        (35)
    Investment return                                  (254)        479
    Exchange rate effect                               (362)       (341)
                                                    -------     -------
  Fair value of plan assets at end of year          $ 2,932     $ 3,506


Funded status
  Funded status                                     $  (718)    $  (670)
  Unrecognized prior service cost                       508         248
                                                    -------     -------
  Accrued pension amount                            $  (210)    $  (422)


Amounts recognized in Consolidated Balance Sheets
  Accrued benefit liability                         $  (210)    $  (422)



                                                      2001        2000        1999
                                                      ----        ----        ----
Net periodic pension benefit cost
  Service cost                                      $     0     $   216     $   274
  Interest cost                                         211         245         234
  Actual return on assets                              (256)       (485)       (218)
  Net amortization and deferral                           0         245          10
                                                    -------     -------     -------
Net periodic pension cost                           $   (45)    $   221     $   300

Weighted-average assumptions as of March 31
  Discount rate                                         6.5%        6.5%        6.5%
  Long-term rate of return on plan assets               8.5%        8.5%        8.5%
  Rate of increase in compensation level                N/A         4.5%        4.5%


         The Company also maintains the Corrpro Companies, Inc. 401(k) Savings Plan for all eligible employees in the United States under Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make contributions to the plan. In addition, the Company matches a portion of employees' contributions. Effective October 1, 2000, the Company began matching employee contributions with treasury shares. For fiscal year 2001, the Company issued 148 treasury shares for the Company's matching portion. Total matching contributions in cash and treasury shares totaled $973, $924 and $401 in fiscal 2001, 2000 and 1999, respectively.

         The Company has entered into an agreement with one of its executives which provides, among other things, that such employee shall be eligible to receive retirement income, with a lifetime survivor benefit, in an amount equal to 50% of base salary. The Company is providing for this deferred compensation benefit over the term of the agreement.

7.  SHAREHOLDERS' EQUITY:

    Stock Repurchase Program

         In November 1996, the Board of Directors authorized a program to repurchase up to 750 shares of the Company's outstanding common shares. In April 1999, the Board of Directors authorized the repurchase of up to an additional 750 outstanding common shares. No shares were repurchased in fiscal 2001 under this program. During fiscal 2000 and 1999, respectively, the Company repurchased approximately 153 and 249 shares, at a total cost of $1,429 and $2,833 under this program. The Company's Revolving Credit Facility, as amended, provides for limitations on the Company's ability to repurchase its outstanding common shares.

    Shareholder Rights Plan

         On July 23, 1997, the Company adopted a Shareholder Rights Plan and declared a dividend of one Right on each outstanding common share of the Company. Each Right would entitle shareholders to buy, upon certain triggering events, one one-hundredth of a newly created Series A Junior Participating Preferred Share at an exercise price of $75 (subject to certain adjustments). The record date for the distribution was August 7, 1997.

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

8.  STOCK PLANS:

         In June 1999, the Company adopted an Employee Stock Purchase Plan under which employees have a systematic long-term investment opportunity to own Company shares. Shareholder approval for such adoption was obtained on July 22, 1999. In total, 375 common shares are available for purchase under the plan.

         The Company has options outstanding under various option plans including the 1997 Long-Term Incentive Plan (the "1997 Option Plan") and the 1997 Non-Employee Directors' Stock Option Plan (the "1997 Directors Plan"). The Company's 1994 Corrpro Stock Option Plan (the "1994 Plan") and the 1994 Corrpro Outside Directors' Stock Option Plan (the "Directors Plan") were terminated upon adoption of the 1997 Option Plan and the 1997 Directors Plan. In addition, prior to its initial public offering in September 1993, the Company issued stock options under various arrangements.

         The 1997 Option Plan was adopted on April 28, 1997, subject to shareholder approval, which was obtained on July 23, 1997. The 1997 Option Plan, as amended, provides for the granting of up to 469 non-qualified stock options, stock appreciation rights, restricted stock awards or stock bonus awards to officers, key employees and consultants of the Company. In addition, the 1997 Option Plan provides that shares exercised, forfeited or otherwise terminated under previously granted stock awards, other than awards under the 1994 Directors Plan, will also be available for grant under the new plan. The option price per share will generally be the fair market value of the Company's common shares on the date of grant and the term of the options will not exceed 10 years. The 1997 Option Plan will terminate on April 28, 2007. On April 30, 1998, the Company adopted an amendment to the 1997 Option Plan increasing the number of shares available for issuance by 300.

         The 1997 Directors Plan was also adopted on April 28, 1997. The 1997 Directors Plan provides for the granting of up to 63 non-qualified stock options to current and future non-employee directors of the Company. Under this plan, each non-employee director will annually be granted options to purchase 3 common shares. The option price per share will be the fair market value of the Company's common shares on the date of grant and the term of the options will be 10 years. The 1997 Directors Plan will terminate on April 28, 2007.

         In fiscal 2001, the Company adopted a plan whereby holders of stock options covered under the 1997 Option Plan could surrender options previously granted with the understanding that a like number of options would be granted no sooner than six months after surrender. Accordingly, options for 654 shares with exercise prices ranging from $5.25 to $14.96 were surrendered during December 2000.

         Stock option activity for the Company during fiscal 2001, 2000 and 1999 was as follows:

NUMBER OF SHARES                                2001        2000        1999
----------------                                ----        ----        ----

Options outstanding, beginning of year         1,107       1,229       1,165
Granted                                          425          45         116
Exercised                                         (2)        (82)        (39)
Expired, canceled or surrendered                (773)        (85)        (13)
                                              ------      ------      ------
Outstanding, end of year                         757       1,107       1,229
                                              ------      ------      ------

Exercisable, end of year                         444         907         870
Available for grant, end of year                 891         568         375

Price range of options:
   Granted                                    $ 3.69 to   $ 5.25 to   $10.13 to
                                              $ 4.00      $ 9.94      $12.80

   Exercised                                  $ 1.86      $ 1.86 to   $ 1.86 to
                                                          $ 7.75      $ 6.93

   Options outstanding, end of year           $ 1.86 to   $ 1.86 to   $ 1.86 to
                                              $13.78      $17.33      $17.33


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


                                                                           2001            2000             1999
                                                                           ----            ----             ----
Income (loss) from continuing operations:
     As reported                                                        $  (4,706)      $   1,949       $   8,033
     Pro forma                                                             (5,113)          1,506           7,573

Income (loss) from continuing operations per share - Basic:
     As reported                                                        $   (0.61)      $    0.25       $    1.02
     Pro forma                                                              (0.66)           0.20            0.96

Income (loss) from continuing operations per share - Diluted:
     As reported                                                        $   (0.61)      $    0.25       $    0.98
     Pro forma                                                              (0.66)           0.19            0.92

         All options were granted at an exercise price equal to the market price of the Company's common stock at the date of the grant. The weighted-average market price at the date of grant for options granted during fiscal 2001, 2000 and 1999 was $3.75, $5.63 and $12.29 per option, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The significant assumptions used were risk-free interest rates ranging from 4.2% to 7.0%, expected volatility of 46.5% for 2001, 49.0% for 2000 and 27.2% for 1999, an expected life of 10 years and no expected dividends.

         The pro forma effects on net income for 2001, 2000 and 1999 are not representative of the pro forma effects on net income in future years as the compensation cost for each year's grant is recognized over its vesting period and compensation costs for options granted prior to April 1, 1995 are not considered.

9.  BUSINESS SEGMENTS:

         In fiscal 1999, the Company adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," which changes the way the Company reports information about its operating segments. In fiscal 2001, as a result of the Company restructuring its internal operations, the Company reconfigured its business segments by combining its operations in Europe, Asia and Australia with that of the Middle East to form the International Operations segment. Previously, its operations in Europe, Asia and Australia were included in its Other Operations segment. Prior period business segment information has been reconfigured to conform with the current period presentation. The Company's business segments and a description of the products and services they provide are described below:

Domestic Core Operations. The Domestic Core Operations segment consists of the Company's operations in the United States and Central and South America, which provide products and services including corrosion control, coatings, pipeline integrity, risk assessment and inspection services. This segment provides corrosion control products and services to a wide-range of customers in a number of industries including: energy, utilities, water and wastewater treatment, chemical and petrochemical, pipelines, defense and municipalities. In addition, this segment provides coatings services to customers in the entertainment, aerospace, transportation, petrochemical and electric power industries, as well as inspection services to customers in the pharmaceutical, chemical and energy industries. Finally, this segment includes a production facility in the United States that assembles and distributes cathodic protection products, such as anodes, primarily to the United States market.

Canadian Operations. The Canadian Operations segment provides corrosion control, pipeline integrity and inspection services to customers in Canada who are primarily in the oil and gas industry. These customers include pipeline operators, petrochemical plants and refineries. The Canadian Operations segment also includes production facilities that assemble products such as anodes and rectifiers.

International Operations. The International Operations segment consists of the Company's operations in Europe, the Middle East, Australia and Asia, which provide corrosion control products and services to customers in the petroleum, utility, industrial, marine and offshore markets, as well as to governmental entities in connection with their infrastructure assets. In addition to corrosion control products and services, the Company's operation in Australia also provides coatings and pipeline integrity services to a customer base, which includes oil and gas, water treatment, mining and marine markets.

Other Operations. The Other Operations segment includes the Company's corrosion monitoring equipment business, which assembles and sells products including probes, instruments and access fittings to customers in the oil and gas and chemical industries. In addition, this segment also includes the Company's risk assessment and analysis software business, which sells or licenses products to customers primarily in the oil and gas industry.

Financial information relating to the Company's operations by segment are presented below:


                                                                   2001         2000         1999
                                                                   ----         ----         ----
Revenue:
  Domestic Core Operations                                      $  99,788    $  98,727    $ 110,522
  Canadian Operations                                              24,328       26,189       17,940
  International Operations                                         38,252       41,965       32,525
  Other Operations                                                  9,042       10,834       10,393
  Eliminations                                                     (5,994)      (9,273)          --
                                                                ---------    ---------    ---------
                                                                $ 165,416    $ 168,442    $ 171,380
                                                                =========    =========    =========
Operating Profit:
  Domestic Core Operations                                      $  12,333    $  15,389    $  20,470
  Canadian Operations                                               4,193        5,072        3,428
  International Operations                                          1,322        3,862        2,811
  Other Operations                                                  1,409          698         (132)
  Corporate Related Costs, Unusual Items and Other                (17,696)     (16,434)      (9,411)
                                                                ---------    ---------    ---------
                                                                $   1,561    $   8,587    $  17,166
                                                                =========    =========    =========
Total Assets:
  Domestic Core Operations                                      $  77,462    $  73,411    $  72,499
  Canadian Operations                                              21,916       23,581       15,309
  International Operations                                         19,617       22,628       26,995
  Other Operations                                                 12,375       11,337       13,346
  Corporate Related Assets and Other                                6,764        8,868       17,901
                                                                ---------    ---------    ---------
                                                                $ 138,134    $ 139,825    $ 146,050
                                                                =========    =========    =========

Capital Expenditures, Net of Proceeds From Retirements:
  Domestic Core Operations                                      $   1,322    $   2,220    $   1,134
  Canadian Operations                                                 (91)         851          963
  International Operations                                            247         (139)         498
  Other Operations                                                    (40)         122          266
  Corporate Related Capital Expenditures                             (155)         400          558
                                                                ---------    ---------    ---------
                                                                $   1,283    $   3,454    $   3,419
                                                                =========    =========    =========
Depreciation and Amortization:
  Domestic Core Operations                                      $   1,727    $   1,439    $   1,225
  Canadian Operations                                                 729          730          522
  International Operations                                          1,102        1,226          877
  Other Operations                                                    617          567          599
  Corporate Related Depreciation and Amortization                   1,634        2,128        1,133
                                                                ---------    ---------    ---------
                                                                $   5,809    $   6,090    $   4,356
                                                                =========    =========    =========


10.  NET ASSETS HELD FOR SALE:

         In fiscal 2000, the Company completed the disposition of its UK and Asia foundry operations. The divested UK and Asia foundry operations are reported as discontinued operations and the consolidated financial statements have been reclassified to report separately the results of operations of the divested foundries. Prior period consolidated financial statements have been reclassified to conform with the current period presentation.

         As a result of these divestitures, the Company recorded a loss on disposal of $4,610 ($4,264 net of related tax benefit) in fiscal 2000. The loss included $3,000 related to the write-off of goodwill and $1,610 of other costs including severance payments and transaction related expenses. The Company allocated interest of $45 and $90 in 2000 and 1999, respectively, based on the proceeds realized from the divestiture. Revenues from the UK and Asia foundry operations, which are excluded from consolidated revenues, totaled $6,416 and $22,870 in 2000 and 1999, respectively. The revenues included intercompany sales of $2,122 and $5,560 in 2000 and 1999, respectively. Income (loss) from discontinued operations totaled ($353) and $462 in 2000 and 1999, respectively.

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

         The Company allocated interest of $637 for fiscal year 1999 to Corrtherm based on the estimated proceeds to be realized from the divestiture.

         Revenues from Corrtherm, which are excluded from consolidated revenues, totaled $5,793 in fiscal 1999 which included intercompany sales of $2,446.

11.  LEGAL MATTERS:

         The Company is a defendant in litigation arising from a complaint filed on November 12, 1998, as subsequently amended, in United States District Court, Northern District of Ohio, Eastern Division. The lawsuit arises out of the adoption by the United States Environmental Protection Agency ("EPA") and the American Society for Testing and Materials ("ASTM") of standards permitting non-invasive methods for inspecting and testing underground storage tanks. Prior to the adoption of such standards, underground storage tanks were inspected by visual manned inspections. After convening a task force to study the issue, the EPA and ASTM recognized several other methods of tank assessment, including statistical and analytical methods used by Corrpro and other corrosion control service providers. The plaintiffs in the lawsuit, Armor Shield, Inc. and Doublewall Retrofit Systems, Inc., have claimed that the methods used by the Company are not as protective of human health and the environment as internal manned tank inspection, that ASTM procedures were manipulated and that EPA approval was obtained fraudulently. The plaintiffs, which provide internal manned inspection and lining services and equipment, have claimed violations of federal and state anti-trust laws, unreasonable restraint of trade, false advertising and unfair competition, which allegedly caused injury to their businesses and property in excess of $30 million. They are seeking damages and injunctive relief. The complaint also names, among others, an executive officer of the Company and a director of the Company. The Company believes that the claims are without merit and has filed a motion to dismiss the anti-trust claim for failure to state a claim. The Company denies any allegations of wrongdoing and is vigorously defending the claims.

         In January 2000, the Michigan Department of Environmental Quality ("MDEQ") issued an administrative decision which could have the effect of modifying MDEQ's 1995 approval of certain assessment methodologies utilized by the Company in determining whether certain underground storage tanks meet Michigan's regulatory requirements for upgrade by means of cathodic protection. These assessment methodologies have been and remain recognized by the EPA and the other states in which the Company utilized such methodologies for virtually identical purposes. The Company believes that MDEQ's decision is in error and on January 24, 2000, filed a complaint and claim of appeal in the Circuit Court for the County of Ingham, Michigan seeking declaratory relief and appealing the decision on several grounds. In its November 14, 2000 ruling, the Ingham Circuit Court reversed MDEQ's administrative decision that directed the Company take certain actions, however, the court also found that MDEQ had not approved of the full use of the assessment methodologies the Company utilized in Michigan. The Company believes that the circuit court's finding that MDEQ had not approved full use of the methodologies is not supported by the evidence contained in the administrative record. Further, the Company believes that such finding is contradicted by evidence contained in the administrative record that the circuit court failed to consider. On December 5, 2000, the Company filed in the Michigan Court of Appeals, an application for leave to appeal the circuit court's finding that MDEQ did not approve the full use of the assessment methodologies the Company utilized in Michigan. By order dated February 14, 2001, the Michigan Court of Appeals denied the Company's application for leave to appeal the circuit court's finding. On March 7, 2001, the Company filed an application for leave to appeal with the Supreme Court of the State of Michigan. The Michigan Supreme Court has not ruled on the application for leave to appeal. The Company believes its position is meritorious and it will continue to take such actions that are necessary to protect and advance its interests.

         During fiscal 2001, the Company discovered that a former employee evaluated certain underground storage tanks to determine if they were eligible for upgrade using cathodic protection. The former employee used one of several approved assessment methodologies recognized by the EPA and state implementing agencies. However, the former employee used an incorrect assessment standard in connection with the evaluation of these underground storage tanks, which are located on as many as 67 sites. The tanks at these sites, which are located in five states, were subsequently upgraded using cathodic protection which arrests corrosion. These tanks also are subject to ongoing leak detection requirements. When the Company discovered this situation, it contacted the EPA and the corresponding environment protection agencies of the five states involved. In October and November 2000, the Company met with officials from the EPA and from the corresponding environmental protection agencies of the five states involved to discuss this matter. It is the Company's understanding that none of the states or the EPA intend to take any enforcement action as a result of the use of the incorrect standard by the former employee. The Company is working with the states and the EPA to develop and implement field investigation procedures to assess the current status of the affected sites. Based on currently available information, the Company does not believe that the cost of field investigation procedures will have a material effect on the future operations, financial position or cash flows of the Company.

         The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to any such matters will not materially affect future operations.

                       SUPPLEMENTAL FINANCIAL INFORMATION


Quarterly Results of Operations (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended March 31, 2001 and 2000.


Three Months Ended                                        06/30/00    09/30/00    12/31/00    03/31/01     Total
------------------------------------------------------------------------------------------------------------------
(In Thousands, Except per Share Data)

Revenues                                                $  40,760   $  43,486   $  42,709   $  38,461    $ 165,416

Operating income                                            2,055       2,293       2,721      (5,508)       1,561

Income (loss) from continuing operations                      360         434         583      (6,083)      (4,706)

Net income (loss)                                             360         434         583      (6,083)      (4,706)

Earnings per share - Basic:
    Income (loss) from continuing operations            $    0.05   $    0.06   $    0.08   $   (0.78)   $   (0.61)
    Net income (loss)                                        0.05        0.06        0.08       (0.78)       (0.61)

Weighted average number of shares - Basic                   7,687       7,706       7,731       7,822        7,736

Earnings per share - Diluted:
    Income (loss) from continuing operations            $    0.05   $    0.06   $    0.07   $   (0.78)   $   (0.61)
    Net income (loss)                                        0.05        0.06        0.07       (0.78)       (0.61)

Weighted average number of shares - Diluted
                                                            7,748       7,760       7,783       7,822        7,736



Three Months Ended                                        06/30/99    09/30/99     12/31/99    03/31/00     Total
------------------------------------------------------------------------------------------------------------------
(In Thousands, Except per Share Data)

Revenues                                                $  40,924   $  44,623    $  45,746   $  37,149    $ 168,442

Operating income                                            3,701       4,913        4,174      (4,201)       8,587

Income (loss) from continuing operations                    1,461       2,129        1,694      (3,335)       1,949

Net income (loss)                                           1,409      (2,196)       1,694      (3,575)      (2,668)

Earnings per share - Basic:
    Income (loss) from continuing operations            $    0.19   $    0.28    $    0.22   $   (0.43)   $    0.25
    Net income (loss)                                        0.18       (0.29)        0.22       (0.47)       (0.35)

Weighted average number of shares - Basic                   7,706       7,618        7,643       7,687        7,663

Earnings per share - Diluted:
    Income (loss) from continuing operations            $    0.18   $    0.27    $    0.22   $   (0.43)   $    0.25
    Net income (loss)                                        0.18       (0.28)        0.22       (0.47)       (0.34)

Weighted average number of shares - Diluted                 8,007       7,787        7,763       7,687        7,824


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information appearing under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive proxy statement to be used in connection with the Annual Meeting of Shareholders to be held on August 16, 2001 ( the "2001 Proxy Statement") is incorporated herein by reference. Information regarding executive officers of the registrant is set forth in Part I, Item 4A of this form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to "Election of Directors," "Executive Compensation and Other Information" and "Compensation Committee Interlocks and Insider Participation" in the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to "Corrpro Share Ownership" in the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to "Compensation Committee Interlocks and Insider Participation" in the 2001 Proxy Statement.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS ARE INCLUDED IN PART II, ITEM 8:

              Report of Independent Accountants

              Consolidated Balance Sheets at March 31, 2001 and 2000

              Consolidated Statements of Income for the years ended March 31, 2001, 2000 and 1999

              Consolidated Statements of Shareholders' Equity for the years ended March 31, 2001, 2000 and 1999

              Consolidated Statements of Cash Flows for the years ended March 31, 2001, 2000 and 1999

              Notes to Consolidated Financial Statements

     (a)(2)   FINANCIAL STATEMENT SCHEDULES:

              Independent Auditors' Report on Financial Statement Schedule

              Schedule I -- Valuation and Qualifying Accounts

     (a)(3)   INDEX TO EXHIBITS:


EXHIBIT
  NO.             EXHIBIT
-------           -------
3.1      Amended and Restated Articles of Incorporation of the Company. (1)

3.2      Amended and Restated Code of Regulations of the Company. (2)

4.1      Specimen certificate for the Common Shares. (3)

4.2 Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems, Inc. and the Lenders Party thereto. Other long-term debt agreements of the Company, except for Note Purchase Agreement, are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Company will furnish copies of any such agreements to the Securities and Exchange Commission upon its request. (4)

4.3 First Amendment to Credit Agreement dated October 19, 2000 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems, Inc. and the Lenders Party thereto.

4.4 Letter Agreement dated October 19, 2000 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems, Inc. and the Lenders Party thereto.

4.5 Second Amendment to Credit Agreement dated as of June 29, 2001 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems, Inc. and the Lenders Party thereto.

4.6 Note Purchase Agreement dated as of January 21, 1998 by and among the Company and the Purchaser herein. (5)

4.7 Rights Agreement dated as of July 23, 1997 between the Company and Fifth Third Bank, successor Rights Agent. (6)

4.8 Amendment dated June 9, 2000 to Note Purchase Agreement dated January 21, 1998. (4)

4.9 Amendment dated October 18, 2000 to Note Purchase Agreement dated January 21, 1998.

4.10 Letter Agreement dated October 18, 2000 by and between The Prudential Insurance Company of America and the Company relating to the Note Purchase Agreement dated as of January 21, 1998.

4.11 Amendment dated as of June 29, 2001 by and between The Prudential Insurance Company of America and the Company relating to the Note Purchase Agreement dated as of January 21, 1998.

4.12     1997 Long-Term Incentive Plan of Corrpro Companies, Inc. (7)

4.13     Amendment to 1997 Long-Term Incentive Plan of Corrpro Companies, Inc.
         (8)

4.14     1997 Non-Employee Directors' Stock Option Plan. (7)

4.15     Corrpro Companies, Inc. Employee Stock Purchase Plan. (9)

4.16     December 2000 Stock Option Agreement Surrender form.

10.1 Form of Indemnification Agreement for Officers and Directors of the Company. (10)

10.2 Consulting Agreement dated April 1, 1997 by and between Commonwealth Seager Holdings Ltd. and Corrtech Consulting Group. (11)

10.3 Employment Agreement effective November 2, 2000 by and between the Company and Joseph W. Rog.

10.4 Form of Executive Officer Employment Agreement by and between the Company and certain executive officers and schedule thereto. (10)

10.5 Stock Option Agreement dated as of June 15, 1992 and November 15, 1992 by and between the Company and C. Richard Lynham, Michael K. Baach, George A. Gehring, Jr., David H. Kroon, and Joseph W. Rog. (3)

10.6     Company Incentive Option Plan as amended. (3)

10.7     Company Deferred Compensation Plan.

10.8 Consulting Agreement dated January 26, 2001, by and between the Company and Neal R. Restivo.

10.9 Form of Change in Control Agreement entered into between the Company and certain of its executive officers and schedule thereto. (10)

21.1     Subsidiaries of the Company. (4)

23.1     Consent of KPMG LLP.

     ---------------------

(1) A copy of this exhibit filed as Exhibit 3.1 to the Company's Form 10-Q for the quarterly period ended December 31, 1998 is incorporated herein by reference.

(2) A copy of this exhibit filed as Exhibit 4.2 of the Company's Registration Statement on Form S-8 (Registration No. 33-74814) is incorporated herein by reference.

(3) Copies of the exhibits to which this footnote applies were filed, respectively, as Exhibits 4.1 (Stock certificate specimen), 10.13, 10.19, 10.20, 10.22, and 10.23 (Stock Option Agreements), and 10.25
         (Incentive Option Plan) of the Company's Registration Statement on Form S-1 (Registration No. 33-64482) and are hereby incorporated by reference.

(4) Copies of the exhibits to which this footnote applies were filed, respectively, as Exhibits 4.3 (Amended and Restated Credit Agreement),
         4.6 (Note Purchase Agreement Amendment), and 21.1 (Subsidiaries) to the Company's report on Form 10-K for the period ended March 31, 2000 and are hereby incorporated by reference.

(5) A copy of this exhibit filed as Exhibit 4.2 to the Company's report on Form 10-Q for the quarterly period ended December 31, 1997 is incorporated herein by reference.

(6) A copy of this exhibit filed as Exhibit 1.1 to the Company's Form 8-A filed August 7, 1997 is incorporated herein by reference.

(7) Copies of the exhibits to which this footnote applies were filed, respectively, as Exhibits 4.4 (1997 Long-Term Incentive Plan) and 4.5 (1997 Non-Employee Directors' Stock Option Plan) of the Company's Registration Statement on Form S-8 filed October 24, 1997 (SEC File No. 333-38767), and are hereby incorporated by reference.

(8) A copy of this exhibit filed as Exhibit 4.5 of the Company's Registration Statement on Form S-8 filed January 19, 2000 (SEC File No. 333-94989) is incorporated herein by reference.

(9) A copy of this exhibit contained in Corrpro's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 16, 1999 is incorporated herein by reference.

(10) Copies of the exhibits to which this footnote applies were filed, respectively, as Exhibits 10.2 (Change in Control Agreement) and 10.3 (Idemnification Agreement) of the Company's report on Form 10-Q for the quarterly period ended December 31, 2000, and are hereby incorporated by reference.

(11) A copy of this Exhibit filed as Exhibit 10.2 to the Company's report on Form 10-K for the period ended March 31, 1998 is hereby incorporated by reference.




      (b)     REPORTS ON FORM 8-K:

              There were no reports on Form 8-K filed during the three months ended March 31, 2001.

      (c)     EXHIBITS

              See "Index to Exhibits" at Item 14(a) above.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and
Shareholders of Corrpro Companies, Inc.


         Under date of May 14, 2001, except for Note 3 as to which the date is July 13, 2001, we reported on the consolidated balance sheets of Corrpro Companies, Inc. and Subsidiaries (the Company) as of March 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2001, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule (Schedule I --Valuation and Qualifying Accounts) also included in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

         In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP
------------

KPMG LLP

Cleveland, Ohio
May 14, 2001, except for Note 3 as to which the date is July 13, 2001

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                 SCHEDULE I --VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                 (In Thousands)



                                         BALANCE AT                                                      BALANCE AT
                                          BEGINNING       CHARGED TO    CHARGES TO                           END
         CLASSIFICATION                    OF YEAR        EXPENSE(b)      OTHER        DEDUCTIONS(c)       OF YEAR
-------------------------------------    ----------       ----------    ----------     -------------     ----------
 Allowance for doubtful accounts (a):
   Year ended March 31, 2001               $1,963           $  696          --             $  225           $2,434
   Year ended March 31, 2000                2,503              546          --              1,086            1,963
   Year ended March 31, 1999                2,151              529          --                177            2,503


(a) Allowance for doubtful accounts is shown as a reduction of accounts receivable in the Company's Consolidated Financial Statements.
(b)      Charges to expense for the provision for doubtful accounts.
(c)      Trade receivables written-off, net of recoveries of prior writeoffs.




                                         BALANCE AT                                                      BALANCE AT
                                          BEGINNING       CHARGED TO    CHARGES TO                           END
         CLASSIFICATION                    OF YEAR        EXPENSE(e)      OTHER        DEDUCTIONS(f)       OF YEAR
--------------------------------         ----------       ----------    ----------     -------------     ----------
Reserve for Inventory Obsolescence (d):
 Year ended March 31, 2001                 $2,632           $  105          --             $1,728           $1,009
 Year ended March 31, 2000                  1,099            1,626          --                 93            2,632
 Year ended March 31, 1999                    615              504          --                 20            1,099


(d) Reserve for inventory obsolescence is shown as a reduction of inventories in the Company's Consolidated Financial Statements.
(e)      Charges to expense for the provision for inventory obsolescence.
(f)      Disposal of obsolete inventory net of proceeds.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CORRPRO COMPANIES, INC.


July 13, 2001                        By:  /s/ Joseph W. Rog
                                          --------------------------------------
                                          Joseph W. Rog
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 13, 2001                          /s/ Joseph W. Rog
                                       -----------------------------------------
                                       Joseph W. Rog
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


July 13, 2001                          /s/ Kurt R. Packer
                                       -----------------------------------------
                                       Kurt R. Packer
                                       Executive Vice President,
                                       Chief Financial Officer,
                                       Secretary and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)


July 13, 2001                          /s/ Michael K. Baach
                                       -----------------------------------------
                                       Michael K. Baach, Director


July 13, 2001                          /s/ David H. Kroon
                                       -----------------------------------------
                                       David H. Kroon, Director


July 13, 2001                          /s/ C. Richard Lynham
                                       -----------------------------------------
                                       C. Richard Lynham, Director


July 13, 2001                          /s/ Neal R. Restivo
                                       -----------------------------------------
                                       Neal R. Restivo, Director


July 13, 2001                          /s/ Warren F. Rogers
                                       -----------------------------------------
                                       Warren F. Rogers, Director