Form 10-Q
period 2001-06-30
CORRPRO COMPANIES INC /OH/
filed 2001-08-14
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                 ----------------------------------------------

                                    FORM 10-Q
(Mark One)

  [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     As of August 10, 2001 8,056,163 Common Shares, without par value, were outstanding.

                             CORRPRO COMPANIES, INC.
                             -----------------------


                                      INDEX
                                      -----



                                                                                                Page
                                                                                                ----

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.              Financial Statements

                        Consolidated Balance Sheets                                             3
                        Consolidated Statements of Income                                       4
                        Consolidated Statements of Cash Flows                                   5
                        Notes to the Consolidated Financial Statements                          6-10

ITEM 2.              Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                     11-17

ITEM 3.              Quantitative and Qualitative Disclosures
                        About Market Risk                                                       18



PART II. OTHER INFORMATION
--------------------------

ITEM 1.              Legal Proceedings                                                           19

ITEM 6.              Exhibits and Reports on Form 8-K                                            20

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS
------
                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    June 30,     March 31,
                                                                      2001          2001
                                                                   ---------     ---------
ASSETS
Current Assets:
    Cash and cash equivalents                                      $   3,279     $   3,900
    Accounts receivable, net                                          47,106        43,222
    Inventories                                                       20,499        22,298
    Prepaid expenses and other                                         6,837         4,734
    Deferred income taxes                                              2,697         2,688
                                                                   ---------     ---------
           Total current assets                                       80,418        76,842
                                                                   ---------     ---------

Property, plant and equipment, net                                    12,632        13,245

Other Assets:
    Goodwill                                                          37,250        37,139
    Other assets                                                      11,077        10,908
                                                                   ---------     ---------
            Total other assets                                        48,327        48,047
                                                                   ---------     ---------
                                                                   $ 141,377     $ 138,134
                                                                   =========     =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings and current portion of long-term debt    $   5,881     $   3,155
    Accounts payable                                                  15,206        14,007
    Accrued liabilities and other                                      8,651        10,423
                                                                   ---------     ---------
            Total current liabilities                                 29,738        27,585
                                                                   ---------     ---------


Long-term debt, net of current portion                                65,126        65,134

Commitments and contingencies                                             --            --

Minority interest                                                         90            92

Shareholders' Equity:
    Serial preferred shares                                               --            --
    Common shares                                                      2,276         2,276
    Additional paid-in capital                                        49,047        49,979
    Accumulated earnings                                               5,766         5,541
                                                                   ---------     ---------
                                                                      57,089        57,796
    Accumulated other comprehensive loss                              (5,789)       (6,449)
    Common shares in treasury, at cost                                (4,877)       (6,024)
                                                                   ---------     ---------
            Total shareholders' equity                                46,423        45,323
                                                                   ---------     ---------
                                                                   $ 141,377     $ 138,134
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

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                          For the Three Months Ended
                                                   June 30,
                                              ------------------
                                                2001       2000
                                              -------    -------


Revenues                                      $44,377    $40,760

Cost of sales                                  30,967     27,045
                                              -------    -------

Gross profit                                   13,410     13,715

Selling, general & administrative expenses     11,202     11,660
                                              -------    -------

Operating income                                2,208      2,055

Interest expense                                1,820      1,456
                                              -------    -------

Income before income taxes                        388        599

Provision for income taxes                        163        239
                                              -------    -------

Net income                                    $   225    $   360
                                              =======    =======


Earnings per share:
    Basic                                     $  0.03    $  0.05
    Diluted                                   $  0.03    $  0.05
Weighted average shares:
    Basic                                       7,960      7,687
    Diluted                                     7,978      7,748


         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      Three Months Ended
                                                                           June 30,
                                                                     -------------------
                                                                      2001        2000
                                                                     -------     -------

Cash flows from operating activities:
    Net income                                                       $   225     $   360
    Adjustments to reconcile net income to net cash
        used for operations:
    Depreciation and amortization                                      1,354       1,372
    401K matching contribution in Treasury shares                        215          --
    Deferred income taxes                                                 (9)         52
    (Gain) loss on sale of assets                                          8         (44)
    Minority interest                                                     (1)         50
    Changes in assets and liabilities:
        Accounts receivable                                           (3,609)     (2,410)
        Inventories                                                    1,965          16
        Prepaid expenses and other                                    (2,156)     (2,185)
        Other assets                                                    (572)       (427)
        Accounts payable and accrued expenses                           (369)         77
                                                                     -------     -------
            Total adjustments                                         (3,174)     (3,499)
                                                                     -------     -------
            Net cash used for operating activities                    (2,949)     (3,139)
                                                                     -------     -------

Cash flows from investing activities:
    Additions to property, plant and equipment                          (317)       (875)
    Proceeds from disposal of property, plant and equipment              377         348
                                                                     -------     -------
             Net cash provided by (used for) investing activities         60        (527)
                                                                     -------     -------

Cash flows from financing activities:
    Net borrowings under revolving credit facility and
            lines of credit                                            2,419       3,916
    Net payments under other long-term debt                             (138)       (130)
                                                                     -------     -------
                 Net cash provided by financing activities             2,281       3,786
                                                                     -------     -------

Effect of changes in foreign currency exchange rates                     (13)        (37)
                                                                     -------     -------

Net increase (decrease) in cash and cash equivalents                    (621)         83
Cash and cash equivalents at beginning of period                       3,900       1,965
                                                                     -------     -------
Cash and cash equivalents at end of period                           $ 3,279     $ 2,048
                                                                     =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Income taxes                                                     $   364     $   580
    Interest                                                         $ 1,602     $ 1,216

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The accompanying interim consolidated financial statements include the accounts of Corrpro Companies, Inc. and subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain fiscal 2001 amounts have been reclassified to conform with the fiscal 2002 presentation.

         The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants. However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002 or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - INVENTORIES

                                              June 30,    March 31,
                                               2001         2001
                                               ----         ----
Inventories consist of the following:

         Component parts and raw material    $  9,224     $  9,450
         Work in process                          767        2,140
         Finished goods                        11,744       11,717
                                             --------     --------
                                               21,735       23,307
         Inventory reserve                     (1,236)      (1,009)
                                             --------     --------
                                             $ 20,499     $ 22,298
                                             ========     ========

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

                                                            June 30,     March 31,
                                                              2001         2001
                                                              ----         ----
Property, plant and equipment consists of the following:

         Land                                               $    602     $    593
         Buildings and improvements                            6,738        6,615
         Equipment, furniture and fixtures                    19,206       19,667
                                                            --------     --------
                                                              26,546       26,875
         Less:  Accumulated depreciation                     (13,914)     (13,630)
                                                            --------     --------
                                                            $ 12,632     $ 13,245
                                                            ========     ========

NOTE 4 - EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period, which was 7,960 and 7,687 for the three months ending June 30, 2001 and 2000, respectively. Diluted EPS for the period has been determined by dividing net income by the weighted average number of common shares and potential common shares outstanding for the period, which was 7,978 and 7,748 for the three months ending June 30, 2001 and 2000, respectively. Stock options are the only potential common shares included in the Company's diluted EPS calculations. Potential common shares are computed using the treasury stock method.

NOTE 5 - STOCK PLANS

         In fiscal 2001, the Company adopted a plan whereby holders of stock options covered under the 1997 Long-Term Incentive Plan of Corrpro Companies, Inc. (the "1997 Option Plan") could surrender options previously granted with the understanding that a like number of options would be granted no sooner than six months after surrender at the fair market value of the common shares at that time. During the three months ended June 30, 2001, the Company granted options to purchase 648 common shares at an exercise price of $2.55 per share in exchange for options previously surrendered under the surrender program.

         In addition to the granting of options in exchange for the previously surrendered options referred to above, the Company granted options to purchase 18 common shares at exercise prices ranging from $1.30 to $1.52 per share under the 1997 Option Plan during the three months ended June 30, 2001.

NOTE 6 - SHAREHOLDERS' EQUITY

         The Company maintains the Corrpro Companies, Inc. 401(k) Savings Plan for all eligible employees in the United States under Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make contributions to the plan. In addition, the Company matches a portion of employees' contributions. Effective October 1, 2000, the Company began matching employee contributions with treasury shares. For the first quarter of fiscal year 2002, the Company issued 116 treasury shares for the Company's matching contribution.

NOTE 7 - COMPREHENSIVE INCOME

         Comprehensive income (loss), which includes net income and other comprehensive income (loss), amounted to $885 and ($667) for the quarters ended June 30, 2001 and June 30, 2000, respectively. Other comprehensive income is comprised of other revenues, expenses, gains and losses that are excluded from net income but included as a component of total shareholders' equity. Other comprehensive income (loss) for the quarters ended June 30, 2001 and June 30, 2000 was $660 and ($1,027), respectively, which is comprised of the effects of foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." The accumulated balance of foreign currency translation adjustments, excluded from net income, is presented in the Consolidated Balance Sheets as "Accumulated other comprehensive loss."

NOTE 8 - BUSINESS SEGMENTS

         In fiscal 2001, as a result of the Company's restructuring its internal operations, the Company reconfigured its business segments by combining its operations in Europe, Asia and Australia with that of the Middle East to form the International Operations segment. Previously, its operations in Europe, Asia and Australia were included in its Other Operations segment. Prior period business segment information has been reconfigured to conform with the current period presentation. The Company's business segments and a description of the products and services they provide are described below:

Domestic Core Operations. The Domestic Core Operations segment consists of the Company's operations in the United States and Central and South America, which provide products and services including corrosion control, coatings, pipeline integrity, risk assessment and inspection services. This segment provides corrosion control products and services to a wide-range of customers in a number of industries including: energy, utilities, water and wastewater treatment, chemical and petrochemical, pipelines, defense and municipalities. In addition, this segment provides coatings services to customers in the defense, entertainment, aerospace, transportation, petrochemical, pipeline and electric power industries. This segment includes a production facility in the United States that assembles and distributes cathodic protection products, such as anodes, primarily to the United States market.

Canadian Operations. The Canadian Operations segment provides corrosion control, pipeline integrity and inspection services to customers in Canada who are primarily in the oil and gas industry. These customers include pipeline operators, petrochemical plants and refineries. The Canadian Operations segment also includes production facilities that assemble products such as anodes and rectifiers.

International Operations. The International Operations segment consists of the Company's operations in Europe, the Middle East, Australia and Asia, which provide corrosion control products and services to customers in the petroleum, utility, industrial, marine and offshore markets, as well as to governmental entities in connection with their infrastructure assets. In addition to corrosion control products and services, the Company's operation in Australia also provides coatings and pipeline integrity services to its customer base, which includes oil and gas, water treatment, mining and marine markets.

Other Operations. The Other Operations segment includes the Company's corrosion monitoring equipment business, which assembles and sells products including probes, instruments, access fittings and remote monitoring units to customers in the oil and gas and chemical industries. In addition, this segment also includes the Company's risk assessment and analysis software business, which sells or licenses products to customers primarily in the oil and gas industry.

Financial information relating to the Company's operations by segment is presented below:

                                                For the Three Months Ended
                                                         June 30,
                                                         --------
                                                   2001             2000
                                                 --------         --------
Revenue:
  Domestic Core Operations                       $ 27,497         $ 23,481
  Canadian Operations                               5,453            5,391
  International Operations                          9,034            8,702
  Other Operations                                  2,393            3,186
                                                 --------         --------
                                                 $ 44,377         $ 40,760
                                                 ========         ========

Operating Profit:
  Domestic Core Operations                       $  4,776         $  3,719
  Canadian Operations                                 726              802
  International Operations                            186              175
  Other Operations                                    (15)             279
  Corporate Related Costs and Other                (3,465)          (2,920)
                                                 --------         --------
                                                 $  2,208         $  2,055
                                                 ========         ========

NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Effective April 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138. As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. The Company had no derivatives as of June 30, 2001, and therefore, no resulting transition adjustments.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible
Assets. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective April 1, 2002.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $36.0 million, which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was approximately $1.7 million and $0.4 million for the year ended March 31, 2001 and the three months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting the new rules, it is not practical to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

NOTE 10 -- LONG TERM DEBT

     The Company currently has a Revolving Credit Facility, as amended in August 2001, in the amount of $45.0 million, subject to a borrowing base formula which limits the amount the Company can borrow under the facility to the lesser of $40.0 million or borrowing base amounts as defined. This Revolving Credit Facility expires on July 31, 2002. In addition to the Revolving Credit Facility, the Company has various smaller lines of credit with foreign banks that totaled approximately $5.5 million as of June 30, 2001. Total availability under the Revolving Credit Facility and foreign credit facilities at June 30, 2001 was approximately $6.3 million after giving consideration to the borrowing base limitations under the Revolving Credit Facility. At June 30, 2001, the Company was in compliance with all debt covenants as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS ------- OF OPERATIONS

GENERAL
-------

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

         In addition to cathodic protection, our corrosion control services include corrosion engineering, material selection, inspection services, advanced corrosion research and testing and corrosion monitoring (including remote monitoring). Remote monitoring is a technology we acquired in September 1999. In order for cathodic protection to be most effective, the system must run continuously. To ensure that this is happening, the cathodic protection systems need to be monitored on a regular basis. Remote monitoring allows customers to reduce the cost of monitoring and maintaining their cathodic protection systems by eliminating the need to have personnel travel to various sites in order to collect data from the cathodic protection system. Equally significant is the continuous flow (and more frequent updates) of data that remote monitoring can provide. This information allows problems to be identified immediately rather than waiting for the on-site inspection interval. We also sell a variety of materials and equipment, including anodes, rectifiers and corrosion monitoring probes, used in cathodic protection and corrosion monitoring systems.

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

PIPELINE INTEGRITY AND RISK ASSESSMENT SERVICES. Corrpro offers a comprehensive line of pipeline integrity, risk assessment and inspection services, including assessments, surveys, inspections, analyses, repairs and ongoing maintenance. By offering a wide range of services, we are able to provide pipeline owners with one-stop shopping for the preservation of their pipeline systems.

A. RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

REVENUES
--------

         Revenues for the fiscal 2002 first quarter totaled $44.4 million compared to $40.8 million in the fiscal 2001 first quarter, an increase of $3.6 million or 8.9%.

         Fiscal 2002 first quarter revenues relating to our Domestic Core Operations segment totaled $27.5 million compared to $23.5 million in the fiscal 2001 first quarter, an increase of $4.0 million or 17.1%. This revenue growth relates primarily to the increased activity from our coatings services business and strong demand for cathodic protection services in the U.S.

         Our Canadian Operations segment revenues for the first quarter of fiscal 2002 totaled $5.5 million compared to $5.4 million in the prior year first quarter, an increase of $0.1 million or 1.2%. Revenues for the Canadian Operations segment remained relatively flat when compared to the year-earlier period.

         Fiscal 2002 first quarter revenues relating to the International Operations segment totaled $9.0 million compared to $8.7 million in the fiscal 2001 first quarter, an increase of $0.3 million or 3.8%. The increased revenue levels relate to the European, Middle East and Asia Pacific regions. These increases were partially offset by decreased revenue levels in Australia.

         Revenues relating to the Other Operations segment totaled $2.4 million in the fiscal 2002 first quarter compared to $3.2 million in the fiscal 2001 first quarter, a decrease of $0.8 million or 24.9%. The Other Operations segment experienced revenue growth in its risk assessment and analysis software business while revenues in its corrosion monitoring equipment business declined from the year-earlier period.

GROSS PROFIT
------------

         Gross profit margins were 30.2% in the first quarter of fiscal 2002 compared with 33.6% in the prior-year first quarter. Gross profit margins, although up from the quarter ended March 31, 2001, are below the year-earlier period primarily because of business mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

         Operating expenses totaled $11.2 million in the first quarter of fiscal 2002 compared to $11.7 million in the year-earlier period, a decrease of $0.5 million or 3.9%. The decrease is the result of a number of cost reduction programs we implemented in the latter part of fiscal 2001 and our continuing efforts to reduce our selling, general and administrative expenses.

OPERATING INCOME
----------------

         Operating income totaled $2.2 million for the first quarter of fiscal 2002 (5.0% of revenues), up 7.4% from $2.1 million for the three months ended June 30, 2000. This increase is primarily the result of the higher revenue levels and lower selling, general and administrative expenses, partially offset by lower gross profit margins.

INTEREST EXPENSE
----------------

         Interest expense totaled $1.8 million in the first quarter of fiscal 2002 compared to $1.5 million in the first quarter of fiscal 2001. Interest expense for the quarter increased over the prior-year period as a result of higher debt levels and higher effective interest rates.

INCOME TAX PROVISION
--------------------

         We recorded a provision for income taxes of $0.2 million for the first quarters of fiscal 2002 and 2001. Our effective tax rate was 42.0% for the first quarter of fiscal 2002 and 40.0% for the first quarter of fiscal 2001. Our effective tax rate is based on the statutory rates in effect in the countries in which we operate. The increase in our effective tax rate is the result of changes in the income we generated in the various countries in which we operate.

NET INCOME
----------

         Net income totaled $0.2 million in the first quarter of fiscal 2002 compared to $0.4 million in the prior-year period, a decrease of 37.5%. Earnings per share on a diluted basis totaled $0.03 compared to $0.05 in the prior-year period.

B.       LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, we had working capital of $50.7 million compared to $49.3 million at March 31, 2001, an increase of $1.4 million or 2.9%. Consistent with prior years, working capital increased during our first fiscal quarter as we moved into the seasonally busiest time of the year. During the first three months of fiscal 2002, cash used for operating activities totaled $2.9 million compared to $3.1 million used for operating activities in the year-earlier period. Cash provided by investing activities totaled $0.1 million during the first quarter of fiscal 2002. Cash provided by financing activities totaled $2.3 million during the first quarter of fiscal 2002 as a result of additional borrowings under our Revolving Credit Facility and lines of credit to finance operating activities.

         We currently have a Revolving Credit Facility, as amended in August 2001, in the amount of $45.0 million, subject to a borrowing base formula which limits the amount we can borrow under the facility to the lesser of $40.0 million or borrowing base amounts as defined. This Revolving Credit Facility expires on July 31, 2002. In addition to the Revolving Credit Facility, we have various smaller lines of credit with foreign banks which totaled approximately $5.5 million as of June 30, 2001. Total availability under the Revolving Credit Facility and foreign credit facilities at June 30, 2001 was approximately $6.3 million after giving consideration to the borrowing base limitations under the Revolving Credit Facility. At June 30, 2001, we were in compliance with all debt covenants as amended.

         Due to the fact that our Revolving Credit Facility expires on July 31, 2002, it will be necessary for the Company to amend this Revolving Credit Facility to extend the expiration date. If we are unable to extend the expiration date, it will be necessary for the Company to refinance or repay this debt. We cannot be assured that we will be able to accomplish such a transaction. Failure to do so could have a material adverse effect on our operations.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD LOOKING INFORMATION
         This document includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's expectations and beliefs concerning future events and discuss, among other things, anticipated future performance and revenues, expected growth and future business plans. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" or variations of such words and similar expressions are intended to identify such forward-looking statements. We believe that the following factors, among others, could affect our future performance or the price and liquidity of our Common Shares and cause our actual results to differ materially from those results expressed or implied by forward-looking statements: our mix of products and services; our ability to obtain extensions, amendments or waivers under our debt agreements and the availability and terms of additional or alternative sources of financing and capital; the timing of jobs; the availability and value of larger jobs; qualification requirements and termination provisions relating to government jobs; our ability to satisfy the New York Stock Exchange's continued listing requirements; the impact of inclement weather on operations; the impact of energy prices on the Company's and its customers' businesses; adverse developments in pending litigation or regulatory matters; and the impact of existing, new or changed regulatory initiatives. In addition, any forward-looking statement speaks only as of the date on which such statement is made and we do not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

OUR PROFITABILITY CAN BE IMPACTED BY OUR MIX OF PRODUCTS AND SERVICES. Given that our selling, general and administrative costs are largely fixed in terms of dollars, our profitability is dependent upon the amount of gross profit that we are able to realize. We typically generate higher gross profit margins on pure engineering service jobs than on those jobs that include a material or installation component. In addition, our gross profit margins also can be negatively impacted when we utilize subcontractors. Therefore, a shift in mix from engineering services to more construction and installation type work or an increase in the amount of subcontracting costs could have a negative impact on our operating results. In addition, certain of the products that we sell have gross profit margins that are considerably lower than our overall average gross profit margin. A shift in mix which results in a greater percentage of revenues relating to these lower margin products also would have a negative impact on our operating results.

OUR ABILITY TO OBTAIN EXTENSIONS, AMENDMENTS OR WAIVERS UNDER OUR DEBT AGREEMENTS AND AVAILABILITY OF ADDITIONAL SOURCES OF FINANCING AND CAPITAL. On July 12, 2001, we executed amendments, effective as of June 29, 2001, to our Revolving Credit Facility and Senior Notes, and on August 10, 2001 we executed an amendment to our Revolving Credit Facility, which together reset certain covenants under these agreements and extend the expiration date to July 31, 2002. Failure to satisfy or perform any one or more of the covenants contained in these debt agreements at any given time in the future will require us to obtain a waiver, consent or amendment from our lenders, or refinance our credit facilities. Due to the fact that our current Revolving Credit Facility expires on July 31, 2002, we will be required to amend this Revolving Credit Facility in order to extend the expiration date or refinance this debt. We cannot provide assurance that we will be able to obtain future maturity extensions, waivers, consents and amendments, or refinance our indebtedness or obtain additional capital on reasonable terms or at all. If we cannot raise funds on acceptable terms when needed, we may not be able to meet our obligations as they become due, which could seriously harm our business and ultimately could impact our ability to operate as a going concern.

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

THE AVAILABILITY AND VALUE OF LARGER JOBS CAN IMPACT OUR PROFITABILITY. While the majority of our jobs are relatively small, we can have a number of individual contracts in excess of $1 million in progress at any particular time. These larger contracts typically generate more gross profit dollars than our average size jobs. Therefore, the absence of larger jobs, which can generally result from a number of factors, including market conditions, can have a negative impact on our operating results.

QUALIFICATION REQUIREMENTS AND TERMINATION PROVISIONS RELATING TO GOVERNMENT JOBS. We derive revenues from contracts with the United States, its agencies and other governmental entities. Government contracting is subject to competitive bidding processes and there can be no assurances that we will be the successful bidder for future contracts. Fluctuations in government spending also could adversely affect our revenues and profitability. In addition, it is the policy of the United States that certain small business and other concerns have the maximum practicable opportunity to participate in performing contracts let by any Federal agency. To the extent that we do not meet applicable criteria for government jobs, we could be limited in our ability to participate directly in contracts being let by the United States and other governmental entities with similar requirements. Certain contracts with governmental entities contain provisions permitting the governmental entities to terminate the contract for convenience prior to completion of the contract. To the extent that any of our contracts with a government entity are so terminated, our revenues and profitability could be adversely impacted.

OUR COMPLIANCE WITH THE CONTINUED LISTING STANDARDS OF THE NEW YORK STOCK EXCHANGE. Our common shares are currently listed and traded on the New York Stock Exchange (the "NYSE"). In April 2001, we received a notice from the NYSE indicating that we did not currently meet its continued listing standards. As required by the NYSE rules, we have issued a press release disclosing the non-compliance and submitted a business plan to the NYSE that we believe demonstrates our meeting or exceeding all of the continued listing standards within 18 months of our receiving notice of non-compliance from the NYSE. The NYSE will either accept the plan or the NYSE will not accept the plan and we will be subject to possible suspension by the NYSE and delisting by the SEC. While we believe that we will be in compliance with all of the NYSE's continued listing criteria under our plan as provided by the NYSE rules, there can be no assurance that the NYSE will accept our plan and/or that we will continue to remain in compliance in the future. If our common shares are delisted from the NYSE, we would pursue an alternative national trading venue. Nevertheless, delisting could have a material adverse affect on the price and/or liquidity of our common shares and on our ability to raise capital in the future from the sale or issuance of our securities.

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

ADVERSE DEVELOPMENTS IN PENDING LITIGATION OR REGULATORY MATTERS. From time to time, we are involved in litigation and regulatory proceedings, including those disclosed in our periodic reports filed with the Securities and Exchange Commission. There are always significant uncertainties involved in litigation and regulatory proceedings. As to current matters in litigation, we believe that our positions and defenses are meritorious. However, the litigation process involves unpredictability and we cannot guarantee the result of any action. Regulatory compliance is often complex and subject to variation and unexpected changes, including changing interpretations and enforcement agenda affecting the regulatory community. We may need to spend significant financial resources in connection with legal and regulatory procedures and our management may be required to divert attention from other portions of our business. If, as a result of any proceeding, a judgment is rendered or a decree is entered against us, it may materially and adversely affect our business, financial condition and results of operations.

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

         These risks must be considered by any investor or potential investor in the Company.

C.   CHANGES IN ACCOUNTING STANDARDS

     Effective April 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138. As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. The Company had no derivatives as of June 30, 2001, and therefore, no resulting transition adjustments.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective April 1, 2002.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $36.0 million, which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was approximately $1.7 million and $0.4 million for the year ended March 31, 2001 and the three months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting the new rules, it is not practical to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------

MARKET RISK DISCLOSURES
         In the normal course of business, our operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing our business.

INTEREST RATE RISK
         Our primary interest rate risk exposure results from our Revolving Credit Facility, Senior Notes and various smaller lines of credit that we maintain with foreign banks. If interest rates were to increase 200 basis points (2%) from June 30, 2001 rates, and assuming no changes in debt from the June 30, 2001 levels, the additional annual expense would be approximately $1.4 million on a pre-tax basis.

FOREIGN OPERATIONS AND FOREIGN CURRENCY EXCHANGE RISK
         Our foreign subsidiaries generally conduct business in local currencies, creating foreign exchange risk. During the first quarter of fiscal 2002, the Company recorded a favorable foreign currency translation adjustment of $0.7 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the United States dollar in relation to the Canadian dollar, Australian dollar and British pound. We do not enter into derivatives to hedge foreign currency exchange risk. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

PART II. OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS
-------


         During the fiscal quarter ended June 30, 2001, there were no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

         We are subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to any such matters will not materially affect future operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------

A.       See the Exhibit Index at the last page of this Form 10-Q.

B.       There were no reports on Form 8-K filed during the quarter.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CORRPRO COMPANIES, INC.
                                             (Registrant)



Date:  August 14, 2001                   /s/  Joseph W. Rog
                                  ----------------------------------
                                             Joseph W. Rog
                                   Chairman of the Board, President
                                      and Chief Executive Officer



                                       /s/  Kurt R. Packer
                                  ----------------------------------
                                            Kurt R. Packer
                                     Executive Vice President and
                                        Chief Financial Officer
                                       (principal financial and
                                          accounting officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibit
   No.                              Exhibit
-------                             -------

4.1 Second Amendment to Credit Agreement dated as of June 29, 2001 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc. and the Lenders Party thereto. *

4.2 Amendment dated as of June 29, 2001 by and between The Prudential Insurance Company of America and the Company relating to the Note Purchase Agreement dated as of January 21, 1998. *

4.3 Third Amendment to Credit Agreement dated as of August 10, 2001 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc. and the Lenders Party thereto.


----------------------------------


* These exhibits were filed as Exhibits 4.5 (Second Amendment to Credit Agreement) and 4.11 (Amendment to Note Purchase Agreement), respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and are hereby incorporated herein by reference.