Form 10-Q
period 2001-09-30
CORRPRO COMPANIES INC /OH/
filed 2001-11-14
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                 ----------------------------------------------

                                    FORM 10-Q

       (Mark One)
           [X]

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     As of November 14, 2001, 8,165,596 Common Shares, without par value, were outstanding.

                             CORRPRO COMPANIES, INC.
                             -----------------------


                                      INDEX
                                      -----


                                                                       PAGE
                                                                       ----
PART I.  FINANCIAL INFORMATION
-------  ---------------------

ITEM 1.       Financial Statements

                 Consolidated Balance Sheets                             3
                 Consolidated Statements of Income                       4
                 Consolidated Statements of Cash Flows                   5
                 Notes to the Consolidated Financial Statements          6-11

ITEM 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     12-22

ITEM 3.       Quantitative and Qualitative Disclosures
                 About Market Risk                                       23

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 1.       Legal Proceedings                                          24

ITEM 4.       Submission of Matters to a Vote of Security Holders        25

ITEM 6.       Exhibits and Reports on Form 8-K                           25

PART I.  FINANCIAL INFORMATION
-------  ---------------------

ITEM 1.  FINANCIAL STATEMENTS

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          September 30,      March 31,
                                                                              2001              2001
                                                                         --------------    -------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                $   4,399        $   3,900
  Accounts receivable, net                                                    38,861           43,222
  Inventories                                                                 21,482           22,298
  Prepaid expenses and other                                                   7,679            4,734
  Deferred income taxes                                                        2,691            2,688
                                                                               -----            -----
           Total current assets                                               75,112           76,842
                                                                              ------           ------

 Property, plant and equipment, net                                           11,735           13,245

 Other Assets:
    Goodwill                                                                  37,008           37,139
    Other assets                                                              11,015           10,908
                                                                            --------         --------
            Total other assets                                                48,023           48,047
                                                                            --------         --------
                                                                            $134,870         $138,134
                                                                            ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings and current portion of long-term debt            $   6,276        $   3,155
    Accounts payable                                                          12,805           14,007
    Accrued liabilities and other                                              9,081           10,423
                                                                            --------        ---------
            Total current liabilities                                         28,162           27,585
                                                                            --------         --------


Long-term debt, net of current portion                                        59,300           65,134

Commitments and contingencies                                                     --               --

Minority interest                                                                 58               92

Shareholders' Equity:
    Serial preferred shares                                                       --               --
    Common shares                                                              2,276            2,276
    Additional paid-in capital                                                48,141           49,979
    Accumulated earnings                                                       6,663            5,541
                                                                             -------          -------
                                                                              57,080           57,796
    Accumulated other comprehensive loss                                      (6,048)          (6,449)
    Common shares in treasury, at cost                                        (3,682)          (6,024)
                                                                            --------         --------
            Total shareholders' equity                                        47,350           45,323
                                                                            --------         --------
                                                                            $134,870         $138,134
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

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                          For the Three                      For the Six
                                                           Months Ended                     Months Ended
                                                          September 30,                     September 30,
                                                  -------------------------------    ----------------------------
                                                       2001              2000            2001            2000
                                                  ----------------     ----------    --------------    ----------
Revenues                                              $43,231         $43,486           $87,608       $84,246
Cost of sales                                          28,950          29,483            59,917        56,528
                                                       ------          ------            ------        ------
Gross profit                                           14,281          14,003            27,691        27,718
Selling, general & administrative expenses             10,742          11,710            21,944        23,370
                                                       ------        --------            ------        ------
Operating income                                        3,539           2,293             5,747         4,348
Interest expense                                        1,924           1,571             3,744         3,027
                                                       ------         -------            ------       -------
Income before income taxes                              1,615             722             2,003         1,321
Provision for income taxes                                718             288               881           527
                                                        -----           -----            ------         -----
Net income                                           $    897        $    434          $  1,122       $   794
                                                      =======         =======           =======        =======

Earnings per share:
    Basic                                              $ 0.11        $   0.06           $  0.14      $   0.10
    Diluted                                            $ 0.11        $   0.06           $  0.14      $   0.10

Weighted average shares:
    Basic                                               8,073           7,706             8,016         7,692
    Diluted                                             8,104           7,760             8,041         7,747



               The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   Six Months Ended
                                                                                     September 30,
                                                                             ----------------------------
                                                                              2001                2000
                                                                             --------            --------
 Cash flows from operating activities:
   Net income                                                                 $1,122            $   794
   Adjustments to reconcile net income to net cash
     provided by (used  for) operating activities:
     Depreciation and amortization                                             2,861              2,903
     401(k) matching contribution in Treasury shares                             465                 --
     Deferred income taxes                                                        (3)                95
     Gain on sale of assets                                                      (86)               (46)
     Minority interest                                                           (36)               (48)
     Changes in operating assets and liabilities:
        Accounts receivable                                                    4,226             (8,170)
        Inventories                                                              920               (655)
        Prepaid expenses and other                                            (3,606)            (2,190)
        Other assets                                                            (614)               (31)
        Accounts payable and accrued expenses                                 (2,026)             2,470
                                                                             -------           --------
            Total adjustments                                                  2,101             (5,672)
                                                                             -------           --------
            Net cash provided by (used for) operating activities               3,223             (4,878)
                                                                             -------           --------

 Cash flows from investing activities:
   Additions to property, plant and equipment                                   (433)            (1,576)
   Proceeds from disposal of property, plant and equipment                       615                348
                                                                             -------           --------
             Net cash provided by (used for) investing activities                182             (1,228)
                                                                             -------           --------

Cash flows from financing activities:
  Net (payments) borrowings under revolving credit facility and
     lines of credit                                                          (2,706)             7,198
  Net payments under other long-term debt                                       (295)              (601)
  Net proceeds from issuance of Common Shares                                     --                  4
  Net proceeds from employee stock purchase plan                                  40                 89
                                                                             -------           --------
  Net cash provided by (used for) financing activities                        (2,961)             6,690
                                                                             -------           --------

Effects on cash of foreign currency exchange rates                                55                (47)

Net increase in cash and cash equivalents                                        499                537
Cash and cash equivalents at beginning of period                               3,900              1,965
                                                                             -------           --------
Cash and cash equivalents at end of period                                   $ 4,399           $  2,502
                                                                             =======           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Income taxes                                                             $   788           $    934
    Interest                                                                 $ 3,627           $  2,693


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

         The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants, however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months or for the six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002 or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - INVENTORIES
                                                September 30,     March 31,
                                                    2001            2001
                                                    ----            ----
Inventories consist of the following:

         Component parts and raw material         $10,316          $9,450
         Work in process                              780           2,140
         Finished goods                            11,695          11,717
                                                   ------          ------
                                                   22,791          23,307
         Inventory reserve                         (1,309)         (1,009)
                                                   ------          ------
                                                  $21,482         $22,298
                                                   ======          ======

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

                                                        September 30,  March 31,
                                                            2001         2001
                                                            ----         ----
Property, plant and equipment consists of the following:

         Land                                             $   594       $  593
         Buildings and improvements                         6,403        6,615
         Equipment, furniture and fixtures                 19,182       19,667
                                                          -------       ------
                                                           26,179       26,875
         Less:  Accumulated depreciation                  (14,444)     (13,630)
                                                          -------      -------
                                                          $11,735      $13,245
                                                           ======       ======

NOTE 4 - EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period, which was 8,073 and 7,706 for the three months ended September 30, 2001 and 2000, respectively, and 8,016 and 7,692 for the six months ended September 30, 2001 and 2000, respectively. Diluted EPS for the period has been determined by dividing net income by the weighted average number of common shares and potential common shares outstanding for the period which was 8,104 and 7,760 for the three months ended September 30, 2001 and 2000, respectively, and 8,041 and 7,747 for the six months ended September 30, 2001 and 2000, respectively. Stock options are the only potential common shares included in the Company's diluted EPS calculations. Potential common shares are computed using the treasury stock method.

NOTE 5 - STOCK PLANS

    In fiscal 2001, the Company adopted a plan whereby holders of stock options covered under the 1997 Long-Term Incentive Plan of Corrpro Companies, Inc. (the "1997 Option Plan") could surrender options previously granted with the understanding that a like number of options would be granted no sooner than six months after surrender at the fair market value of the common shares at that time. During the six months ended September 30, 2001, the Company granted options to purchase 648 common shares at an exercise price of $2.55 per share in exchange for options previously surrendered under this program.

         In addition to the granting of options in exchange for the previously surrendered options referred to above, the Company granted options to purchase 18 common shares at exercise prices ranging from $1.30 to $1.52 per share under the 1997 Option Plan and options to purchase 8 common shares at an exercise price of $2.16 under the 1997 Non-Employee Directors' Stock Option Plan during the six months ended September 30, 2001. In addition, 118 previously granted options were terminated during the six months ended September 30, 2001.

NOTE 6 - SHAREHOLDERS' EQUITY

         The Company maintains the Corrpro Companies, Inc. 401(k) Savings Plan for all eligible employees in the United States under Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make contributions to the plan. In addition, the Company matches a portion of employees' contributions. Effective October 1, 2000, the Company began matching employee contributions with treasury shares. For the six months ended September 30, 2001, the Company issued 221 treasury shares for the Company's matching contribution.

NOTE 7 - COMPREHENSIVE INCOME

         Comprehensive income (loss), which includes net income and other comprehensive income (loss), amounted to $638 and ($673) for the quarters ended September 30, 2001 and September 30, 2000, respectively, and $1,523 and ($1,340) for the six months ended September 30, 2001 and September 30, 2000, respectively. Other comprehensive income (loss) is comprised of the effects of foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation" which is excluded from net income but included as a component of total shareholders' equity. Other comprehensive income (loss) amounted to ($259) and ($1,107) for the quarters ended September 30, 2001 and September 30, 2000, respectively, and $401 and ($2,134) for the six months ended September 30, 2001 and September 30, 2000, respectively. The accumulated balance of foreign currency translation adjustments excluded from net income, is presented in the Consolidated Balance Sheets as "Accumulated other comprehensive loss."

NOTE 8 - BUSINESS SEGMENTS

         In fiscal 2001, as a result of the Company's restructuring of its internal operations, the Company reconfigured its business segments by combining its operations in Europe, Asia and Australia with its operations in the Middle East to form the International Operations segment. Previously, its operations in Europe, Asia and Australia were included in its Other Operations segment. Prior period business segment information has been reconfigured to conform with the current period presentation. The Company's business segments and a description of the products and services they provide are described below:

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

Financial information relating to the Company's operations by segment is presented below:


                                               For the Three Months Ended                For the Six Months Ended
                                                      September 30,                           September 30,
                                                 2001              2000                  2001               2000
                                                 ----              ----                  ----               ----
Revenue:
  Domestic Core Operations                      $25,774          $24,311                $53,271            $47,792
  Canadian Operations                             5,336            6,537                 10,789             11,928
  International Operations                        9,363           10,362                 18,397             19,064
  Other Operations                                2,758            2,276                  5,151              5,462
                                                  -----            -----                  -----              -----
                                                $43,231          $43,486                $87,608            $84,246
                                                 ======           ======                 ======             ======

Operating Income:
  Domestic Core Operations                       $4,447           $3,442                 $9,223             $7,161
  Canadian Operations                             1,238            1,247                  1,964              2,049
  International Operations                          690              673                    876                848
  Other Operations                                  414               75                    399                354
  Corporate Related Costs and Other              (3,250)          (3,144)                (6,715)            (6,064)
                                                 ------           ------                 ------             ------
                                                 $3,539           $2,293                 $5,747             $4,348
                                                  =====            =====                  =====              =====


NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Effective April 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138. As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. The Company had no derivatives and therefore, no resulting transition adjustments.

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company was required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective April 1, 2002.

         As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of approximately $36.1 million that will be subject to the transition provisions. Amortization expense related to goodwill was approximately $1.7 million and $0.9 million for the year ended March 31, 2001 and the six months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting the new rules, it is not practical to reasonably estimate the impact of adopting these statements on the Company's financial statements as of the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         The Financial Accounting Standards Board also recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

         SFAS No. 143 requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. This statement is effective for fiscal years beginning after June 30, 2002.

         SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001.

         The Company has not yet assessed the impact of SFAS No. 143 and 144 on its financial statement position.

NOTE 10 - LONG TERM DEBT

         The Company currently has a Revolving Credit Facility, as amended in November 2001, in the amount of $40.0 million and subject to a borrowing base formula which limits the amount the Company can borrow under the facility to the lesser of $40.0 million or borrowing base amounts as defined. This

Revolving Credit Facility expires on October 31, 2002. In addition to the Revolving Credit Facility, the Company has various smaller lines of credit with foreign banks that totaled approximately $5.8 million as of September 30, 2001. Total availability under the Revolving Credit Facility and foreign credit facilities at September 30, 2001 was approximately $9.0 million after giving consideration to the borrowing base limitations under the Revolving Credit Facility. As of September 30, 2001, the Company was in compliance with all debt covenants.

         The Company's Senior Notes, in the amount of $30.0 million, require monthly principal payments commencing February 2002. Such payments are $0.9 million per month for the period February 2002 through June 2002 and then $0.4 million per month thereafter. The Revolving Credit Facility provides that any principal payments made under the Senior Notes will result in a proportionate reduction in the commitment amount under the Revolving Credit Facility. Therefore, it will be necessary for the Company to generate adequate cash flow from its operations to allow it to meet its principal payment requirements, or the Company will need to amend its existing loan agreements, refinance its indebtedness or obtain additional capital on reasonable terms. While the Company believes cash flow from operations will be adequate to allow it to fund its working capital needs and the principal payments required, there can be no assurances that the Company will be able to do so.

         In addition, because the Revolving Credit Facility expires on October 31, 2002, it will be necessary for the Company to amend this Revolving Credit Facility to extend the expiration date. If the Company is unable to extend the expiration date, it will be necessary for the Company to refinance or repay this debt. The Company cannot assure that it will be able to obtain additional maturity extensions, refinance its indebtedness or obtain additional capital on reasonable terms or at all. Failure to extend the expiration date, refinance or repay this indebtedness would have a material adverse effect on the Company's operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

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

A. RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

         Revenues for the fiscal 2002 second quarter totaled $43.2 million compared to $43.5 million in the fiscal 2001 second quarter, a decrease of $0.3 million or 0.6%. When taking into consideration revenues lost as a result of our shutdown of several under-performing district offices and the sale of a small non-core business unit in fiscal 2001, revenues from our on-going operations increased approximately 5.9% for the fiscal 2002 second quarter over the year-earlier period. In general, increased revenues in our Domestic Core Operations were offset by lower revenue volume in our Canadian Operations and International Operations.

         Fiscal 2002 second quarter revenues relating to our Domestic Core Operations segment totaled $25.8 million compared to $24.3 million in the fiscal 2001 second quarter, an increase of $1.5 million or 6.0%. This revenue growth related primarily to the increased activity from our coatings services business and strong demand for cathodic protection and pipeline integrity services in the U.S.

         Our Canadian Operations segment revenues for the second quarter of fiscal 2002 totaled $5.3 million compared to $6.5 million in the prior-year second quarter, a decrease of $1.2 million or 18.4%. This decrease is due principally to a lower level of material sales as well as some larger construction projects being delayed until the third quarter of fiscal 2002.

         Fiscal 2002 second quarter revenues relating to the International Operations segment totaled $9.4 million compared to $10.4 million in the fiscal 2001 second quarter, a decrease of $1.0 million or 9.6%. This decline in revenue is primarily related to lower revenue levels in Europe versus the year-earlier period. In the second quarter of fiscal 2001 our European operations benefited from an unusually large material order which was absent from fiscal 2002 second quarter results.

         Revenues relating to the Other Operations segment totaled $2.8 million in the fiscal 2002 second quarter compared to $2.3 million in the fiscal 2001 second quarter, an increase of $0.5 million or 21.2%. This increase is due to strong revenue volume in our corrosion monitoring equipment business, as well as continued growth in our risk assessment and analysis software business.

GROSS PROFIT

         Gross profit margins were 33.0% for the fiscal 2002 second quarter compared to 32.2% for the fiscal 2001 second quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses totaled $10.7 million (24.8% of revenues) for the fiscal 2002 second quarter compared to $11.7 million (26.9% of revenues) in the fiscal 2001 second quarter, a decrease of 8.3%. The decrease is the result of a number of cost reduction programs we implemented in the latter part of fiscal 2001 and our continuing efforts to reduce our selling, general and administrative expenses.

OPERATING INCOME

         Operating income totaled $3.5 million for the fiscal 2002 second quarter compared to $2.3 million for the fiscal 2001 second quarter, an increase of $1.2 million or 54.3%. The improvement in operating income was the result of higher gross profit margins as a percentage of revenues and a $1.0 million reduction in selling, general and administrative expenses for the quarter as compared to the year-earlier period.

INTEREST EXPENSE

         Interest expense totaled $1.9 million in the second quarter of fiscal 2002 compared to $1.6 million in the second quarter of fiscal 2001. This increase relates to higher effective interest rates and higher debt levels at the beginning of the second quarter of fiscal 2002 as compared to the year-earlier period. The higher effective interest rates are the result of amendments to our Revolving Credit Facility and our Senior Notes Agreement.

INCOME TAX PROVISION

         The Company recorded a provision for income taxes of $0.7 million for the fiscal 2002 second quarter compared to a provision of $0.3 million for the fiscal 2001 second quarter. Our effective tax rate was 44.5% for the second quarter of fiscal 2002 and 40.0% for the second quarter of fiscal 2001. Our effective tax rate is based on the statutory rates in effect in the countries in which we operate. The increase in our effective tax rate is the result of expected changes in the mix of income we generated in the various countries in which we operate.

NET INCOME

         Net income totaled $0.9 million in the second quarter of fiscal 2002 compared to $0.4 million in the prior-year period, an increase of $0.5 million or 106.7%. Earnings per share on a diluted basis totaled $0.11 per share compared to $0.06 per share in the year-earlier period.

         RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

         Revenues for the six months ended September 30, 2001 totaled $87.6 million compared to prior-year revenues of $84.2 million, an increase of $3.4 million or 4.0%. When taking into consideration revenues lost as a result of our shutdown of several under-performing district offices and the sale of a small non-core business unit in fiscal 2001, revenues from our on-going operations increased approximately 12.1% for the six months ended September 30, 2001 over the year-earlier period. In general, increased revenues in our Domestic Core Operations were offset by lower revenue volume in our Canadian Operations and International Operations.

         For the six months ended September 30, 2001, revenues relating to the Domestic Core Operations totaled $53.3 million compared to prior-year results of $47.8 million, an increase of $5.5 million or 11.5%. This revenue growth relates primarily to the increased activity from our coatings services business and strong demand for cathodic protection and pipeline integrity services in the U.S.

         The Canadian Operations' revenues for the six months ended September 30, 2001 totaled $10.8 million compared to prior-year results of $11.9 million, a decrease of $1.1 million or 9.5%. The decrease is due to a lower level of material sales, as well as some larger construction projects being delayed until the third quarter of fiscal 2002.

         For the six months ended September 30, 2001, revenues relating to the International Operations totaled $18.4 million compared to prior-year results of $19.1 million, a decrease of $0.7 million or 3.5%. Lower revenue levels in Europe, which benefited from a large material order in fiscal 2001, and Australia were offset by higher revenue levels in Asia. Revenue levels in the Middle East were flat with prior-year results.

         Revenues relating to the Other Operations for the six months ended September 30, 2001, totaled $5.2 million compared to prior-year results of $5.5 million, a decrease of $0.3 million.

GROSS PROFIT

         Consolidated gross profit margins were 31.6% for the six months ended September 30, 2001 compared to 32.9% for the prior-year period. Gross profit margins, although up for the second quarter of fiscal 2002, are below the year-earlier period primarily because of the business mix in the first quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses totaled $21.9 million (25.0% of revenues) for the six months ended September 30, 2001 compared to $23.4 million (27.7% of revenues) for the prior-year period, a decrease of $1.4 million or 6.1%. The decrease is the result of a number of cost reduction programs we implemented in the latter part of fiscal 2001 and our continuing efforts to reduce our selling, general and administrative expenses.

OPERATING INCOME

         Operating income totaled $5.7 million for the six months ended September 30, 2001 compared to $4.3 million in the prior-year period, an increase of $1.4 million or 32.2%. This increase is primarily the result of the higher revenue levels and lower selling, general and administrative expenses, partially offset by lower gross profit margins.

INTEREST EXPENSE

         Interest expense totaled $3.7 million for the six months ended September 30, 2001 compared to $3.0 million in the prior-year period. This increase is a result of higher debt levels during fiscal 2002 and higher effective interest rates. The higher effective interest rates are the result of amendments to our Revolving Credit Facility and our Senior Notes Agreement.

INCOME TAX PROVISION

         The Company recorded a provision for income taxes of $0.9 million for the six months ended September 30, 2001 compared to a provision of $0.5 million for the prior-year period. Our effective tax rate was 44.0% for the first six months of fiscal 2002 and 40.0% for the first six months of fiscal 2001. Our effective tax rate is based on the statutory rates in effect in the countries in which we operate. The increase in our effective tax rate is the result of expected changes in the mix of income we generated in the various countries in which we operate.

NET INCOME

         Net income totaled $1.1 million for the six months ended September 30, 2001 compared to $0.8 million in the prior-year period, an increase of $0.3 million or 41.3%. Earnings per share on a diluted basis totaled $0.14 per share compared to $0.10 per share in the prior-year period.

B.       LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, we had net working capital of $47.0 million compared to $49.3 million at March 31, 2001, a decrease of $2.3 million or 4.7%. Consistent with our emphasis on asset management, net working capital decreased during our first six months of fiscal 2002 even though we were then in our seasonally busiest time of the year. Improvements in our accounts receivable days sales outstanding ("DSO") and inventory turns were the primary reasons for our reductions in working capital assets.

         During the first six months of fiscal 2002, cash provided by operating activities totaled $3.2 million. In the first six months of fiscal 2001, cash used by operating activities totaled $4.9 million. This improvement in cash flow from operating activities was primarily the result of improvement in our accounts receivable DSO. Cash provided by investing activities totaled $0.2 million during the first six months of fiscal 2002, which represented proceeds from the sale of capital assets which was partially offset by capital expenditures. Cash used for financing activities totaled $3.0 million during the first six months of fiscal 2002 primarily as a result of payments under our Revolving Credit Facility and lines of credit.

         We currently have a Revolving Credit Facility, as amended in November 2001, in the amount of $40.0 million, subject to a borrowing base formula which limits the amount we can borrow under the facility to the lesser of $40.0 million or borrowing base amounts as defined. This Revolving Credit Facility expires on October 31, 2002. In addition to the Revolving Credit Facility, we have various smaller lines of credit with foreign banks that totaled approximately $5.8 million as of September 30, 2001. Total availability under the Revolving Credit Facility and foreign credit facilities at September 30, 2001 was approximately $9.0 million after giving consideration to the borrowing base limitations under the Revolving Credit Facility. As of September 30, 2001, we were in compliance with all debt covenants.

         Our Senior Notes, in the amount of $30.0 million, require monthly principal payments commencing February 2002. Such payments are $0.9 million per month for the period February 2002 through June 2002 and then $0.4 million per month thereafter. Our Revolving Credit Facility provides that any principal payments made under the Senior Notes will result in a proportionate reduction in the commitment amount under the Revolving Credit Facility. Therefore, it will be necessary for us to generate adequate cash flow from our operations to allow us to meet our principal payment requirements, or we will need to amend our existing loan agreements, refinance our indebtedness or obtain additional capital on reasonable terms. While we believe cash flow from operations will be adequate to allow us to fund our working capital needs and the principal payments required, there can be no assurances that we will be able to do so.

         In addition, because our Revolving Credit Facility expires on October 31, 2002, it will be necessary for us to amend this Revolving Credit Facility to extend the expiration date. If we are unable to extend the expiration date, it will be necessary for the Company to refinance or repay this debt. We cannot assure that we will be able to obtain additional maturity extensions, refinance our indebtedness or obtain additional capital on reasonable terms or at all. Failure to extend the expiration date, refinance or repay this indebtedness would have a material adverse effect on our operations. See "Factors Influencing Future Results and Accuracy of Forward Looking Information."

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD LOOKING INFORMATION

         This document includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's expectations and beliefs concerning future events and discuss, among other things, anticipated future performance and revenues, expected growth and future business plans. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" or variations of such words and similar expressions are intended to identify such forward-looking statements. We believe that the following factors, among others, could affect our future performance or the price and liquidity of our common shares and cause our actual results to differ materially from those results expressed or implied by forward-looking statements: our mix of products and services; our ability to obtain extensions, amendments or waivers under our debt agreements and the availability and terms of additional or alternative sources of financing and capital; the timing of jobs; the availability and value of larger jobs; qualification requirements and termination provisions relating to government jobs; our ability to satisfy the New York Stock Exchange's continued listing requirements; the impact of inclement weather on operations; the impact of energy prices on the Company's and its customers' businesses; changing global, political and economical conditions; adverse developments in pending litigation or regulatory matters; and the impact of existing, new or changed regulatory initiatives. In addition, any forward-looking statement speaks only as of the date on which such statement is made and we do not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

OUR PROFITABILITY CAN BE IMPACTED BY OUR MIX OF PRODUCTS AND SERVICES. Given that our selling, general and administrative costs are largely fixed in terms of dollars, our profitability is dependent upon the amount of gross profit that we are able to realize. We typically generate higher gross profit margins on pure engineering service jobs than on those jobs that include a material or installation component. In addition, our gross profit margins also can be negatively impacted when we utilize subcontractors. Therefore, a shift in business mix from engineering services to more construction and installation type work or an increase in the amount of subcontracting costs could have a negative impact on our operating results. In addition, certain products that we sell have gross profit margins that are considerably lower than our overall average gross profit margin. A shift in business mix which results in a greater percentage of revenues relating to these lower margin products also would have a negative impact on our operating results.

OUR ABILITY TO OBTAIN EXTENSIONS, AMENDMENTS OR WAIVERS UNDER OUR DEBT AGREEMENTS AND AVAILABILITY OF ADDITIONAL SOURCES OF FINANCING AND CAPITAL. On July 12, 2001, we executed amendments, effective as of June 29, 2001, to our Revolving Credit Facility and Senior Notes which, among other things, reset certain covenants under these agreements. We executed additional amendments to our Revolving Credit Facility on August 10, 2001 and November 12, 2001 which together extended the expiration date to October 31, 2002. Failure to satisfy or perform any one or more of the covenants contained in these debt agreements at any given time in the future will require us to obtain a waiver, consent or amendment from our lenders, or refinance our credit facilities. Due to the fact that our current Revolving Credit Facility expires on October 31, 2002, we will be required to amend this Revolving Credit Facility in order to extend the expiration date or refinance this debt. We cannot provide assurance that we will be able to obtain future maturity extensions, waivers, consents and amendments, or refinance our indebtedness or obtain additional capital on reasonable terms or at all. If we cannot raise funds on acceptable terms when needed, we may not be able to meet our obligations as they become due, which could seriously harm our business and ultimately could impact our ability to operate as a going concern.

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

QUALIFICATION REQUIREMENTS AND TERMINATION PROVISIONS RELATING TO GOVERNMENT JOBS. We derive revenues from contracts with the United States, its agencies and other governmental entities. Government contracting is subject to competitive bidding processes and there can be no assurance that we will be the successful bidder for future contracts. Fluctuations in government spending also could adversely affect our revenues and profitability. In addition, it is the policy of the United States that certain small businesses and other concerns have the maximum practicable opportunity to participate in performing contracts let by any Federal agency. To the extent that we do not meet applicable criteria for government jobs, we could be limited in our ability to participate directly in contracts being let by the United States and other governmental entities with similar requirements. Certain contracts with governmental entities contain provisions permitting the governmental entities to terminate the contract for convenience prior to completion of the contract. To the extent that any of our contracts with a government entity are so terminated, our revenues and profitability could be adversely impacted.

OUR COMPLIANCE WITH THE CONTINUED LISTING STANDARDS OF THE NEW YORK STOCK EXCHANGE. Our common shares are currently listed and traded on the New York Stock Exchange (the "NYSE"). In April 2001, we received a notice from the NYSE indicating that we did not currently meet its continued listing standards. As required by the NYSE rules, we issued a press release disclosing the non-compliance and submitted a business plan to the NYSE that we believe demonstrates our meeting or exceeding all of the continued listing standards within 18 months of our receiving notice of non-compliance from the NYSE. On August 6, 2001, the NYSE accepted the plan. While we believe that we will be in compliance with all of the NYSE's continued listing criteria under our plan as provided by the NYSE rules, there can be no assurance that we will continue to remain in compliance in the future. If our common shares are delisted from the NYSE, we would pursue an alternative national trading venue. Nevertheless, delisting could have a material adverse affect on the price and/or liquidity of our common shares and on our ability to raise capital in the future from the sale or issuance of our securities.

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

THE IMPACT OF CHANGING GLOBAL, POLITICAL AND ECONOMIC CONDITIONS. Changing political and economic conditions on a regional or worldwide basis can adversely impact our business. Deteriorating political and general economic conditions may result in customers delaying or canceling contracts and orders for our products and services, difficulties and inefficiencies in the performance of our services including work stoppages, and difficulties in collecting payment from our customers. As a result, such conditions can negatively impact our results of operations and our cash flows.

ADVERSE DEVELOPMENTS IN PENDING LITIGATION OR REGULATORY MATTERS. From time to time, we are involved in litigation and regulatory proceedings, including those disclosed in Item 1 of Part II ("Legal Proceedings") of this quarterly report and in our other periodic reports filed with the Securities and Exchange Commission. There are always significant uncertainties involved in litigation and regulatory proceedings. As to current matters in litigation, we believe that our positions and defenses are meritorious. However, the litigation process involves unpredictability and we cannot guarantee the result of any action. Regulatory compliance is often complex and subject to variation and unexpected changes, including changing interpretations and enforcement agendas affecting the regulatory community. We may need to expend significant financial resources in connection with legal and regulatory procedures and our management may be required to divert attention from other portions of our business. If, as a result of any proceeding, a judgment is rendered, decree is entered or administrative action is taken against us or our customers, it may materially and adversely affect our business, financial condition and results of operations.

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

C.       CHANGES IN ACCOUNTING STANDARDS

         Effective April 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138. As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. The Company had no derivatives and therefore, no resulting transition adjustments.

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company was required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective April 1, 2002.

         As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of approximately $36.1 million that will be subject to the transition provisions. Amortization expense related to goodwill was approximately $1.7 million and $0.9 million for the year ended March 31, 2001 and the six months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting the new rules, it is not practical to reasonably estimate the impact of adopting these statements on the Company's financial statements as of the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         The Financial Accounting Standards Board also recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

         SFAS No. 143 requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. This statement is effective for fiscal years beginning after June 30, 2002.

         SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001.

         The Company has not yet assessed the impact of SFAS No. 143 and 144 on its financial statement position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES
         In the normal course of business, our operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing our business.

INTEREST RATE RISK
         Our primary interest rate risk exposure results from our variable interest rate Revolving Credit Facility and various smaller lines of credit that we maintain with foreign banks. If interest rates were to increase 200 basis points (2%) from September 30, 2001 rates, and assuming no changes in debt from the September 30, 2001 levels, the additional annual expense would be approximately $0.7 million on a pre-tax basis.

FOREIGN OPERATIONS AND FOREIGN CURRENCY EXCHANGE RISK
         Our foreign subsidiaries generally conduct business in local currencies, creating foreign exchange risk. During the first six months of fiscal 2002, the Company recorded a favorable foreign currency translation adjustment of $0.4 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the United States dollar in relation to the British pound. We do not enter into derivatives to hedge foreign currency exchange risk. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 1.  LEGAL PROCEEDINGS

         As previously reported, in January 2000, the Michigan Department of Environmental Quality ("MDEQ") issued an administrative decision which effectively limited the scope of MDEQ's 1995 approval of certain assessment methodologies utilized by Corrpro in determining whether certain underground storage tanks meet Michigan's regulatory requirements for upgrade by means of cathodic protection. The MDEQ decision also would have required us to conduct further assessments and provide certain information. The assessment methodologies at issue have been and remain recognized by the Environmental Protection Agency ("EPA") and the other states in which we utilized such methodologies for virtually identical purposes. We believed that MDEQ's decision was in error and on January 24, 2000, filed a complaint and claim of appeal in the Circuit Court for the County of Ingham, Michigan seeking declaratory relief and appealing the decision on several grounds. In its November 14, 2000 ruling, the Ingham Circuit Court reversed MDEQ's decision that directed we take certain actions and provide certain information, however, the court also found that MDEQ had not approved the full use of the assessment methodologies we utilized in Michigan.

         We believed that the circuit court's finding that MDEQ had not approved full use of the methodologies was not supported by the evidence, and was contradicted by evidence contained in the administrative record. On December 5, 2000, we filed, in the Michigan Court of Appeals, an application for leave to appeal the circuit court's finding that MDEQ did not approve the full use of the assessment methodologies we utilized in Michigan. By order dated February 14, 2001, the Michigan Court of Appeals denied our application for leave to appeal the circuit court's finding. On March 7, 2001, we filed an application for leave to appeal with the Supreme Court of the State of Michigan. On August 28, 2001, the Michigan Supreme Court denied our application for leave to appeal.

         As a result of these proceedings, the MDEQ's administrative decision, finding that certain of our assessment methodologies were not approved in full, was upheld, but the MDEQ was found not to have jurisdiction to enforce its decision against us. Although our litigation with the MDEQ has ended, we continue to communicate with the MDEQ to discuss resolution of this matter. There can be no assurance that the MDEQ will not take action against underground storage tank owners or operators who may have relied on our method of assessment to upgrade their underground storage tanks with cathodic protection, nor can there be any assurance that those owners or operators would not take action against us.

         During the six months ended September 30, 2001, there were no material developments in the other legal proceedings reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A vote was taken by the Company's shareholders at the Annual Meeting of Shareholders of the Company held on August 16, 2001 for the election of four directors of the Company for terms expiring in 2003. The aggregate number of votes cast for or withheld for each nominee were as follows:

                  DIRECTOR NOMINEES             FOR            WITHHELD
                  -----------------             ---            --------
                  David H. Kroon            7,147,641           107,363
                  C. Richard Lynham         7,149,531           105,473
                  Neal R. Restivo           7,182,965            72,039
                  Joseph W. Rog             7,141,521           113,483

         For a description of the bases used in tabulating the above-referenced votes, see the Company's definitive Proxy Statement used in connection with the solicitation of proxies for the Annual Meeting of Shareholders held on August 16,2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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



                                             CORRPRO COMPANIES, INC.
                                                  (Registrant)



Date:  November 14, 2001                       /S/  JOSEPH W. ROG
                                      ------------------------------------
                                                  Joseph W. Rog
                                        Chairman of the Board, President
                                           and Chief Executive Officer



                                            /S/  KURT R. PACKER
                                      --------------------------------------
                                                 Kurt R. Packer
                                          Executive Vice President and
                                             Chief Financial Officer
                                            (principal financial and
                                               accounting officer)

                                  EXHIBIT INDEX



Exhibit
   No.                                  Exhibit
   ---                                  -------

4.1 Third Amendment to Credit Agreement dated as of August 10, 2001 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems, Inc. and the Lenders Party thereto. (1)

4.2 Fourth Amendment to Credit Agreement dated as of November 12, 2001 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems, Inc. and the Lenders Party thereto.




--------------------------------

(1) A copy of this exhibit was filed as Exhibit 4.1 to the Company's report on Form 10-Q for the quarterly period ended June 30, 2001 and is incorporated herein by reference.