Form 10-Q
period 2001-12-31
CORRPRO COMPANIES INC /OH/
filed 2002-02-14
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                 ----------------------------------------------

                                    FORM 10-Q
(Mark One)
   [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

     As of February 11, 2002, 8,262,320 Common Shares, without par value, were outstanding.

                             CORRPRO COMPANIES, INC.
                             -----------------------


                                      INDEX
                                      -----


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.              Financial Statements

                        Consolidated Balance Sheets                                             3
                        Consolidated Statements of Income                                       4
                        Consolidated Statements of Cash Flows                                   5
                        Notes to the Consolidated Financial Statements                          6-11

ITEM 2.              Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                     12-22

ITEM 3.              Quantitative and Qualitative Disclosures
                        About Market Risk                                                       23

PART II.  OTHER INFORMATION
------------------------------

ITEM 1.              Legal Proceedings                                                          24-25

ITEM 5.              Other Information                                                          26

ITEM 6.              Exhibits and Reports on Form 8-K                                           27

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    December 31,     March 31,
                                                                       2001            2001
                                                                     ---------       ---------
ASSETS
Current Assets:
  Cash and cash equivalents                                          $   4,908       $   3,900
  Accounts receivable, net                                              39,445          43,222
  Inventories                                                           19,956          22,298
  Prepaid expenses and other                                             6,830           4,734
  Deferred income taxes                                                  2,662           2,688
                                                                     ---------       ---------
           Total current assets                                         73,801          76,842
                                                                     ---------       ---------

 Property, plant and equipment, net                                     11,241          13,245

 Other Assets:
    Goodwill                                                            36,519          37,139
    Other assets                                                        10,821          10,908
                                                                     ---------       ---------
            Total other assets                                          47,340          48,047
                                                                     ---------       ---------
                                                                     $ 132,382       $ 138,134
                                                                     =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings and current portion of long-term debt      $   8,108       $   3,155
    Accounts payable                                                    11,692          14,007
    Accrued liabilities and other                                        9,412          10,423
                                                                     ---------       ---------
            Total current liabilities                                   29,212          27,585
                                                                     ---------       ---------


Long-term debt, net of current portion                                  54,653          65,134

Commitments and contingencies                                               --              --

Minority interest                                                           56              92

Shareholders' Equity:
    Serial preferred shares                                                 --              --
    Common shares                                                        2,276           2,276
    Additional paid-in capital                                          47,337          49,979
    Accumulated earnings                                                 7,208           5,541
                                                                     ---------       ---------
                                                                        56,821          57,796
    Accumulated other comprehensive loss                                (5,721)         (6,449)
    Common shares in treasury, at cost                                  (2,639)         (6,024)
                                                                     ---------       ---------
            Total shareholders' equity                                  48,461          45,323
                                                                     ---------       ---------
                                                                     $ 132,382       $ 138,134
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

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          For the Three                     For the Nine
                                                           Months Ended                     Months Ended
                                                           December 31,                     December 31,
                                                  -------------------------------    ----------------------------
                                                       2001              2000            2001            2000
                                                  ----------------     ----------    --------------    ----------


Revenues                                              $47,081         $42,709          $134,689      $126,955
Cost of sales                                          33,166          29,296            93,083        85,824
                                                       ------          ------            ------        ------
Gross profit                                           13,915          13,413            41,606        41,131
Selling, general & administrative expenses             10,830          10,692            32,774        34,062
                                                       ------        --------            ------        ------
Operating income                                        3,085           2,721             8,832         7,069
Interest expense                                        1,819           1,747             5,563         4,774
                                                       ------         -------            ------       -------
Income before income taxes                              1,266             974             3,269         2,295
Provision for income taxes                                721             391             1,602           918
                                                        -----           -----          --------         -----
Net income                                           $    545        $    583          $  1,667     $   1,377
                                                      =======         =======           =======      =========

Earnings per share:
    Basic                                              $ 0.07        $   0.08           $  0.21      $   0.18
    Diluted                                            $ 0.07        $   0.07           $  0.21      $   0.18

Weighted average shares:
    Basic                                               8,179           7,731             8,071         7,703
    Diluted                                             8,199           7,783             8,094         7,757



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         Nine Months Ended
                                                                            December 31,
                                                                       ---------------------
                                                                        2001          2000
                                                                       -------       -------
 Cash flows from operating activities:
    Net income                                                         $ 1,667       $ 1,377
    Adjustments to reconcile net income to net cash
      provided by (used for) operating activities:
      Depreciation and amortization                                      4,334         4,462
      401(k) matching contribution in Treasury shares                      704           221
      Deferred income taxes                                                 25           437
      Gain on sale of assets                                               (79)          (82)
      Minority interest                                                    (37)          (62)
      Changes in operating assets and liabilities:
        Accounts receivable                                              3,696        (7,420)
        Inventories                                                      2,581          (488)
        Prepaid expenses and other                                      (2,664)       (2,095)
        Other assets                                                      (960)           71
        Accounts payable and accrued expenses                           (2,725)         (144)
                                                                       -------       -------
            Total adjustments                                            4,875        (5,100)
                                                                       -------       -------
            Net cash provided by (used for) operating activities         6,542        (3,723)
                                                                       -------       -------

 Cash flows from investing activities:
     Additions to property, plant and equipment                           (753)         (972)
     Proceeds from disposal of property, plant and equipment               655            --
                                                                       -------       -------
            Net cash used for investing activities                         (98)         (972)
                                                                       -------       -------

Cash flows from financing activities:
    Net (payments) borrowings under revolving credit facility and
       lines of credit                                                  (5,112)        4,733
      Net payments under other long-term debt                             (398)         (479)
      Net proceeds from issuance of Common Shares                           --            --
      Net proceeds from employee stock purchase plan                        40            93
                                                                       -------       -------
            Net cash provided by (used for) financing activities        (5,470)        4,347
                                                                       -------       -------

Effects on cash of foreign currency exchange rates                          34           (36)

Net increase (decrease) in cash and cash equivalents                     1,008          (384)
Cash and cash equivalents at beginning of period                         3,900         1,965
                                                                       -------       -------
Cash and cash equivalents at end of period                             $ 4,908       $ 1,581
                                                                       =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Income taxes                                                       $ 1,186       $ 1,337
    Interest                                                           $ 5,061       $ 4,207

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

         The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants, however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months or for the nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002 or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

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


NOTE 2 - INVENTORIES
                                                December 31,        March 31,
                                                    2001             2001
                                                    ----             ----
Inventories consist of the following:

         Component parts and raw material         $ 10,094         $  9,450
         Work in process                               800            2,140
         Finished goods                             10,651           11,717
                                                  --------         --------
                                                    21,545           23,307
         Inventory reserve                          (1,589)          (1,009)
                                                  --------         --------
                                                  $ 19,956         $ 22,298
                                                  ========         ========

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

                                                             December 31,      March 31,
                                                                2001           2001
                                                                ----           ----
Property, plant and equipment consists of the following:

         Land                                                 $    592       $    593
         Buildings and improvements                              6,423          6,615
         Equipment, furniture and fixtures                      19,205         19,667
                                                              --------       --------
                                                                26,220         26,875
         Less:  Accumulated depreciation                       (14,979)       (13,630)
                                                              --------       --------
                                                              $ 11,241       $ 13,245
                                                              ========       ========

NOTE 4 - EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period, which was 8,179 and 7,731 for the three months ended December 31, 2001 and 2000, respectively, and 8,071 and 7,703 for the nine months ended December 31, 2001 and 2000, respectively. Diluted EPS for the period has been determined by dividing net income by the weighted average number of common shares and potential common shares outstanding for the period, which was 8,199 and 7,783 for the three months ended December 31, 2001 and 2000, respectively, and 8,094 and 7,757 for the nine months ended December 31, 2001 and 2000, respectively. Stock options are the only potential common shares included in the Company's diluted EPS calculations. Potential common shares are computed using the treasury stock method.

NOTE 5 - STOCK PLANS

            In fiscal 2001, the Company adopted a plan whereby holders of stock options covered under the 1997 Long-Term Incentive Plan of Corrpro Companies, Inc. (the "1997 Option Plan") could surrender options previously granted with the understanding that a like number of options would be granted no sooner than six months after surrender at the fair market value of the common shares at that time. During the nine months ended December 31, 2001, the Company granted options to purchase 648 common shares at an exercise price of $2.55 per share in exchange for options previously surrendered under this program.

         In addition to the granting of options in exchange for the previously surrendered options referred to above, the Company granted options to purchase 18 common shares at exercise prices ranging from $1.30 to $1.52 per share under the 1997 Option Plan and options to purchase 5 common shares at an exercise price of $2.16 under the 1997 Non-Employee Directors' Stock Option Plan during the nine months ended December 31, 2001. In addition, options previously granted to purchase 130 common shares were terminated during the nine months ended December 31, 2001.

NOTE 6 - SHAREHOLDERS' EQUITY

         The Company maintains the Corrpro Companies, Inc. 401(k) Savings Plan for all eligible employees in the United States under Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make contributions to the plan. In addition, the Company matches a portion of employees' contributions. Effective October 1, 2000, the Company began matching employee contributions with treasury shares. For the nine months ended December 31, 2001, the Company issued 326 treasury shares for the Company's matching contribution.

NOTE 7 - COMPREHENSIVE INCOME

         Comprehensive income (loss), which includes net income and other comprehensive income (loss), amounted to $872 and $754 for the quarters ended December 31, 2001 and December 31, 2000, respectively, and $2,395 and ($586) for the nine months ended December 31, 2001 and December 31, 2000, respectively. Other comprehensive income (loss) is comprised of the effects of foreign currency translation adjustments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation" which is excluded from net income but included as a component of total shareholders' equity. Other comprehensive income (loss) amounted to $327 and $171 for the quarters ended December 31, 2001 and December 31, 2000, respectively, and $728 and ($1,963) for the nine months ended December 31, 2001 and December 31, 2000, respectively. The accumulated balance of foreign currency translation adjustments excluded from net income is presented in the Consolidated Balance Sheets as "Accumulated other comprehensive loss."

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

Domestic Core Operations. The Domestic Core Operations segment consists of the Company's operations in the United States and Central and South America, which provide products and services including corrosion control, coatings, pipeline integrity, risk assessment and inspection services. This segment provides corrosion control products and services to a wide range of customers in a number of industries including: energy, utilities, water and wastewater treatment, chemical and petrochemical, pipelines, defense and municipalities. In addition, this segment provides coatings services to customers in the defense, entertainment, aerospace, transportation, petrochemical, pipeline and electric power industries. This segment includes a production facility in the United States that assembles and distributes cathodic protection products, such as anodes, primarily to the United States market.

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

Financial information relating to the Company's operations by segment is presented below:

                                        For the Three Months Ended       For the Nine Months Ended
                                                December 31,                    December 31,
                                           2001            2000            2001            2000
                                         ---------       ---------       ---------       ---------
Revenue:
  Domestic Core Operations               $  26,920       $  25,017       $  80,191       $  72,809
  Canadian Operations                        6,470           6,708          17,259          18,636
  International Operations                  10,220           8,874          28,617          27,938
  Other Operations                           3,471           2,110           8,622           7,572
                                         ---------       ---------       ---------       ---------
                                         $  47,081       $  42,709       $ 134,689       $ 126,955
                                         =========       =========       =========       =========

Operating Income:
  Domestic Core Operations               $   3,881       $   3,545       $  13,104       $  10,706
  Canadian Operations                        1,040           1,561           3,004           3,610
  International Operations                     367             147           1,243             995
  Other Operations                             652             588           1,051             942
  Corporate Related Costs and Other         (2,855)         (3,120)         (9,570)         (9,184)
                                         ---------       ---------       ---------       ---------
                                         $   3,085       $   2,721       $   8,832       $   7,069
                                         =========       =========       =========       =========

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

         As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of approximately $36.1 million that will be subject to the transition provisions. Amortization expense related to goodwill was approximately $1.7 million and $1.3 million for the year ended March 31, 2001 and the nine months ended December 31, 2001, respectively. Because of the extensive effort needed to comply with adopting the new rules, it is not practical to reasonably estimate the impact of adopting these statements on the Company's financial statements as of the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and in August 2001 issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

         The Company has not yet assessed the impact of SFAS Nos. 143 and 144 on its financial statement position.

NOTE 10 - LONG TERM DEBT

         The Company currently has a Revolving Credit Facility, as amended in February 2002, in the amount of $40.0 million and subject to a borrowing base formula which limits the amount the Company can borrow under the facility to the lesser of $40.0 million or borrowing base amounts as defined. This Revolving Credit Facility expires on January 31, 2003. In addition to the Revolving Credit Facility, the Company has various smaller lines of credit with foreign banks that totaled approximately $5.8 million as of December 31, 2001. Total availability under the Revolving Credit Facility and foreign credit facilities at December 31, 2001 was approximately $12.1 million after giving consideration to the borrowing base limitations under the Revolving Credit Facility. As of December 31, 2001, the Company was in compliance with all debt covenants under the Revolving Credit Facility, as amended.

         The Company's Senior Notes, in the amount of $30.0 million, require monthly principal payments commencing February 2002. Such payments are $0.9 million per month for the period February 2002 through June 2002 and then $0.4 million per month thereafter. The Company's Revolving Credit Facility provides that any principal payments made under the Senior Notes will result in a proportionate reduction in the commitment amount under the Revolving Credit Facility. Accordingly, the $40.0 million commitment under the Revolving Credit Facility will be reduced by 133% of any principal payments under the Senior Notes. To the extent that this reduces the commitment amount below the borrowing base amount, true borrowing ability would be reduced. Therefore, it will be necessary for the Company to generate adequate cash flow from its operations to fund its working capital needs and meet its principal payment requirements, or the Company will need to amend its existing loan agreements, refinance its indebtedness or obtain additional capital on reasonable terms. While the Company believes cash flow from operations will be adequate to allow it to fund its working capital needs and the principal payments required for the next twelve months or if needed the Company will be able to amend existing loan agreements, refinance its indebtedness or obtain additional capital to fund these needs and requirements. There can be no assurances that the Company will be able to do so or what the timing or terms thereof might be.

         In addition, because the Revolving Credit Facility expires on January 31, 2003, it will be necessary for the Company to amend this Revolving Credit Facility to extend the expiration date. If the Company is unable to extend the expiration date, it will be necessary for the Company to refinance or repay this debt. The Company cannot assure that it will be able to obtain additional maturity extensions, refinance its indebtedness or obtain additional capital on reasonable terms or at all. Failure to extend the expiration date, refinance or repay this indebtedness would have a material adverse effect on the Company's financial condition and operations.

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

A. RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

REVENUES
--------

         Revenues for the fiscal 2002 third quarter totaled $47.1 million compared to $42.7 million in the fiscal 2001 third quarter, an increase of $4.4 million or 10.2%. When taking into consideration revenues lost as a result of our shutdown of several under-performing district offices and the sale of a small non-core business unit in fiscal 2001, revenues from our on-going operations increased approximately 16.2% for the fiscal 2002 third quarter over the year-earlier period. Revenues increased in our Domestic Core Operations, International Operations and Other Operations.

         Fiscal 2002 third quarter revenues relating to our Domestic Core Operations segment totaled $26.9 million compared to $25.0 million in the fiscal 2001 third quarter, an increase of $1.9 million or 7.6%. This revenue growth related primarily to the increased activity from our coatings services business. However, we have recently not received as many government contract awards as expected. Accordingly, revenues from our coatings services business may experience some decrease in fiscal 2003.

         Our Canadian Operations segment revenues for the third quarter of fiscal 2002 totaled $6.5 million compared to $6.7 million in the prior-year third quarter, a decrease of $0.2 million or 3.5%. This decrease is primarily due to lower levels of construction and materials revenues.

         Fiscal 2002 third quarter revenues relating to the International Operations segment totaled $10.2 million compared to $8.9 million in the fiscal 2001 third quarter, an increase of $1.3 million or 15.2%. All operations in this segment experienced increased revenue levels over the prior-year period.

         Revenues relating to the Other Operations segment totaled $3.5 million in the fiscal 2002 third quarter compared to $2.1 million in the fiscal 2001 third quarter, an increase of $1.4 million or 64.5%. This increase is due to strong revenue volume in our corrosion monitoring equipment business, as well as continued growth in our risk assessment and analysis software business.

GROSS PROFIT
------------

         Gross profit margins, as a percentage of revenues, were 29.6% for the fiscal 2002 third quarter compared to 31.4% for the fiscal 2001 third quarter. This decrease relates primarily to our business mix, which on a consolidated basis, had a larger component of lower margin construction-type jobs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

         Selling, general and administrative expenses totaled $10.8 million (23.0% of revenues) for the fiscal 2002 third quarter compared to $10.7 million (25.0% of revenues) in the fiscal 2001 third quarter. As a percentage of revenue, our continuing efforts to control operating expenses resulted in a reduction over the comparable year-earlier period.

OPERATING INCOME
----------------

         Operating income totaled $3.1 million for the fiscal 2002 third quarter compared to $2.7 million for the fiscal 2001 third quarter, an increase of $0.4 million or 13.4%. The improvement in operating income, on a consolidated basis, was the result of higher revenue levels offset by lower construction-type margin jobs.

INTEREST EXPENSE
----------------

         Interest expense totaled $1.8 million in the third quarter of fiscal 2002 compared to $1.7 million in the third quarter of fiscal 2001. Higher effective interest rates as a result of amendments to our Revolving Credit Facility and our Senior Notes Agreement were partially offset by lower debt levels.

INCOME TAX PROVISION
--------------------

         The Company recorded a provision for income taxes of $0.7 million for the fiscal 2002 third quarter compared to a provision of $0.4 million for the fiscal 2001 third quarter. Our effective tax rate was 57.0% for the third quarter of fiscal 2002 and 40.1% for the third quarter of fiscal 2001. Our effective tax rate is based on the statutory rates in effect in the countries in which we operate. The increase in our effective tax rate is the result of strong pretax earnings in certain relatively high taxing jurisdictions and losses incurred primarily in other tax jurisdictions with no deductibility.

NET INCOME
----------

         Net income totaled $0.5 million in the third quarter of fiscal 2002 compared to $0.6 million in the prior-year period, a decrease of 6.5%. Earnings per share on a diluted basis totaled $0.07 per share compared to $0.07 per share in the year-earlier period.

         RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2000

REVENUES
--------

         Revenues for the nine months ended December 31, 2001 totaled $134.7 million compared to prior-year revenues of $127.0 million, an increase of $7.7 million or 6.1%. When taking into consideration revenues lost as a result of our shutdown of several under-performing district offices and the sale of a small non-core business unit in fiscal 2001, revenues from our on-going operations increased approximately 13.5% for the nine months ended December 31, 2001 over the year-earlier period. In general, increased revenues in our Domestic Core Operations, International Operations and Other Operations were offset to some extent by lower revenues in our Canadian Operations.

         For the nine months ended December 31, 2001, revenues relating to the Domestic Core Operations totaled $80.2 million compared to prior-year results of $72.8 million, an increase of $7.4 million or 10.1%. This revenue growth relates primarily to the increased activity from our coatings services business. However, we have recently not received as many government contract awards as expected. Accordingly, revenues from our coatings services business may experience some decrease in fiscal 2003.

         The Canadian Operations' revenues for the nine months ended December 31, 2001 totaled $17.3 million compared to prior-year results of $18.6 million, a decrease of $1.4 million or 7.4%. This lower level of revenues is primarily due to projects that were delayed.

         For the nine months ended December 31, 2001, revenues relating to the International Operations totaled $28.6 million compared to prior-year results of $27.9 million, an increase of $0.7 million or 2.4%. Lower revenue levels in Europe, which benefited from a large material order in fiscal 2001, and Australia were offset by higher revenue levels in Asia and the Middle East.

         Revenues relating to the Other Operations for the nine months ended December 31, 2001, totaled $8.6 million compared to prior-year results of $7.6 million, an increase of $1.1 million. This increase is due to strong revenue volume in our corrosion monitoring equipment business, as well as continued growth in our risk assessment and analysis software business.

GROSS PROFIT
------------

         Consolidated gross profit margins were 30.9% for the nine months ended December 31, 2001 compared to 32.4% for the prior-year period. Gross profit margins are below the year-earlier period primarily because of the business mix in the first and third quarters of fiscal 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

         Selling, general and administrative expenses totaled $32.8 million (24.3% of revenues) for the nine months ended December 31, 2001 compared to $34.1 million (26.8% of revenues) for the prior-year period, a decrease of $1.3 million or 3.8%. The decrease is the result of a number of cost reduction programs we implemented in the latter part of fiscal 2001 and our continuing efforts to reduce our selling, general and administrative expenses.

OPERATING INCOME
----------------

         Operating income totaled $8.8 million for the nine months ended December 31, 2001 compared to $7.1 million in the prior-year period, an increase of $1.8 million or 24.9%. This increase is primarily the result of the higher revenue levels and lower selling, general and administrative expenses, partially offset by lower gross profit margins.

INTEREST EXPENSE
----------------

         Interest expense totaled $5.6 million for the nine months ended December 31, 2001 compared to $4.8 million in the prior-year period. This increase is a result of higher debt levels during the beginning of fiscal 2002 and higher effective interest rates. The higher effective interest rates are the result of amendments to our Revolving Credit Facility and our Senior Notes Agreement.

INCOME TAX PROVISION
--------------------

         The Company recorded a provision for income taxes of $1.6 million for the nine months ended December 31, 2001 compared to a provision of $0.9 million for the prior-year period. Our effective tax rate was 49.0% for the nine months of fiscal 2002 and 40.0% for the nine months of fiscal 2001. Our effective tax rate is based on the statutory rates in effect in the countries in which we operate. The increase in our effective tax rate is the result of strong pretax earnings in certain relatively high taxing jurisdictions and losses incurred in other tax jurisdictions with no deductibility.

NET INCOME
----------

         Net income totaled $1.7 million for the nine months ended December 31, 2001 compared to $1.4 million in the prior-year period, an increase of $0.3 million or 21.1%. Earnings per share on a diluted basis totaled $0.21 per share compared to $0.18 per share in the prior-year period.

B.       LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, we had net working capital of $44.6 million compared to $49.3 million at March 31, 2001, a decrease of $4.7 million or 9.5%. Consistent with our emphasis on asset management, net working capital decreased during the first nine months of fiscal 2002 even though we were then in our seasonally busiest time of the year. Improvements in our accounts receivable days sales outstanding ("DSO") and inventory turns as well as increases in our current liabilities were the primary reasons for our reductions in working capital.

         During the first nine months of fiscal 2002, cash provided by operating activities totaled $6.5 million. In the first nine months of fiscal 2001, cash used by operating activities totaled $3.7 million. This improvement in cash flow from operating activities was primarily the result of improvement in our accounts receivable DSO and our emphasis on inventory management. Cash used for investing activities totaled $0.1 million during the first nine months of fiscal 2002, which represented capital expenditures, which was partially offset by proceeds from the sale of capital assets. Cash used for financing activities totaled $5.5 million during the first nine months of fiscal 2002 primarily as a result of payments under our Revolving Credit Facility and lines of credit.

         We currently have a Revolving Credit Facility, as amended in February 2002, in the amount of $40.0 million, subject to a borrowing base formula which limits the amount we can borrow under the facility to the lesser of $40.0 million or borrowing base amounts as defined. This Revolving Credit Facility expires on January 31, 2003. In addition to the Revolving Credit Facility, we have various smaller lines of credit with foreign banks that totaled approximately $5.8 million as of December 31, 2001. Total availability under the Revolving Credit Facility and foreign credit facilities at December 31, 2001 was approximately $12.1 million after giving consideration to the borrowing base limitations under the Revolving Credit Facility. As of December 31, 2001, we were in compliance with all debt covenants under the Revolving Credit Facility, as amended.

         Our Senior Notes, in the amount of $30.0 million, require monthly principal payments commencing February 2002. Such payments are $0.9 million per month for the period February 2002 through June 2002 and then $0.4 million per month thereafter. Our Revolving Credit Facility provides that any principal payments made under the Senior Notes will result in a proportionate reduction in the commitment amount under the Revolving Credit Facility. Accordingly, the $40.0 million commitment under the Revolving Credit Facility will be reduced by 133% of any principal payments under the Senior Notes. To the extent that this reduces the commitment amount below the borrowing base amount, true borrowing ability would be reduced. Therefore, it will be necessary for us to generate adequate cash flow from our operations to fund our working capital needs and meet our principal payment requirements, or we will need to amend our existing loan agreements, refinance our indebtedness or obtain additional capital on reasonable terms. While we believe cash flow from operations will be adequate to allow us to fund our working capital needs and the principal payments required for the next twelve months or if needed we will be able to amend existing loan agreements, refinance our indebtedness or obtain additional capital to fund these needs and requirements. There can be no assurances that we will be able to do so or what the timing or terms thereof might be.

         In addition, because our Revolving Credit Facility expires on January 31, 2003, it will be necessary for us to amend this Revolving Credit Facility to extend the expiration date. If we are unable to extend the expiration date, it will be necessary for the Company to refinance or repay this debt. We cannot assure that we will be able to obtain additional maturity extensions, refinance our indebtedness or obtain additional capital on reasonable terms or at all. Failure to extend the expiration date, refinance or repay this indebtedness would have a material adverse effect on our financial condition and operations. See "Factors Influencing Future Results and Accuracy of Forward Looking Information."

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD LOOKING INFORMATION

         This document includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's expectations and beliefs concerning future events and discuss, among other things, anticipated future performance and revenues, expected growth and future business plans. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" or variations of such words and similar expressions are intended to identify such forward-looking statements. We believe that the following factors, among others, could affect our future performance or the price and liquidity of our common shares and cause our actual results to differ materially from those results expressed or implied by forward-looking statements: our mix of products and services; our ability to obtain extensions, amendments or waivers under our debt agreements and the availability and terms of additional or alternative sources of financing and capital; the timing of jobs; the availability and value of larger jobs; qualification requirements and termination provisions relating to government jobs; our ability to satisfy the listing requirements of the exchange on which our shares trade; the impact of inclement weather on operations; the impact of energy prices on the Company's and its customers' businesses; changing global, political and economical conditions; adverse developments in pending litigation or regulatory matters; and the impact of existing, new or changed regulatory initiatives. In addition, any forward-looking statement speaks only as of the date on which such statement is made and we do not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

OUR ABILITY TO OBTAIN EXTENSIONS, AMENDMENTS OR WAIVERS UNDER OUR DEBT AGREEMENTS AND AVAILABILITY OF ADDITIONAL SOURCES OF FINANCING AND CAPITAL. On July 12, 2001, we executed amendments, effective as of June 29, 2001, to our Revolving Credit Facility and Senior Notes which, among other things, reset certain covenants under these agreements. We executed additional amendments to our Revolving Credit Facility on August 10, 2001, November 12, 2001 and February 11, 2002 which together extended the expiration date to January 31, 2003. Failure to satisfy or perform any one or more of the covenants contained in these debt agreements at any given time in the future will require us to obtain a waiver, consent or amendment from our lenders, or refinance our credit facilities. Due to the fact that our current Revolving Credit Facility expires on January 31, 2003, we will be required to amend this Revolving Credit Facility in order to extend the expiration date or refinance this debt. We may also be required to seek amendments or alternative financing based on our working capital needs in light of the principal payment requirements under our Senior Notes and related commitment reductions under the Revolving Credit Facility. We cannot provide assurance that we will be able to obtain future maturity extensions, waivers, consents and amendments, or refinance our indebtedness or obtain additional capital on reasonable terms or at all. If we cannot raise funds on acceptable terms when needed, we may not be able to meet our obligations as they become due, which could seriously harm our business and ultimately could impact our ability to operate as a going concern.

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

OUR COMPLIANCE WITH THE LISTING STANDARDS OF THE STOCK EXCHANGE ON WHICH OUR COMMON SHARES TRADE. We are required by the stock exchange on which we list our common shares for trading to maintain certain listing standards in order to remain listed on that exchange. If we fail to meet the required listing standards and cannot within a limited time frame thereafter demonstrate compliance, our common shares may not be allowed to trade on the stock exchange, although we would pursue an alternative national trading venue. If this occurs, it may make it more difficult for us to raise funds through the sale of our securities. In addition, it may make it more difficult for an investor to dispose of, or to obtain accurate quotations of, our common shares and negatively impact the market price.

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

         As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of approximately $36.1 million that will be subject to the transition provisions. Amortization expense related to goodwill was approximately $1.7 million and $1.3 million for the year ended March 31, 2001 and the nine months ended December 31, 2001, respectively. Because of the extensive effort needed to comply with adopting the new rules, it is not practical to reasonably estimate the impact of adopting these statements on the Company's financial statements as of the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and in August 2001 issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

INTEREST RATE RISK
         Our primary interest rate risk exposure results from our variable interest rate Revolving Credit Facility and various smaller lines of credit that we maintain with foreign banks. If interest rates were to increase 200 basis points (2%) from December 31, 2001 rates, and assuming no changes in debt from the December 31, 2001 levels, the additional annual expense would be approximately $0.7 million on a pre-tax basis.

FOREIGN OPERATIONS AND FOREIGN CURRENCY EXCHANGE RISK
         Our foreign subsidiaries generally conduct business in local currencies, creating foreign exchange risk. During the nine months of fiscal 2002, the Company recorded a favorable foreign currency translation adjustment of $0.7 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the United States dollar in relation to the British pound partially offset by the strengthening of the United States dollar to the Canadian dollar. We do not enter into derivatives to hedge foreign currency exchange risk. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

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

         As a result of these proceedings, the MDEQ's administrative decision, finding that certain of our assessment methodologies were not approved in full, was upheld, but the MDEQ was found not to have jurisdiction to enforce its decision against us. Although our litigation with the MDEQ has ended, we have met with MDEQ personnel and are having continuing communications to consider a program for further assessing the status of the sites upgraded by Corrpro after the application of the MTCF analysis. There can be no assurance that the MDEQ will not take action against underground storage tank owners or operators who may have relied on our method of assessment to upgrade their underground storage tanks with cathodic protection, nor can there be any assurance that those owners or operators would not take action against us.

         As previously reported, Corrpro was named as a defendant in a complaint filed on November 12, 1998, as subsequently amended, in United States District Court, Northern District of Ohio, Eastern Division by Armor Shield, Inc. and Doublewall Retrofit Systems, Inc. The suit alleged violations of federal and state anti-trust laws, unreasonable restraint of trade, false advertising and unfair competition in connection with the adoption by the Environmental Protection Agency and the American Society for Testing and Materials of standards permitting non-invasive methods for inspecting and testing underground storage tanks and recognition of several methods of tank assessment, including statistical and analytical methods used by Corrpro and other corrosion control service providers. The complaint also named, among others, one of our executive officers and one of our directors. We, and all other defendants, denied any and all allegations of wrongdoing.

         The parties reached agreement to settle and dismiss the litigation, on mutually agreed terms, without any admission of liability. On January 29, 2002, the court entered an order dismissing the lawsuit with prejudice. We do not expect the termination of this matter to have a material adverse effect.

         During the nine months ended December 31, 2001, there were no material developments in the other legal proceedings reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

ITEM 5.  OTHER INFORMATION
-------

         We have voluntarily transferred the listing of our common shares from the New York Stock Exchange to the American Stock Exchange. Our common shares commenced trading on the American Stock Exchange on February 13, 2002 under the symbol "CO," the same symbol under which they had previously traded on the New York Stock Exchange.

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



                                             CORRPRO COMPANIES, INC.
                                                  (Registrant)



Date:  February 14, 2002                      /s/  Joseph W. Rog
                                      ------------------------------------
                                                  Joseph W. Rog
                                        Chairman of the Board, President
                                           and Chief Executive Officer



                                           /s/  Marilyn A. Eisele
                                   -------------------------------------------
                                                Marilyn A. Eisele
                                         Interim Chief Financial Officer
                                        (interim principal financial and
                                               accounting officer)

                                  EXHIBIT INDEX
                                  -------------



Exhibit
   No.                          Exhibit
-------                         -------

4.1 Fourth Amendment to Credit Agreement dated as of November 12, 2001 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems, Inc. and the Lenders Party thereto. (1)

4.2 Fifth Amendment to Credit Agreement dated as of February 11, 2002 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems, Inc. and the Lenders Party thereto.


----------

(1) A copy of this exhibit was filed as Exhibit 4.2 to the Company's report on Form 10-Q for the quarterly period ended September 30, 2001 and is incorporated herein by reference.