Form 10-K
period 2002-03-31
CORRPRO COMPANIES INC /OH/
filed 2002-07-16
CIK 907072

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
  [X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE FISCAL YEAR ENDED MARCH 31, 2002

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
              (TITLE OF CLASS)                        (TITLE OF CLASS)

                             AMERICAN STOCK EXCHANGE
                             -----------------------
                   (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

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

    The aggregate market value of Common Shares held by nonaffiliates of the Registrant was approximately $7,785,733 at July 5, 2002. (The aggregate market value has been computed using the closing market price of the stock as reported by the American Stock Exchange on July 5, 2002.) For purposes of this calculation, the Registrant deems the Common Shares held by its Directors, executive officers and holders of 10% or more of its Common Shares to be Common Shares held by affiliates.

                                    8,350,987
                                    ---------
            (Number of Common Shares outstanding as of July 5, 2002.)

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended March 31, 2002, portions of which document shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

================================================================================

                                INTRODUCTORY NOTE

         As previously reported by the Company, after the discovery of accounting irregularities at the Company's Australian subsidiary, voluntary administration proceedings were filed in Australia on behalf of the subsidiary, which delayed the Company's ability to prepare financial statements for the subsidiary. In addition, also as previously reported, the Australian Securities and Investments Commission ("ASIC") and the Audit Committee of the Company's Board of Directors are investigating the accounting irregularities. As a consequence of the ASIC investigation, the Company and its auditors have only recently been able to access certain records of the subsidiary which were in ASIC's possession, which has further delayed the completion of the Company's financial statements for the fiscal year ended March 31, 2002, and the related audit and other disclosures. The audit of the financial statements remains in process and is yet to be completed. The findings of the Audit Committee's investigation could impact the disclosures to be included in the Company's Annual Report on Form 10-K. See "Item 1 - Business - Recent Developments."

         As a consequence of these events, the Company is unable at this time to file Items 6, 7, 7A and 8 of its Annual Report on Form 10-K and certain portions of other Items to the Form 10-K. Upon completing its financial statements, the related audit and other disclosures necessary to comply with these respective Items, the Company will file these Items by amendment.


                                     PART I
ITEM 1.  BUSINESS

GENERAL

         Corrpro Companies, Inc. was founded in 1984 and organized under the laws of the State of Ohio. As used in this report, the terms "Corrpro" and the "Company" mean Corrpro Companies, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

RECENT DEVELOPMENTS

         On March 20, 2002, the Company announced that it had discovered accounting irregularities caused by apparent internal misconduct in its Australian subsidiary. The accounting irregularities involved the overstatement of revenues and understatement of expenses by the Australian subsidiary. The irregularities were discovered by Corrpro management in connection with an internal review of the subsidiary's working capital management practices and cash flow problems inconsistent with the subsidiary's reported results. Upon discovering the irregularities, the Company immediately began an internal investigation conducted under the direction of the Audit Committee of its Board of Directors. The Audit Committee subsequently retained special counsel in connection with the investigation and retained the forensic investigation unit of the independent accounting firm, Deloitte Touche Tohmatsu.

         The Company also announced in March 2002 that its Australian subsidiary was in the process of appointing an administrator and commencing voluntary administration proceedings, a process under Australian law providing relief from creditors of Australian subsidiaries. As a result of the appointment, the Company would be required to take a charge to earnings in the fiscal fourth quarter ended March 31, 2002 for its loss on investment related to the subsidiary, including certain intercompany balances. The Company also stated that, to the extent that the accounting irregularities materially affect previously filed financial statements, the Company expected that it would have to restate its audited financial statements for its fiscal year which ended March 31, 2001 as well as unaudited financial information for the first nine months through December 31, 2001 of its fiscal year ended March 31, 2002, as previously released. Accordingly, the financial statements for affected periods and accompanying auditor's report should no longer be relied upon.

         On June 13, 2002, the Company announced that ASIC had commenced an independent investigation of the accounting irregularities. The Company also had voluntarily disclosed this matter to the United States Securities and Exchange Commission ("SEC"), which commenced an informal inquiry. The ASIC investigation and the SEC inquiry, which is now a formal inquiry, both continue to be ongoing and the Company has been and intends to continue cooperating with both commissions. See "Item 3 - Legal Proceedings." The Company also announced that the creditors of the Australian subsidiary effective in May 2002 had approved an arrangement under voluntary administration proceedings.

         The Company also has announced that, as a result of the matters discussed above, the Company is not in compliance with the provisions, including certain financial covenants, of its existing senior secured credit agreement and its senior note facility. The remedies available to these lenders upon default by the Company, including acceleration of principal, could have a material adverse impact on the Company's liquidity, its financial position or its ability to operate as a going concern. The Company has continued to make scheduled monthly interest payments on such senior debt; however, it has not made scheduled principal payments that were due since April, 2002 on the senior note facility. The Company is continuing to hold discussions with its bank group and the holder of its senior notes concerning the Company's non-compliance, operational changes and debt reduction.

         If the Company is unable to satisfactorily resolve these lender negotiations and/or access other sources of capital on a timely basis, it would have a material adverse effect on the Company's liquidity and financial condition and could result in the Company's inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or be forced to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

         Subsequent to the announcement of the investigation of the accounting irregularities at the Australian subsidiary, one purported class action lawsuit has been filed against the Company and certain of its current and former directors and officers. See "Item 3 - Legal Proceedings."

OPERATIONS OF AUSTRALIAN SUBSIDIARY

         As discussed above, in May 2002, the creditors of the Company's Australian subsidiary approved an arrangement under voluntary administration proceedings, a process under Australian law providing relief from creditors of Australian companies. As a result of such proceedings, the Company will be required to take a charge to earnings for its loss on investment related to the subsidiary, including certain intercompany balances. This charge will be taken in the Company's fiscal fourth quarter ended March 31, 2002. Thereafter, results from the subsidiary will not be included in the Company's consolidated financial statements while the subsidiary is subject to voluntary administration.

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

ACQUISITIONS AND DISPOSITIONS
         We have broadened our business capabilities and expanded our geographic presence through a series of acquisitions. We made twenty strategic acquisitions between fiscal 1987 and fiscal 1999. The following table details acquisitions made subsequent to fiscal 1999.


                                                          YEAR
ACQUISITION                                             ACQUIRED
CSI Coatings Systems, Inc.                               FY 2000     Specialty coatings application services
Acquisition of remote monitoring technology              FY 2000     Production line expansion - corrosion monitoring
Borza Inspections Ltd.                                   FY 2000     Inspection services - Western Canada
Corrosion and Technical Services, WWL                    FY 2000     Geographic expansion - Bahrain

         In March 1997, Corrpro adopted a plan to divest its anode foundry operation in Louisiana. This disposition was completed in March 1999. In September 1999, Corrpro divested its remaining anode foundry operations in the United Kingdom and Asia. In fiscal 2001, we ceased certain Mexican foundry operations and disposed of a small, non-core business unit.

         The Company is continuing to consider its strategic alternatives with respect to the future operations of the Australian subsidiary, which is currently subject to voluntary administration in Australia, including the possibility of selling the Australian operations.

SEGMENTS
         We have organized our operations into four business segments: Domestic Core Operations, Canadian Operations, International Operations and Other Operations. Our business segments and a description of the products and services they provide are described below:

DOMESTIC CORE OPERATIONS. Our Domestic Core Operations segment consists of operations that service the United States and Central and South America. Products and services include corrosion control, coatings, pipeline integrity, risk assessment and inspection services. This segment provides corrosion control products and services to a wide-range of customers in a number of industries, including energy, utilities, water and wastewater treatment, chemical and petrochemical, pipelines, defense and municipalities. In addition, this segment provides coatings services to customers in the entertainment, aerospace, transportation, petrochemical and electric power industries, as well as the United States military. Finally, the

Domestic Core Operations segment includes a production facility in the United States that assembles and distributes cathodic protection products, such as anodes, primarily to the United States market.

CANADIAN OPERATIONS. Our Canadian Operations segment provides corrosion control, pipeline integrity and inspection services to customers in Canada which are primarily in the oil and gas industry. These customers include pipeline operators and petrochemical plants and refineries. The Canadian Operations segment also includes production facilities that assemble products such as anodes and rectifiers.

INTERNATIONAL OPERATIONS. Our International Operations segment consists of operations in Europe, the Middle East and Asia, which provide corrosion control products and services to customers in the petroleum, utility, industrial, marine and offshore markets, as well as to governmental entities in connection with their infrastructure assets. This segment had included our Australian subsidiary until it became subject to voluntary administration.

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

         Our products and services in the Middle East, Asia, Europe and South America are marketed by our sales personnel, as well as by independent, locally-based sales representatives. These independent sales representatives are used to supplement the efforts of our direct sales force and to market our products and services to other regions of the world. The independent sales representatives earn commissions on sales that vary by product and service type. Certain products, including rectifiers and corrosion monitoring equipment, are marketed through networks of both domestic and international distributors.

SOURCES AND AVAILABILITY OF RAW MATERIALS
         We assemble certain components of cathodic protection systems, which include aluminum, zinc, magnesium and other metallic anodes. We do not believe that we are dependent upon any single outside vendor as a source of supply and we believe that sufficient alternative sources of supply for the same, similar or alternative products are available.

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

FOREIGN OPERATIONS
         The Company's foreign operations are subject to the usual risks of operating in foreign jurisdictions. They include, but are not limited to, exchange controls, currency restrictions and fluctuations, changes in local economics and changes in political conditions.

CUSTOMERS
         Sales are made to a broad range of customers. We do not believe that the loss of any one customer would have a materially adverse effect on our business.

         We sell products and services to the U.S. government and agencies and municipalities thereof, including the U.S. Navy. Our contracts with the U.S. government contain standard provisions permitting the government to terminate these contracts without cause. In the event of termination, we are entitled to receive reimbursement on the basis of the work completed (cost plus a reasonable profit). These contracts are also subject to renegotiation of profits. In addition, government procurement programs are subject to budget cutbacks and policy changes that could impact the revenue for, or alter the demand for, our products or services. Accordingly, our future sales to the government are subject to these budgetary and policy changes.

BACKLOG
         We estimate that a substantial portion of our backlog of orders at March 31, 2002 will be filled during fiscal 2003.

COMPETITIVE CONDITIONS
         Within the corrosion control market, we face competition from a large number of domestic and international companies, all of which we believe are considerably smaller than Corrpro. Only a few of these competitors offer a broad range of corrosion control engineering services, systems and products and we do not believe that any of our competitors offer the comprehensive range of products and services that we provide. In the service area, we compete principally on the basis of quality, technical expertise and capabilities and customer service, although price is a consideration, particularly when we are providing construction and installation services. In the product area, we typically compete on the basis of quality, service and price.

RESEARCH AND DEVELOPMENT
         Our engineering and product development activities are primarily directed toward designing new products and services to meet customers' specific requirements.

GOVERNMENT REGULATIONS
         We believe that our current operations and our current use of property, plant and equipment conform in all material respects to applicable laws and regulations. Other than as disclosed under "Item 3 - Legal Proceedings", we have not experienced, nor do we anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations.

EMPLOYEES
         As of March 31, 2002, we had 1,283 employees, 513 of whom were located outside the United States and 91 of whom were employed by our Australian Subsidiary.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD LOOKING INFORMATION
         This document includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's expectations and beliefs concerning future events and discuss, among other things, anticipated future performance and revenues, expected growth and future business plans. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" or variations of such words and similar expressions are intended to identify such forward-looking statements. We believe that the following factors, among others, could affect our future performance or the price and liquidity of our Common Shares and cause our actual results to differ materially from those results expressed or implied by forward-looking statements: the ultimate outcome of the Audit Committee's investigation of accounting irregularities; the ultimate outcome of the SEC's inquiry and the Australian Securities and Investment Commission's investigation of accounting irregularities; the results of the financial statement restatement process and the audit of any anticipated restatement of the Company's financial statements as a result of accounting irregularities; the impact of any litigation or regulatory process related to the financial statement restatement process including the class action litigation already filed; the Company's ability to extend, amend or refinance its existing debt, including the availability to the Company of external sources of financing and capital (the failure to receive such financing would have a material adverse effect on the Company's results of operations and financial condition and ability to operate as a going concern) and the terms and timing thereof; the Company's mix of products and services; the timing of jobs;
the availability and value of larger jobs; qualification requirements and termination provisions relating to government jobs; the impact of inclement weather on the Company's operations; the impact of energy prices on the Company's and its customers' businesses; adverse developments in pending litigation or regulatory matters; the impact of existing, new or changed regulatory initiatives; the Company's ability to satisfy the listing requirements of the AMEX or any other national exchange on which its shares are or will be listed or otherwise provide a trading venue for its shares;
and the impact of changing global, political and economic conditions.
In addition, any forward-looking statement speaks only as of the date on which such statement is made and we do not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

OUR ABILITY TO OBTAIN EXTENSIONS, AMENDMENTS AND WAIVERS UNDER OUR DEBT AGREEMENTS AND AVAILABILITY OF ADDITIONAL SOURCES OF FINANCING AND CAPITAL. We had earlier announced that, as a result of matters related to the accounting irregularities discussed above, we are not in compliance with the provisions, including certain financial covenants, of our existing senior secured credit agreement and senior note facility. The remedies available to these lenders upon default by us, including acceleration of principal, could have a material adverse impact on our liquidity, our financial position or our ability to operate as a going concern. We have continued to make scheduled interest payments on such senior debt; however, we have not made scheduled monthly principal payments that were due since April 2002 on the senior note facility. We are continuing to hold discussions with our bank group and the holder of our senior notes concerning our non-compliance and our plans for operational changes and debt reduction. If we are unable to satisfactorily resolve these lender negotiations and/or access other sources of capital on a timely basis (as to which we can provide no assurance), it would have a material adverse effect on our liquidity and financial condition and could result in our inability to operate as a going concern. If we are unable to operate as a going concern, we may file, or be forced to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

OUR REPUTATION AND FINANCIAL CONDITION COULD BE AFFECTED BY THE SECURITIES LITIGATION AND RELATED INVESTIGATIONS AND/OR A RESTATEMENT OF FINANCIAL STATEMENTS. On March 20, 2002, we first announced that we had become aware of accounting irregularities caused by apparent internal misconduct in our Australian subsidiary and that, to the extent that the accounting irregularities materially affect previously filed financial statements, we expected that we would have to restate our audited financial statements for our fiscal year which ended March 31, 2001 as well as unaudited financial information for the first nine months through December 31, 2001 of our fiscal year ended March 31, 2002, as previously released. In addition, we will be required to take a charge to earnings for our loss on investment related to the subsidiary, including certain intercompany balances. This charge will be taken in the Company's fiscal fourth quarter ended March 31, 2002. Subsequent to this announcement, one purported class action lawsuit has been filed against us and certain of our current and former directors and officers, asserting claims under the federal securities laws. In addition to significant expenditures we may have to make to defend ourselves in these actions and the related significant financial penalties that might be imposed on us if the plaintiffs prevail in these actions, the publicity surrounding the litigation and the SEC inquiry of these matters could affect our reputation with our customers and suppliers and have an impact on our financial condition.

ADVERSE DEVELOPMENTS IN PENDING LITIGATION OR REGULATORY MATTERS. From time to time, we are involved in litigation and regulatory proceedings, including those disclosed in "Item 3 - Legal Proceedings" of this annual report and in our other periodic reports filed with the Securities and Exchange Commission. There are always significant uncertainties involved in litigation and regulatory proceedings. As to current matters in litigation, we believe that our positions and defenses are meritorious. However, the litigation process involves unpredictability and we cannot guarantee the result of any action. Regulatory compliance is often complex and subject to variation and unexpected changes, including changing interpretations and enforcement agendas affecting the regulatory community. We may need to expend significant financial resources in connection with legal and regulatory procedures and our management may be required to divert attention from other portions of our business. If, as a result of any proceeding, a judgment is rendered, decree is entered or administrative action is taken against us or our customers, it may materially and adversely affect our business, financial condition and results of operations.

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

THE AVAILABILITY AND VALUE OF LARGER JOBS CAN IMPACT OUR PROFITABILITY. While the majority of our jobs are relatively small, we can have a number of individual contracts in excess of $1 million in progress at any particular time. These larger contracts typically generate more gross profit dollars than our average size jobs. Therefore, the absence of larger jobs, which can result from a number of factors, including market conditions, can have a negative impact on our operating results.

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

ITEM 2.  PROPERTIES

         As of March 31, 2002, we owned eight of our locations. In addition, over sixty locations were leased from unrelated third parties. Certain property locations may contain multiple operations, such as an office and warehouse facility. Owned and leased facilities with greater than 5,000 square feet are listed below.

Location                            Segment                   Description                                 Owned/Leased
--------                            -------                   -----------                                 ------------
Bakersfield, California             Domestic Core             Office and Warehouse Facility                     Leased
Belle Chasse, Louisiana             Domestic Core             Office and Warehouse Facility                     Leased
Brampton, Ontario                   Canadian Ops.             Office and Warehouse Facility                     Leased
Brisbane, Australia                 International             Office and Warehouse Facility                     Leased
Conyers, Georgia                    Domestic Core             Office and Warehouse Facility                     Leased
Dammam, Saudi Arabia                International             Production and Warehouse Facility                 Leased
Dorval, Quebec                      Canadian Ops.             Office and Warehouse Facility                     Leased
Durley, Southampton, UK             International             Office and Warehouse Facility                     Leased
Edmonton, Alberta                   Canadian Ops.             Office, Production and Warehouse Facility          Owned
Nisku, Alberta                      Domestic Core             Office and Warehouse Facility                      Owned
Estevan, Saskatchewan               Canadian Ops.             Office and Warehouse Facility                      Owned
Glendale, Arizona                   Domestic Core             Office and Warehouse Facility                     Leased
Houston, Texas                      Domestic Core             Office and Warehouse Facility                     Leased
Jakarta, Indonesia                  International             Office and Warehouse Facility                     Leased
Medina, Ohio                        Corporate                 Corporate Headquarters                             Owned
Medina, Ohio                        Domestic Core             Office and Warehouse Facility                      Owned
Melbourne, Australia                International             Office and Warehouse Facility                     Leased
Ocean City, New Jersey              Domestic Core             Office Facility                                   Leased
Perth, Australia                    International             Office and Warehouse Facility                     Leased
San Leandro, California             Domestic Core             Office, Production and Warehouse Facility         Leased
Sand Springs, Oklahoma              Domestic Core             Office, Production and Warehouse Facility         Leased
Santa Fe Springs, California        Domestic Core             Office, Production and Warehouse Facility         Leased
                                    and Other
Schaumburg, Illinois                Domestic Core             Office and Warehouse Facility                      Owned
Sharjah, UAE                        International             Office and Production Facility                    Leased
Singapore                           International             Office Facility                                   Leased
Stockton-on-Tees, UK                International             Office, Production and Warehouse Facility          Owned
Sydney, Australia                   International             Office and Warehouse Facility                     Leased
West Chester, Pennsylvania          Domestic Core             Office and Warehouse Facility                     Leased

         We consider the properties owned or leased by us to be generally sufficient to meet our requirements for office, production and warehouse space. We do not consider any one of our properties to be significant, since we believe that if it becomes necessary or desirable to relocate any of our office, production and warehouse facilities, other suitable properties could be found. Our owned properties are subject to mortgages or other security interests under our senior secured credit agreement and senior note facility and other bank credit arrangements. OUR AUSTRALIAN OPERATION IS LEASED SUBJECT TO VOLUNTARY ADMINISTRATION PROCEEDINGS.

ITEM 3.  LEGAL PROCEEDINGS

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

         As a result of these proceedings, the MDEQ's administrative decision finding that certain of our assessment methodologies were not approved in full was upheld, but the MDEQ was found not to have jurisdiction to enforce its decision against us. We have recently been informed by the MDEQ that it plans to send underground storage tank owners or operators who may have relied on our method of assessment a notice informing them that certain of such owners and operators' tanks may not have been eligible to upgrade with cathodic protection alone, that such owners and operators are to provide evidence that they have conducted state required tank tightness testing, and certain of such tanks may have to be internally inspected. Depending on the results of the tests and inspections, MDEQ then may order the owners and operators to cease using the tanks and remove them from the ground. There can be no assurance that the MDEQ will not take further action against underground storage tank owners or operators, nor can there be any assurance that those owners or operators would not take action against us.

         During fiscal 2001, the Company discovered that a former employee used an incorrect assessment standard in connection with the evaluation of whether certain underground storage tanks located at as many as 67 sites were eligible for upgrade using cathodic protection. Such evaluations were done using one of the approved assessment methodologies. The tanks at these sites, which are located in five states, were subsequently upgraded using cathodic protection which arrests corrosion. These tanks are also subject to ongoing leak detection requirements. Based on the Company's review of available information and governmental records, the Company believes that there have not been any releases from the affected tanks as a result of the actions of the former employee. The Company has contacted, and in October and November 2000 met with, officials from the EPA and officials from the corresponding environmental protection agencies of the five states involved to discuss this matter. It is the Company's understanding that none of the states or the EPA intend to take any enforcement action as a result of the use of the inaccurate standard by the former employee. The Company is currently working with the states and the EPA to develop and implement field investigation procedures to assess the current status of the affected sites. Based on currently available information, the Company does not believe that the cost of field investigation procedures for this matter will have a material effect on the future operations, financial position or cash flows of the Company.

         The Company is a defendant in a purported class action suit filed on June 24, 2002, in the United States District Court, Northern District of Ohio, Eastern Division by Russell J. Stambaugh. The complaint also names certain former and current officers and a director of the Company. The Complaint was purportedly filed on behalf of all persons who purchased Corrpro Common Shares during the period April 1, 2000 through March 20, 2002 and alleges violations of the federal securities laws resulting in artificially inflated prices of the Company's Common Shares during the class period. The complaint relates to the Company's announcement that it had discovered accounting irregularities caused by apparent internal misconduct in its Australian subsidiary. The plaintiff seeks a declaration declaring the action to be a proper class action and certifying plaintiff as class representative. The plaintiff also seeks unspecified compensatory damages, fees and expenses.

         Company management discovered accounting irregularities at the Australian subsidiary in early 2002 and upon discovery immediately began an internal investigation, which has been conducted under the direction of the Audit Committee of its Board of Directors. The Australian Securities and Investments Commission has commenced an independent investigation of the accounting irregularities. Corrpro voluntarily disclosed this matter to the SEC, which is also conducting an inquiry. Corrpro is cooperating with both commissions.

         The Company is subject to other legal proceedings and claims which arise in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2002.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the names of all executive officers of the Company as of March 31, 2002 and certain other information relating to their position held with the Company and other business experience.

EXECUTIVE OFFICER              AGE           RECENT BUSINESS EXPERIENCE
-----------------              ---           --------------------------
Joseph W. Rog                  62            Chairman of the Board of Directors since
                                             June 1993 and Chief Executive Officer
                                             since the Company's formation in 1984.
                                             President of the Company since June 1995
                                             and from January 1984 to June 1993.

Michael K. Baach               47            Executive Vice President since April 1993
                                             and Senior Vice President from 1992 until
                                             April 1993. Prior to that, Mr. Baach was
                                             Vice President of Sales and Marketing since
                                             the Company's formation in 1984.

George A. Gehring, Jr.         58            Executive Vice President since April 1993
                                             and Senior Vice President from 1991 until
                                             April 1993. Prior to that, Mr. Gehring
                                             served as President of Ocean City Research
                                             Corporation, a wholly-owned subsidiary of
                                             the Company, since 1987.

David H. Kroon                 52            Executive Vice President since April 1993
                                             and Senior Vice President from the Company's
                                             formation in 1984 to April 1993.

Barry W. Schadeck              51            Executive Vice President since June 1995
                                             and President of Corrpro Canada, Inc., a
                                             wholly-owned subsidiary of the Company,
                                             since its formation in May 1994. Prior to
                                             that, Mr. Schadeck served as President since
                                             April 1993 and Chief Financial Officer since
                                             1979 of Commonwealth Seager Group, a
                                             wholly-owned subsidiary of the Company,
                                             since 1993.

Michael R. Tighe               51            Executive Vice President since July 1999.
                                             Senior Vice President from January 1994
                                             until July 1999. Prior to that, Mr. Tighe
                                             was President and General Manager of Elgard
                                             Corporation, an anode manufacturer.

Ted Bojanowski                 45            Senior Vice President, Marketing and Strategic
                                             Planning since December 1999. Prior to that,
                                             Mr. Bojanowski spent 18 years with Coltec
                                             Industries, an industrial manufacturing firm
                                             servicing the oil, gas and energy markets,
                                             in sales, marketing and operational roles of
                                             increasing responsibility. His most recent
                                             position was Senior Vice President of
                                             Marketing and Sales for Coltec's Garlock
                                             Sealing Technologies, Inc. subsidiary.

Robert M. Sloan                46            Senior Vice President and Chief Financial
                                             Officer since March 2002. Prior to that,
                                             Mr. Sloan served six years as Vice President for
                                             Blue Coral Slick 50, a manufacturer and marketer
                                             of automotive appearance and additive and a
                                             subsidiary of Pennzoil-Quaker State Corporation.
                                             Mr. Sloan also served for three years as Vice
                                             President of Finance for a subsidiary of Park
                                             Corporation, a manufacturer of machinery and
                                             components for the steel and energy-related
                                             industries and 11 years with Arthur Andersen.


Robert M. Mayer                39            Vice President and Corporate
                                             Controller since August 2000 and
                                             Assistant Treasurer since January
                                             2002. Assistant Corporate
                                             Controller from January 1998 until
                                             August 2000. Prior to that, Mr.
                                             Mayer was with Premier Farnell PLC,
                                             an industrial distributor of
                                             electronic components, most
                                             recently as Director of Finance.
                                             Mr. Mayer had prior experience with
                                             Ernst & Young, where he was an
                                             Audit Manager.

John D. Moran                  44            General Counsel since December
                                             1996, Secretary since January 2002,
                                             Senior Vice President since July
                                             2000, Assistant Secretary from
                                             December 1996 to January 2002 and
                                             Vice President from October 1998
                                             until July 2000. Prior to that, Mr.
                                             Moran was in-house counsel for
                                             Sealy Corporation, a mattress
                                             manufacturer, for 10 years and
                                             served as Secretary. Mr. Moran also
                                             has prior experience with Grant
                                             Thornton.


                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

PRICE RANGE OF COMMON SHARES

         Our Common Shares are listed on the American Stock Exchange ("AMEX") under the symbol "CO." Prior to February 13, 2002, our Common Shares were listed on the New York Stock Exchange ("NYSE") under the symbol "CO."

         The following table sets forth the high and low sale prices for the Common Shares on the AMEX and NYSE for the fiscal periods indicated.

                                  FISCAL 2002                  FISCAL 2001
                                  -----------                  ----------
                              HIGH            LOW           HIGH            LOW
                              ----            ---           ----            ---
First Quarter                $ 3.95         $ 1.20         $ 4.88         $ 3.06
Second Quarter                 2.90           1.80           4.38           3.12
Third Quarter                  2.80           1.50           4.12           2.81
Fourth Quarter                 3.15           1.01           3.12           1.57


HOLDERS OF RECORD

         On July 5, 2002, there were 222 holders of record of our Common Shares.

DIVIDENDS

         We have not paid any cash dividends on our Common Shares. We currently anticipate that we will retain all future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Provisions within our senior secured credit agreement and senior notes facility limit our ability to pay cash dividends.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of March 31, 2002.


                   EQUITY COMPENSATION PLAN INFORMATION TABLE

                                                   NUMBER OF SECURITIES TO        WEIGHTED-AVERAGE          NUMBER OF SECURITIES
                                                   BE ISSUED UPON EXERCISE        EXERCISE PRICE OF        REMAINING AVAILABLE FOR
                                                   OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,        ISSUANCE UNDER EQUITY
                  PLAN CATEGORY                     WARRANTS AND RIGHTS         WARRANTS AND RIGHTS          COMPENSATION PLANS
                  -------------                     -------------------         -------------------          ------------------
 Equity compensation plans approved by                         1,303,381                    $3.7013                      344,858
 shareholders

 Equity compensation plans not approved by                             0                          0                            0
 shareholders
                                                               1,303,381                    $3.0713                      344,858
 Total

ITEM 6.  SELECTED FINANCIAL DATA

         To be filed by amendment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         To be filed by amendment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         To be filed by amendment.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         To be filed by amendment.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information appearing under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive proxy statement to be used in connection with the 2002 Annual Meeting of Shareholders ( the "2002 Proxy Statement") is incorporated herein by reference. Information regarding executive officers of the registrant is set forth in Part I, Item 4A of this form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to "Election of Directors," "Executive Compensation and Other Information" and "Compensation Committee Interlocks and Insider Participation" in the 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding the Company's equity compensation plans is set forth in Part II, Item 5 of this Form 10-K. The additional information required by this item is incorporated herein by reference to "Corrpro Share Ownership" in the 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to "Compensation Committee Interlocks and Insider Participation" in the 2002 Proxy Statement.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) (1) The following consolidated financial statements are included in
Part II, Item 8:

              To be filed by amendment.

      (a) (2) Financial Statement Schedules:

              To be filed by amendment.

      (a) (3) INDEX TO EXHIBITS:

EXHIBIT
  NO.             EXHIBIT
  ---             -------
3.1      Amended and Restated Articles of Incorporation of the Company. (1)

3.2      Amended and Restated Code of Regulations of the Company. (2)

4.1      Specimen certificate for the Common Shares. (3)

4.2 Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems, Inc. and the Lenders Party thereto. Other long-term debt agreements of the Company, except for Note Purchase Agreement, are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Company will furnish copies of any such agreements to the Securities and Exchange Commission upon its request. (4)

4.3 First Amendment to Credit Agreement dated October 19, 2000 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems, Inc. and the Lenders Party thereto. (12)

  4.4 Letter Agreement dated October 19, 2000 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems, Inc. and the Lenders Party thereto. (12)

  4.5 Second Amendment to Credit Agreement dated as of June 29, 2001 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems, Inc. and the Lenders Party thereto. (12)

  4.6 Third Amendment to Credit Agreement dated as of August 10, 2001 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems, Inc. and the Lenders Party thereto. (13)

  4.7 Fourth Amendment to Credit Agreement dated as of November 12, 2001 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems, Inc. and the Lenders Party thereto. (14)

  4.8 Fifth Amendment to Credit Agreement dated as of February 11, 2002 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems, Inc. and the Lenders Party thereto. (15)

  4.9 Corrpro Companies Inc. 2001 Non-Employee Directors' Stock Appreciation Rights Plan and form of Award Agreement.

 4.10 Note Purchase Agreement dated as of January 21, 1998 by and among the Company and the Purchaser herein. (5)

 4.11 Rights Agreement dated as of July 23, 1997 between the Company and Fifth Third Bank, successor Rights Agent. (6)

 4.12 Amendment dated June 9, 2000 to Note Purchase Agreement dated January 21, 1998. (4)

 4.13 Amendment dated October 18, 2000 to Note Purchase Agreement dated January 21, 1998. (12)

 4.14 Letter Agreement dated October 18, 2000 by and between The Prudential Insurance Company of America and the Company relating to the Note Purchase Agreement dated as of January 21, 1998. (12)

 4.15 Amendment dated as of June 29, 2001 by and between The Prudential Insurance Company of America and the Company relating to the Note Purchase Agreement dated as of January 21, 1998. (12)

*4.16    1997 Long-Term Incentive Plan of Corrpro Companies, Inc. (7)

*4.17    Amendment to 1997 Long-Term Incentive Plan of Corrpro Companies, Inc.
         (8)

*4.18    1997 Non-Employee Directors' Stock Option Plan. (7)

 4.19    Corrpro Companies, Inc. Employee Stock Purchase Plan. (9)

*4.20    December 2000 Stock Option Agreement Surrender form. (12)

*10.1 Form of Indemnification Agreement for Officers and Directors of the Company. (10)

 10.2 Consulting Agreement dated April 1, 1997 by and between Commonwealth Seager Holdings Ltd. and Corrtech Consulting Group. (11)

*10.3 Employment Agreement effective November 2, 2000 by and between the Company and Joseph W. Rog. (12)

*10.4 Form of Executive Officer Employment Agreement by and between the Company and certain executive officers and schedule thereto. (10)

*10.5 Stock Option Agreement dated as of June 15, 1992 and November 15, 1992 by and between the Company and C. Richard Lynham, Michael K. Baach, George A. Gehring, Jr., David H. Kroon, and Joseph W. Rog. (3)

*10.6    Company Incentive Option Plan as amended. (3)

*10.7    Company Deferred Compensation Plan. (12)

*10.8 Consulting Agreement dated January 26, 2001 by and between the Company and Neal R. Restivo. (12)

*10.9 Form of Change in Control Agreement entered into between the Company and certain of its executive officers and schedule thereto. (10)

23.1     Consent of KPMG LLP (16)

21.1     Subsidiaries of the Company. (4)

99.1     Press Release, dated March 20, 2002.

99.2     Press Release, dated June 13, 2002.

99.3     Press Release, dated July 2, 2002.

----------

* Management contract or compensatory plan or arrangement identified pursuant to Item 14(a)(3) of this Annual Report on Form 10-K.

(1) A copy of this exhibit filed as Exhibit 3.1 to the Company's Report on Form 10-Q for the quarterly period ended December 31, 1998 is incorporated herein by reference.

(2) A copy of this exhibit filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No. 33-74814) is incorporated herein by reference.

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

(6) A copy of this exhibit filed as Exhibit 1.1 to the Company's Registration Statement on Form 8-A filed August 7, 1997 is incorporated herein by reference.

(7) Copies of the exhibits to which this footnote applies were filed, respectively, as Exhibits 4.4 (1997 Long-Term Inventive Plan) and 4.5 (1997 Non-Employee Directors' Stock Option Plan) to the Company's Registration Statement on Form S-8 filed October 24, 1997 (SEC File No. 333-38767), and are hereby incorporated by reference.

(8) A copy of this exhibit filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed January 19, 2000 (SEC File No. 333-94989) is incorporated herein by reference.

(9) A copy of this exhibit contained in Corrpro's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 16, 1999 is incorporated herein by reference.

(10) Copies of the exhibits to which this footnote applies were filed, respectively, as Exhibits 10.2 (Change in Control Agreement) and 10.3 (Indemnification Agreement) to the Company's report on Form 10-Q for the quarterly period ended December 31, 2000, and are hereby incorporated by reference.

(11) A copy of this exhibit filed as Exhibit 10.2 to the Company's report on Form 10-K for the period ended March 31, 1998 is hereby incorporated by reference.

(12) Copies of the exhibits filed to which this footnote applies were filed, respectively, as Exhibits 4.3 (First Amendment to Credit Agreement),
         4.4 (Letter Agreement), 4.5 (Second Amendment to Credit Agreement),
         4.9 (Amendment to Note Purchase Agreement), 4.10 (Letter Agreement),
         10.3 (Employment Agreement), 10.7 (Deferred Compensation Plan) and
         10.8 (Consulting Agreement) to the Company's report on Form 10-K for the period ended March 31, 2001 is hereby incorporated by reference.

(13) A copy of this exhibit was filed as Exhibit 4.3 to the Company's report on Form 10-Q for the quarterly period ended June 30, 2001 and is incorporated herein by reference.

(14) A copy of this exhibit was filed as Exhibit 4.2 to the Company's report on Form 10-Q for the quarterly period ended September 30, 2001 and is incorporated herein by reference.

(15) A copy of this exhibit was filed as Exhibit 4.2 to the Company's report on Form 10-Q for the quarterly period ended December 31, 2001 and is incorporated herein by reference.

(16)     To be filed by amendment

         (b) REPORTS ON FORM 8-K:

             During the quarter ended March 31, 2002, the Company filed one current report on Form 8-K. A current report on Form 8-K, dated March 20, 2002, furnished a press release pursuant to Regulation FD.

         (c) EXHIBITS

             See "Index to Exhibits" at Item 14(a) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CORRPRO COMPANIES, INC.

July 16, 2002                        By:  /s/ Joseph W. Rog
                                          --------------------------------------
                                          Joseph W. Rog
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 16, 2002                             /s/ Joseph W. Rog
                                          --------------------------------------
                                          Joseph W. Rog
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

July 16, 2002                             /s/ Robert M. Sloan
                                          --------------------------------------
                                          Robert M. Sloan
                                          Executive Vice President,
                                          Chief Financial Officer,
                                          (Principal Financial and
                                          Accounting Officer)

July 16, 2002                             /s/ Michael K. Baach
                                          --------------------------------------
                                          Michael K. Baach, Director

July 16, 2002
                                          --------------------------------------
                                          David H. Kroon, Director

July 16, 2002                             /s/ C. Richard Lynham
                                          --------------------------------------
                                          C. Richard Lynham, Director

July 16, 2002
                                          --------------------------------------
                                          Neal R. Restivo, Director

July 16, 2002                             /s/ Warren F. Rogers
                                          --------------------------------------
                                          Warren F. Rogers, Director

July 16, 2002                             /s/ Harry W. Millis
                                          --------------------------------------
                                          Harry W. Millis, Director