Form 10-K/A
period 2002-03-31
CORRPRO COMPANIES INC /OH/
filed 2002-08-09
CIK 907072

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

    COMMON SHARES WITHOUT PAR VALUE                          NONE
           (TITLE OF CLASS)                            (TITLE OF CLASS)

                             AMERICAN STOCK EXCHANGE
                   (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

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

      The aggregate market value of Common Shares held by nonaffiliates of the Registrant was approximately $7,775,555 at July 5, 2002. (The aggregate market value has been computed using the closing market price of the stock as reported by the American Stock Exchange on July 5, 2002.) For purposes of this calculation, the Registrant deems the Common Shares held by its Directors, executive officers and holders of 10% or more of its Common Shares to be Common Shares held by affiliates.

                                    8,350,987
            (Number of Common Shares outstanding as of July 5, 2002.)

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain documents are incorporated from prior filings (see Part IV of this Annual Report on Form 10-K).

================================================================================

                                INTRODUCTORY NOTE

      This Amendment No. 1 to the Company's Annual Report on Form 10-K is being filed to file Items 6, 7, 7A and 8 of its Annual Report on Form 10-K and certain portions of other items to the Form 10-K and to report Part III information in lieu of the incorporation of such information by reference to the Company's definitive proxy material for its 2002 Annual Meeting of Shareholders. The remainder of the document remains as previously filed, except where updated as appropriate.

      Due to the accounting irregularities associated with the Company's Australian subsidiary discussed in more detail below (see "Item 1 - Business - Recent Developments"), the Company is, by means of this filing, restating its previously issued audited financial statements for the fiscal year ended March 31, 2001. See Note 2, Restatement of Consolidated Financial Statements, Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. Unaudited quarterly financial information for the first nine months through December 31, 2001 of its fiscal year ended March 31, 2002 and all four quarters of its fiscal year ended March 31, 2001, as shown in Note 12, Restated Quarterly Financial Information (Unaudited), Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, is also being restated by means of this filing.

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Corrpro Companies, Inc. was founded in 1984 and is organized under the laws of the State of Ohio. As used in this report, the terms "Corrpro" and the "Company" mean Corrpro Companies, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

RECENT DEVELOPMENTS

      On March 20, 2002, the Company announced that it had discovered accounting irregularities caused by apparent internal misconduct in its Australian subsidiary. The accounting irregularities involved the overstatement of revenues and understatement of expenses by the Australian subsidiary. The irregularities were discovered by Corrpro management in connection with an internal review of the subsidiary's working capital management practices and cash flow problems inconsistent with the subsidiary's reported results. Upon discovering the irregularities, the Company immediately began an internal investigation conducted under the direction of the Audit Committee of its Board of Directors. The Audit Committee subsequently retained special counsel in connection with the investigation and retained the forensic investigation unit of the accounting firm, Deloitte Touche Tohmatsu.

      The Company also announced in March 2002 that its Australian subsidiary was in the process of appointing an administrator and commencing voluntary administration proceedings, a process under Australian law providing relief from creditors of Australian companies. Following the appointment, the Company recorded a charge to earnings in the fiscal fourth quarter ended March 31, 2002 for its loss on investment related to the subsidiary. The Company also stated that, to the extent that the accounting irregularities materially affect previously filed financial statements, the Company expected that it would have to restate its audited financial statements for its fiscal year which ended March 31, 2001 as well as unaudited financial information for the first nine months through December 31, 2001 of its fiscal year ended March 31, 2002, as previously released. Accordingly, the financial statements for affected periods and accompanying auditor's report should no longer be relied upon.

      On June 13, 2002, the Company announced that the Australian Securities and Investments Commission ("ASIC") had commenced an independent investigation of the accounting irregularities. The Company also had voluntarily disclosed this matter to the United States Securities and Exchange Commission ("SEC"), which commenced an informal inquiry. The ASIC investigation and the SEC inquiry, which is now a formal inquiry, both continue to be ongoing and the Company has been and intends to continue cooperating with both commissions. See "Item 3 - Legal Proceedings." The Company also announced that the creditors of the Australian subsidiary effective in May 2002 had approved an arrangement under voluntary administration proceedings.

      The Company also has announced that, as a result of the matters discussed above, the Company is not in compliance with the provisions, including certain financial covenants, of its existing senior secured credit agreement and its senior note facility. The remedies available to these lenders upon default by the Company, including acceleration of principal, would have a material adverse impact on the Company's liquidity, its financial position and its ability to operate as a going concern. The Company has continued to make scheduled monthly interest payments on such senior debt; however, it has not made scheduled principal payments that were due since April 2002 on the senior note facility. The Company is continuing to hold discussions with its bank group and the holder of its senior notes concerning the Company's non-compliance, operational changes and debt reduction. If the Company is unable to satisfactorily resolve these lender negotiations and/or access other sources of capital on a timely basis, it would have a material adverse effect on the Company's liquidity and financial condition and could result in the Company's inability to operate as a going concern. If the Company is unable to operate as a going concern, it may have no alternative but to file bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

      Subsequent to the announcement of the investigation of the accounting irregularities at the Australian subsidiary, a purported class action lawsuit has been filed against the Company and certain of its current and former directors and officers. See "Item 3 - Legal Proceedings."

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

      The Company is, by means of this filing, restating its previously issued audited financial statements for the fiscal year ended March 31, 2001. See Note 2, Restatement of Consolidated Financial Statements, Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. Unaudited quarterly financial information for the first three quarters of the fiscal year ended March 31, 2002 and all four quarters of its fiscal year ended March 31, 2001, as shown in Note 12, Restated Quarterly Financial Information (Unaudited), Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, is also being restated by means of this filing.

      The effect of the Company's revisions will be to increase the Company's loss and basic and diluted loss per share, respectively, from $4.7 million and $0.61 to $8.3 million and $1.07 for the fiscal year ended March 31, 2001. Consolidated stockholders' equity as of March 31, 2001 decreased by approximately $3.8 million from amounts previously reported.

      Unless otherwise expressly stated, all financial information in this Annual Report on Form 10-K is presented inclusive of these revisions.

OPERATIONS OF AUSTRALIAN SUBSIDIARY

      The Australian companies appointed an administrator and commenced voluntary administration proceedings at March 21, 2002, a process under Australian law providing relief from creditors of Australian companies. Following the appointment, the Company no longer controlled the Australian subsidiary and recorded a charge to earnings of approximately $2.5 million in the fiscal fourth quarter ended March 31, 2002 for its loss on investment related to the subsidiary. The results of operations of the subsidiary are included in the Company's Consolidated Statements of Operations through March 31, 2002. The assets and liabilities of the subsidiary are not included in the Consolidated Balance Sheet of the Company as of March 31, 2002, as the Company has written off its investment in the subsidiary. Thereafter, results from the subsidiary are not includable in the Company's consolidated financial statements. See Note 14, Corrpro Companies Australia, Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

      In addition to cathodic protection, our corrosion control services include corrosion engineering, material selection, inspection services, advanced corrosion research and testing and corrosion monitoring (including remote monitoring). Remote monitoring is a technology we acquired in September 1999. In order for cathodic protection to be most effective, the system must run continuously. To ensure that this is happening, the cathodic protection systems need to be monitored on a regular basis. Remote monitoring allows customers to reduce the cost of monitoring and maintaining their cathodic protection systems by eliminating the need to have personnel travel to various sites in order to collect data from the cathodic protection system. Equally significant is the continuous flow (and more frequent updates) of data that remote monitoring can provide. This information allows problems to be identified immediately rather than waiting for the on-site inspection interval. We also sell a variety of materials and equipment including anodes, rectifiers and corrosion monitoring probes used in cathodic protection and corrosion monitoring systems. Corrosion control represented approximately 73%, 81% and 91% of our revenues in fiscal years 2002, 2001 and 2000, respectively.

COATINGS. Corrpro offers a wide variety of coatings-related services designed to provide our customers with longer coatings life, reduced corrosion, improved aesthetics and lower life-cycle costs for their coated structures. Coatings services include research, testing, evaluation and application of coatings. In addition, we provide project management services for coatings maintenance programs, including condition surveys, failure analysis, selection of site surface preparation methods and selection and application of coatings. We also provide specialized coatings application services for structures with aggressive corrosion conditions such as the inside and outside of storage tanks and pipelines. Coatings represented approximately 22%, 15% and 5% of our revenues in fiscal years 2002, 2001 and 2000, respectively.

PIPELINE INTEGRITY AND RISK ASSESSMENT SERVICES. Corrpro offers a comprehensive line of pipeline integrity, risk assessment and inspection services, including assessment, surveys, inspection, analysis, repairs and ongoing maintenance. By offering a wide range of services, we are able to provide pipeline owners with one-stop shopping for the preservation of their pipeline systems. Pipeline integrity and risk assessment services represented approximately 5%, 4% and 4% of our revenues in fiscal years 2002, 2001 and 2000, respectively.

ACQUISITIONS AND DISPOSITIONS

      We have broadened our business capabilities and expanded our geographic presence through a series of acquisitions. We made twenty strategic acquisitions between fiscal 1987 and fiscal 1999. The following table details acquisitions made subsequent to fiscal 1999.

                                                   YEAR
ACQUISITION                                      ACQUIRED
CSI Coatings Systems, Inc.                        FY 2000     Specialty coatings application services
Acquisition of remote monitoring technology       FY 2000     Product line expansion - corrosion monitoring
Borza Inspections Ltd.                            FY 2000     Inspection services - Western Canada
Corrosion and Technical Services, WWL             FY 2000     Geographic expansion - Bahrain

      In fiscal 2001, we ceased certain Mexican foundry operations and disposed of a small, non-core business unit.

SEGMENTS

      We have organized our operations into four business segments: Domestic Core Operations, Canadian Operations, International Operations and Other Operations. Our business segments and a description of the products and services they provide are described below:

DOMESTIC CORE OPERATIONS. Our Domestic Core Operations segment consists of operations that service the United States and Central and South America. Products and services include corrosion control, coatings, pipeline integrity, risk assessment and inspection services. This segment provides corrosion control products and services to a wide-range of customers in a number of industries, including energy, utilities, water and wastewater treatment, chemical and petrochemical, pipelines, defense and municipalities. In addition, this segment provides coatings services to customers in the entertainment, aerospace, transportation, petrochemical and electric power industries, as well as the United States military. Finally, the Domestic Core Operations segment includes a production facility in the United States that assembles and distributes cathodic protection products, such as anodes, primarily to the United States market. Revenues relating to this segment totaled $101.5 million (or 59% of consolidated revenues), $99.7 million (or 61% of consolidated revenues) and $98.7 million (or 59% of consolidated revenues) during fiscal 2002, 2001 and 2000, respectively.

CANADIAN OPERATIONS. Our Canadian Operations segment provides corrosion control, pipeline integrity and inspection services to customers in Canada which are primarily in the oil and gas industry. These customers include pipeline operators and petrochemical plants and refineries. The Canadian Operations segment also includes production facilities that assemble products such as anodes and rectifiers. Revenues relating to this segment totaled $21.3 million (or 12% of consolidated revenues), $24.3 million (or 15% of consolidated revenues) and $26.2 million (or 16% of consolidated revenues) during fiscal 2002, 2001 and 2000, respectively.

INTERNATIONAL OPERATIONS. Our International Operations segment consists of operations in Europe, the Middle East and Asia, which provide corrosion control products and services to customers in the petroleum, utility, industrial, marine and offshore markets, as well as to governmental entities in connection with their infrastructure assets. This segment had included our Australian subsidiary until it became subject to voluntary administration. Revenues relating to this segment (including Australian operations prior to voluntary administration) totaled $37.3 million (or 22% of consolidated revenues), $36.9 million (or 22% of consolidated revenues) and $42.0 million (or 25% of consolidated revenues) during fiscal 2002, 2001 and 2000, respectively.

OTHER OPERATIONS. Our Other Operations segment includes our corrosion monitoring equipment business, which assembles and sells products including corrosion monitoring probes, instrument access fittings and remote monitoring units to customers in the oil and gas and chemical industries. In addition, this segment also includes our risk assessment and analysis software business, which sells or licenses products to customers primarily in the oil and gas industry. Revenues relating to this segment totaled $12.1 million (or 7% of consolidated revenues), $9.0 million (or 6% of consolidated revenues) and $10.8 million (or 6% of consolidated revenues) during fiscal 2002, 2001 and 2000, respectively.

      Further information about our business segments is included in Note 10, Business Segments, Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

CUSTOMERS

      Sales are made to a broad range of customers. During the fiscal year ended March 31, 2002, no one customer accounted for more than 10% of our sales. We do not believe that the loss of any one customer would have a materially adverse effect on our business.

      We sell products and services to the U.S. government and agencies and municipalities thereof, including the U.S. Navy. Sales to these customers accounted for approximately 11%, 8% and 3% of our net sales in fiscal 2002, 2001 and 2000, respectively. Our contracts with the U.S. government contain standard provisions permitting the government to terminate these contracts without cause. In the event of termination, we are entitled to receive reimbursement on the basis of the work completed (cost plus a reasonable profit). These contracts are also subject to renegotiation of profits. In addition, government procurement programs are subject to budget cutbacks and policy changes that could impact the revenue for, or alter the demand for, our products or services. Accordingly, our future sales to the government are subject to these budgetary and policy changes. We have recently not received as many government contract awards as expected. Accordingly, revenues from our coatings services business may experience some decrease in fiscal 2003.

BACKLOG

      Our backlog of unshipped orders was approximately $56 million as of March 31, 2002, $59 million as of March 31, 2001 and $54 million as of March 31, 2000. We estimate that a substantial portion of our backlog of orders at March 31, 2002 will be filled during fiscal 2003.

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

RESEARCH AND DEVELOPMENT

      Our engineering and product development activities are primarily directed toward designing new products and services to meet customers' specific requirements. Product development costs amounted to approximately $0.7 million, $1.0 million and $1.2 million during fiscal years 2002, 2001 and 2000, respectively.

GOVERNMENT REGULATIONS

      We believe that our current operations and our current use of property, plant and equipment conform in all material respects to applicable laws and regulations. Other than as disclosed under "Item 3 - Legal Proceedings", we have not experienced, nor do we anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations impacting our operations.

EMPLOYEES

      As of March 31, 2002, we had 1,283 employees, 513 of whom were located outside the United States and 91 of whom were employed by our Australian subsidiary.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD LOOKING INFORMATION

      This document includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's expectations and beliefs concerning future events and discuss, among other things, anticipated future performance and revenues, expected growth and future business plans. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" or variations of such words and similar expressions are intended to identify such forward-looking statements. We believe that the following factors, among others, could affect our future performance or the price and liquidity of our Common Shares and cause our actual results to differ materially from those results expressed or implied by forward-looking statements: the ultimate outcome of the Audit Committee's investigation of accounting irregularities; the ultimate outcome of the SEC's inquiry and the Australian Securities and Investment Commission's investigation of accounting irregularities; the impact of any litigation or regulatory process related to the financial statement restatement process including the class action litigation already filed; the Company's ability to extend, amend or refinance its existing debt, including the availability to the Company of external sources of financing and capital (the failure to receive such financing would have a material adverse effect on the Company's results of operations and financial condition and ability to operate as a going concern) and the terms and timing thereof; the Company's mix of products and services; the timing of jobs; the availability and value of larger jobs; qualification requirements and termination provisions relating to government jobs; the impact of inclement weather on the

Company's operations; the impact of energy prices on the Company's and its customers' businesses; adverse developments in pending litigation or regulatory matters; the impact of existing, new or changed regulatory initiatives; the Company's ability to satisfy the listing and trading requirements of the AMEX (which, if not satisfied, could result in the suspension of trading or delisting of the Company's shares from the exchange) or any other national exchange on which its shares are or will be listed or otherwise provide a trading venue for its shares; and the impact of changing global, political and economic conditions. In addition, any forward-looking statement speaks only as of the date on which such statement is made and we do not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

OUR ABILITY TO OBTAIN EXTENSIONS, AMENDMENTS AND WAIVERS UNDER OUR DEBT AGREEMENTS AND AVAILABILITY OF ADDITIONAL SOURCES OF FINANCING AND CAPITAL. We had earlier announced that, as a result of matters related to the accounting irregularities discussed above, we are not in compliance with the provisions, including certain financial covenants, of our existing senior secured credit agreement and senior note facility. This noncompliance of our senior secured credit agreement restricts the Company from borrowing any additional funds under our senior secured credit agreement. The remedies available to these lenders upon default by us, including acceleration of principal, would have a material adverse impact on our liquidity, our financial position or our ability to operate as a going concern. We have continued to make scheduled interest payments on such senior debt; however, we have not made scheduled monthly principal payments that were due since April 2002 on the senior note facility. We are continuing to hold discussions with our bank group and the holder of our senior notes concerning our non-compliance and our plans for operational changes and debt reduction. If we are unable to satisfactorily resolve these lender negotiations and/or access other sources of capital on a timely basis (as to which we can provide no assurance), it would have a material adverse effect on our liquidity and financial condition since we have substantially negative working capital and could result in our inability to operate as a going concern. If we are unable to operate as a going concern, we may file, or be forced to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

OUR REPUTATION AND FINANCIAL CONDITION COULD BE AFFECTED BY THE SECURITIES LITIGATION AND RELATED INVESTIGATIONS AND/OR A RESTATEMENT OF FINANCIAL STATEMENTS. On March 20, 2002, we first announced that we had become aware of accounting irregularities caused by apparent internal misconduct in our Australian subsidiary and that, to the extent that the accounting irregularities materially affect previously filed financial statements, we expected that we would have to restate our audited financial statements for our fiscal year which ended March 31, 2001 as well as unaudited financial information for the first nine months through December 31, 2001 of our fiscal year ended March 31, 2002, as previously released. In addition, we recorded a charge to earnings for our loss on investment related to the subsidiary. This charge was taken in the Company's fiscal fourth quarter ended March 31, 2002. Subsequent to this announcement, a purported class action lawsuit has been filed against us and certain of our current and former directors and officers, asserting claims under the federal securities laws. In addition to significant expenditures we may have to make to defend ourselves in these actions and the related significant financial penalties that might be imposed on us if the plaintiffs prevail in these actions, the publicity surrounding the litigation and the SEC inquiry of these matters could affect our reputation with our customers and suppliers and have an impact on our financial condition and results of operations.

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

OUR COMPLIANCE WITH THE LISTING STANDARDS AND REPORTING REQUIREMENTS OF THE STOCK EXCHANGE ON WHICH OUR COMMON SHARES TRADE. We are required by the stock exchange on which we list our Common Shares for trading to maintain certain listing standards and meet certain reporting requirements in order to continue trading and to remain listed on that exchange. If we fail to meet the required listing standards and reporting requirements and cannot within a limited time frame thereafter demonstrate compliance, our Common Shares may not be allowed to trade on the stock exchange, although we would pursue an alternative national trading venue. If this occurs, it may make it more difficult for us to raise funds through the sale of our securities. In addition, it may make it more difficult for an investor to dispose of, or to obtain accurate quotations of, our Common Shares and negatively impact the market price. Our shares recently have been suspended from trading on the American Stock Exchange because, among other reasons, the late filing of this Form 10-K/A. We expect our shares to resume trading on the American Stock Exchange shortly after filing this Form 10-K/A, although there can be no assurance of such resumption of trading.

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

Location                          Segment            Description                                    Owned/Leased
--------                          -------            -----------                                    ------------
Bakersfield, California           Domestic Core      Office and Warehouse Facility                        Leased
Belle Chasse, Louisiana           Domestic Core      Office and Warehouse Facility                        Leased
Brampton, Ontario                 Canadian Ops.      Office and Warehouse Facility                        Leased
Brisbane, Australia(1)            International      Office and Warehouse Facility                        Leased
Conyers, Georgia                  Domestic Core      Office and Warehouse Facility                        Leased
Dammam, Saudi Arabia              International      Production and Warehouse Facility                    Leased
Dorval, Quebec                    Canadian Ops.      Office and Warehouse Facility                        Leased
Durley, Southampton, UK           International      Office and Warehouse Facility                        Leased
Edmonton, Alberta                 Canadian Ops.      Office, Production and Warehouse Facility            Owned
Nisku, Alberta                    Domestic Core      Office and Warehouse Facility                        Owned
Estevan, Saskatchewan             Canadian Ops.      Office and Warehouse Facility                        Owned
Glendale, Arizona                 Domestic Core      Office and Warehouse Facility                        Leased
Houston, Texas                    Domestic Core      Office and Warehouse Facility                        Leased
Jakarta, Indonesia                International      Office and Warehouse Facility                        Leased
Medina, Ohio                      Corporate          Corporate Headquarters                               Owned
Medina, Ohio                      Domestic Core      Office and Warehouse Facility                        Owned
Melbourne, Australia(1)           International      Office and Warehouse Facility                        Leased
Ocean City, New Jersey            Domestic Core      Office Facility                                      Leased
Perth, Australia(1)               International      Office and Warehouse Facility                        Leased
San Leandro, California           Domestic Core      Office, Production and Warehouse Facility            Leased
Sand Springs, Oklahoma            Domestic Core      Office, Production and Warehouse Facility            Leased
Santa Fe Springs, California      Domestic Core      Office, Production and Warehouse Facility            Leased
                                  and Other
Schaumburg, Illinois              Domestic Core      Office and Warehouse Facility                        Owned
Sharjah, UAE                      International      Office and Production Facility                       Leased
Singapore                         International      Office Facility                                      Leased
Stockton-on-Tees, UK              International      Office, Production and Warehouse Facility            Owned
Sydney, Australia(1)              International      Office and Warehouse Facility                        Leased
West Chester, Pennsylvania        Domestic Core      Office and Warehouse Facility                        Leased

    (1) These properties are part of the Australian subsidiary that commenced voluntary administration proceedings on March 21, 2002.

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

      As a result of these proceedings, the MDEQ's administrative decision finding that certain of our assessment methodologies were not approved in full was upheld, but the MDEQ was found not to have jurisdiction to enforce its decision against us. In July 2002, the MDEQ sent certain underground storage tank owners and operators who may have relied on our method of assessment a notice informing them that certain of such owners and operators' tanks were improperly upgraded, that such owners and operators are to provide to MDEQ upon request evidence that they have conducted state required tank tightness testing, and certain of such tanks must be internally inspected. MDEQ also advised that internally inspected tanks that do not satisfy applicable criteria should be taken out-of-service and removed from the ground. There can be no assurance that the MDEQ will not take further action against underground storage tank owners or operators.

      On July 25, 2002, a summons and complaint was issued from the Circuit Court for the County of Ingham, Michigan. The action was commenced by Blogett Oil Company, Inc. and other owners and operators of underground storage tanks systems on behalf of themselves and others similarly situated. The complaint relates to the MDEQ regulatory proceeding described immediately above and names both the Company and MDEQ. The plaintiffs seek an unspecified amount of damages in excess of $25,000 from Corrpro. The plaintiffs also seek injunctive relief prohibiting the MDEQ from declaring that underground storage tanks upgraded by the Company do not meet the current requirement for corrosion protection set forth by law. The Company is unable at this time to make a determination as to whether an adverse outcome is likely and whether an adverse outcome would have a materially adverse affect on its operations or financial condition.

      During fiscal 2001, the Company discovered that a former employee used an incorrect assessment standard in connection with the evaluation of whether certain underground storage tanks located at as many as 67 sites were eligible for upgrade using cathodic protection. Such evaluations were done using one of the approved assessment methodologies. The tanks at these sites, which are located in five states, were subsequently upgraded using cathodic protection which arrests corrosion. These tanks are also subject to ongoing leak detection requirements. Based on the Company's review of available information and governmental records, the Company believes that there have not been any releases from the affected tanks as a result of the actions of the former employee. The Company has contacted, and in October and November 2000 met with, officials from the EPA and officials from the corresponding environmental protection agencies of the five states involved to discuss this matter. It is the Company's understanding that none of the states nor the EPA intend to take any enforcement action as a result of the use of the inaccurate standard by the former employee. The Company is currently working with the states and the EPA to develop and implement field investigation procedures to assess the current status of the affected sites. Based on currently available information, the Company does not believe that the cost of field investigation procedures for this matter will have a material effect on the future operations, financial position or cash flows of the Company.

      The Company is a defendant in a purported class action suit filed on June 24, 2002, in the United States District Court, Northern District of Ohio, Eastern Division by Russell J. Stambaugh. The complaint also names certain former and current officers and a director of the Company. The complaint was purportedly filed on behalf of all persons who purchased Corrpro Common Shares during the period April 1, 2000 through March 20, 2002 and alleges violations of the federal securities laws resulting in artificially inflated prices of the Company's Common Shares during the class period. The complaint relates to the Company's announcement that it had discovered accounting irregularities caused by apparent internal misconduct in its Australian subsidiary. The plaintiff seeks a declaration of the action as a proper class action and certifying plaintiff as class representative. The plaintiff also seeks unspecified compensatory damages, fees and expenses. The Company is unable at this time to make a determination as to whether an adverse outcome is likely and whether an adverse outcome would have a materially adverse affect on its operations or financial condition.

      Company management discovered accounting irregularities at the Australian subsidiary in early calendar 2002 and upon discovery immediately began an internal investigation, which has been conducted under the direction of the Audit Committee of its Board of Directors. The Australian Securities and Investments Commission has commenced an independent investigation of the accounting irregularities. Corrpro voluntarily disclosed this matter to the SEC, which has commenced a formal inquiry. Corrpro is cooperating with both commissions.

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
                                      March 2002.  Prior to that, Mr. Sloan served six years as
                                      Vice President for Blue Coral Slick 50, a manufacturer and marketer of automotive appearance and additive products and a subsidiary of Pennzoil-Quaker State Corporation.  Mr.
                                      Sloan also served for three years as Vice President of
                                      Finance for a subsidiary of Park Corporation and 11 years
                                      with Arthur Andersen.

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
                                      January 2002, Senior Vice President since July 2000,
                                      Assistant Secretary from December 1996 to January 2002 and
                                      Vice President from October 1998 until July 2000.  Prior to that, Mr. Moran was in-house counsel for Sealy Corporation, a bedding manufacturer, for 10 years and served as
                                      Secretary.  Mr. Moran also has prior experience with Grant
                                      Thornton.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

PRICE RANGE OF COMMON SHARES

      Our Common Shares are listed on the American Stock Exchange ("AMEX") under the symbol "CO." Prior to February 13, 2002, our Common Shares were listed on the New York Stock Exchange ("NYSE") under the symbol "CO."

      The following table sets forth the high and low sale prices for the Common Shares on the AMEX and NYSE for the fiscal periods indicated.

                                   FISCAL 2002                   FISCAL 2001
                                   -----------                   -----------
                                HIGH         LOW              HIGH         LOW
                                ----         ---              ----         ---
First Quarter                 $ 3.95       $ 1.20           $ 4.88       $ 3.06
Second Quarter                  2.90         1.80             4.38         3.13
Third Quarter                   2.80         1.50             4.13         2.81
Fourth Quarter                  3.15         1.01             3.13         1.57


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

                   EQUITY COMPENSATION PLAN INFORMATION TABLE

                                                  NUMBER OF SECURITIES TO        WEIGHTED-AVERAGE          NUMBER OF SECURITIES
                                                  BE ISSUED UPON EXERCISE        EXERCISE PRICE OF        REMAINING AVAILABLE FOR
                                                  OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,        ISSUANCE UNDER EQUITY
            PLAN CATEGORY                           WARRANTS AND RIGHTS         WARRANTS AND RIGHTS       COMPENSATION PLANS (1)
            -------------                           -------------------         -------------------       ----------------------
Equity compensation plans approved by
shareholders                                             1,303,381                   $  3.7013                      344,858

Equity compensation plans not approved by
shareholders (2)                                                --                          --                           --
                                                         ---------                   ---------                    ---------

Total                                                    1,303,381                   $  3.7013                      344,858
                                                         =========                   =========                    =========


(1) Includes 34,375 Common Shares available for issuance under the Non-Employee Directors' Stock Option Plan.

(2) Does not include the Company's 2001 Non-Employee Directors' Stock Appreciation Rights Plan which has not been approved by its shareholders. Under this plan, non-employee directors received a one-time grant of vested stock appreciation rights as part of their compensation for serving as directors. The stock appreciation rights entitle each eligible director to be paid in cash, subject to the applicable terms and conditions of the grant, on or after May 17, 2006, the amount of appreciation in the fair market value of 10,000 Common Shares between May 17, 2001 and May 17, 2006. Currently, three such non-employee directors hold such stock appreciation rights. Moreover, this does not include shares authorized for payment of bonuses totaling 25,000 of which 22,500 are still available. Also, this does not include the Company's Employee Stock Purchase Plan, which has been suspended, with authorized shares totaling 375,000 of which 300,068 shares are still available.

ITEM 6. SELECTED FINANCIAL DATA

      The financial data presented below for each of the five years ended March 31 should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. As described in "Item 1 - Business - Recent Developments and - Restatement of Consolidated Financial Statements", the Company has restated its previously issued financial statements for the fiscal year ended March 31, 2001. See Note 2, Restatement of Consolidated Financial Statements, Notes to Consolidated Financial Statements for further information regarding the restatement.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  AS RESTATED
                                                         2002         2001         2000         1999         1998
                                                         ----         ----         ----         ----         ----
STATEMENT OF OPERATIONS DATA:
Revenues                                              $ 172,190    $ 163,937    $ 168,442    $ 171,380    $ 146,581
Operating income (loss) (1)(2)                              394       (1,957)       8,587       17,166       11,117
Interest expense                                          7,352        6,754        5,339        3,777        2,334
                                                      ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes                        (6,958)      (8,711)       3,248       13,389        8,783
Income tax provision (benefit)(3)                        11,259         (430)       1,299        5,356        3,613
                                                      ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations                (18,217)      (8,281)       1,949        8,033        5,170
                                                      ---------    ---------    ---------    ---------    ---------
Net income (loss)                                     $ (18,217)   $  (8,281)   $  (2,668)   $   4,251    $   6,891
                                                      =========    =========    =========    =========    =========

EARNINGS (LOSS) PER SHARE FROM
  CONTINUING OPERATIONS-
           Basic                                      $   (2.24)   $   (1.07)   $    0.25    $    1.02    $    0.63
           Diluted                                        (2.24)       (1.07)        0.25         0.98         0.61

NET INCOME (LOSS)-
           Basic                                      $   (2.24)   $   (1.07)   $   (0.35)   $    0.54    $    0.85
           Diluted                                        (2.24)       (1.07)       (0.34)        0.52         0.81

OTHER DATA:
EBITDA(4)                                             $   5,571    $   3,468    $  14,677    $  21,522    $  14,587
Net cash provided (used) by operating activities          7,120       (3,118)      13,680        2,249        6,720
Net cash provided (used) by investing activities            191       (1,283)     (11,996)     (19,406)     (17,884)
Net cash provided (used) by financing activities         (5,575)       6,543       (3,355)      12,318       17,428
Working capital, excluding net assets held for sale     (21,726)      44,603       49,483       57,708       49,584
Total assets                                            109,453      135,551      139,825      146,050      134,240
Long-term debt, net of current portion                    1,018       65,134       61,070       60,864       47,695
Shareholders' equity                                     23,857       41,518       54,235       58,056       57,961

(1) Includes unusual charges totaling $2,868 in fiscal 2001 and $2,000 in fiscal 2000. See Note 1, Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements for further information.

(2) Includes loss on investment in subsidiary of $2,480 in fiscal 2002, related to the write-off of our investment in our Australian subsidiary. See Note 1, Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements for further information.

(3) Includes a valuation allowance of $10,261 in fiscal 2002, related to our deferred tax asset. See Note 1, Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements for further information.

(4) For purposes of the above table, "EBITDA" means earnings from continuing operations before interest, taxes, depreciation and amortization excluding deferred financing costs and should not be considered as an alternative to net income (loss) or any other generally accepted accounting principle, as a measure of performance, as an indication of the Company's operating performance or as a measure of liquidity. EBITDA is a widely accepted financial indicator of a company's ability to service debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion and analysis contains certain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See "Business - Factors Influencing Future Results and Accuracy of Forward Looking Information."

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

      The Company has determined that its audited financial statements for the fiscal year ended March 31, 2001 and its unaudited financial statements for the first nine months through December 31, 2001 of its fiscal year ended March 31, 2002 and all four quarters of its fiscal year ended March 31, 2001, were inaccurate and required restatement. These inaccuracies and required restatements are discussed in "Item 1 - Business - Recent Developments and - Restatement of Consolidated Financial Statements." This Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended March 31, 2002 and March 31, 2001 reflects the restatement of the Company's previously reported financial statements for the fiscal year ended March 31, 2001.

FISCAL 2002 PERFORMANCE OVERVIEW

      One of the primary factors affecting our fiscal 2002 results was our continued growth in the coatings service business while our revenues domestically in the energy-related markets, particularly the oil and gas sector, declined from the prior-year. In addition, our corrosion monitoring equipment business and our risk assessment and analysis software business showed slight growth in fiscal 2002 as compared to the prior-year. Offsetting these improvements were sluggish results within our cathodic protection business which saw a decrease in revenue levels over the prior-year. However, we have recently not received as many government contract awards as expected. Revenues from these contracts totaled approximately $10.0 million during fiscal 2002.

      Fiscal 2002 results were impacted by a $2.5 million loss on the investment in our Australian operations which was recorded in the fourth quarter. Moreover, fiscal 2002 results also included a charge for a deferred tax asset valuation allowance of $10.3 million which was recorded in the fourth quarter. Despite the impact of the problems associated with our Australian operations, fiscal 2002 had some positive highlights. First, we were pleased that our revenues continued to demonstrate improvement throughout the entire fiscal year and we continued to see a favorable impact from the actions taken to control expenses. Excluding the results of our Australian operations, our gross profit margins were below expectations primarily due to a business mix with a larger component of lower margin construction-type jobs. Our continuing efforts to control operating expenses resulted in a reduction in selling, general and administrative expenses as a percentage of sales year-over-year, excluding our Australian operations. Our emphasis on asset management resulted in a reduction in consolidated debt for the year of $5.6 million, representing an 8.2% decrease over our prior fiscal year debt level.

SIGNIFICANT ACCOUNTING POLICIES

      The Company's significant accounting policies, including the assumptions and judgments underlying them, are more fully described in "Note 1 - Summary of Significant Accounting Policies" to the accompanying consolidated financial statements of this Form 10-K. Some of the Company's accounting policies require the application of significant judgment by management in the preparation of the Company's financial statements. In applying these policies, the Company's management uses its best judgment to determine the underlying assumptions that are used in calculating the estimates that affect the reported values on its financial statements. Management bases its estimates and assumptions on historical experience and other factors that the Company considers relevant. Corrpro's significant accounting policies include the following:

Revenue Recognition

      The Company records income from construction and engineering contracts under the percentage-of-completion method. Under this method, revenues are recognized in proportion to the ratio of costs incurred to currently estimated total contract costs. Estimated earnings and costs on contracts are subject to revision throughout the terms of the contracts, and any required adjustments are recorded in the periods in which revisions are made. The Company recognizes revenue from product sales upon transfer of ownership.

Accounts receivable

      The Company records estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers. Historically, losses for uncollectible accounts receivable have been within management's estimates. However, if actual losses exceed management's expectations, additional allowances may be required. Corrosion control services and products are provided to a large number of customers with no substantial concentration in a particular industry or with an individual customer.

Inventories

      Inventories are valued at the lower of cost or market with cost being determined on the first-in, first-out method. Inventories are stated net of reserves for excess, slow moving and potentially obsolete materials.

      Management continually reviews inventories for excess and obsolete goods based upon a combination of historical and forecasted usage. Additionally, discrete provisions are made when facts and circumstances indicate that particular inventories will not be utilized. If future market conditions are different than those estimated, a change to inventory valuation reserves may be required and would be reflected in the period the conditions change.

Asset Impairment

      The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of any long-lived or intangible asset may warrant revision or that the remaining balance of the asset may not be recoverable. If factors indicate that the long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related asset's net undiscounted cash flows from operations over the remaining life to determine recoverability; the measurement of the impairment would be based on the amount by which the carrying value of the asset exceeds its fair value.

      In July 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), were issued by the Financial Accounting Standards Board. SFAS 141 eliminates the pooling-of-interests method for business combinations and requires the use of the purchase method. SFAS 142 changes the accounting for goodwill and indefinite life intangibles from an amortization approach to a non-amortization approach, and requires periodic tests for impairment of these assets. Upon the Company's adoption of SFAS 142 on April 1, 2002, the provisions of SFAS 142 require the discontinuance of amortization of goodwill and indefinite life intangibles that had been recorded in connection with previous business combinations. The adoption of SFAS 142 is expected to add approximately $1.7 million to net income before taxes for the year ending March 31, 2003 as compared to the year ended March 31, 2002. The Company has not yet completed its impairment testing under SFAS 142 and, because of the extensive effort needed to comply with adopting the new rules, it is not practical to reasonably estimate the full impact of adopting these statements on the Company's financial statements as of the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Income taxes

      The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities. The Company recorded a valuation allowance for its net deferred tax assets and net operating loss carryforwards of $10.3 million in the fourth quarter of fiscal 2002. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support the reversal of the remaining reserve. Until such time, except for foreign tax provisions, the Company expects to have no reported tax provision, net of valuation allowance adjustments. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. See Note 6 of Notes to Consolidated Financial Statements of the Company for additional information regarding income taxes.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2002 COMPARED TO YEAR ENDED MARCH 31, 2001 (AS RESTATED)

REVENUES

      Revenues for fiscal 2002 totaled $172.2 million, compared with $163.9 million for fiscal 2001, an increase of 5.0%.

      Fiscal 2002 revenues relating to our Domestic Core Operations segment totaled $101.5 million, compared to $99.7 million in fiscal 2001, an increase of 1.9%. Revenues continued to increase for our coatings services business which was partially offset by declines in our core cathodic protection business as a result of the sluggish energy-related markets. However, we have recently not received as many government contract awards as expected. Revenues from these contracts totaled approximately $10.0 million during fiscal 2002.

      Revenues relating to our Canadian Operations segment totaled $21.3 million, compared to $24.3 million in fiscal 2001, a decrease of 12.5%. This decrease was primarily due to lower levels of construction and material revenues.

      Fiscal 2002 revenues relating to our International Operations segment totaled $37.3 million, compared to $36.9 million in fiscal 2001, an increase of 1.2%. The European, Middle East and Asia Pacific operations all saw increased revenue levels in fiscal 2002, which were partially offset by a decline in revenues from our Australian operations.

      Our Other Operations segment had total revenues in fiscal 2002 of $12.1 million, compared to $9.0 million in fiscal 2001, an increase of 33.3%. This increase was due to strong revenue volume in our corrosion monitoring equipment business, as well as continued growth in our risk assessment and analysis software business.

GROSS PROFIT

      On a consolidated basis, gross profit (defined as revenues less cost of sales items) for fiscal 2002 totaled $50.2 million (29.1% of revenues) compared to $47.2 million (28.8% of revenues) for fiscal 2001, an increase in gross profit dollars of 6.3%. Fiscal 2001 gross profit included a $1.0 million unusual charge which is described below. Excluding the impact of the unusual charges to fiscal 2001, gross profit margins decreased slightly year-over-year. This decrease was due to lower margin type jobs in fiscal 2002.

UNUSUAL CHARGES

      During fiscal 2001, we recorded unusual charges of $2.9 million, of which $1.0 million was included in cost of sales and $1.9 million was included in selling, general and administrative expenses, related to the cessation of certain Mexican foundry operations, the disposition of a small non-core business unit, the consolidation of district offices, severance pay and other costs associated with the Company's cost reduction programs and expenses accrued in connection with state regulatory proceedings and anti-trust litigation involving the Company. See "Item 3 - Legal Proceedings" for a discussion of the ongoing regulatory and litigation matters.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative ("S,G&A") expenses for fiscal 2002 totaled $47.3 million (27.5% of revenues), compared with $49.2 million (30.0% of revenues) for fiscal 2001, a decrease of 3.8%. Fiscal 2001 S,G&A expenses included a $1.9 million unusual charge which is described above. The decrease, as a percentage of revenues, is the result of a number of cost reduction programs we implemented in the latter part of fiscal 2001 and our continuing efforts to reduce our S,G&A expenses.

LOSS ON INVESTMENT IN SUBSIDIARY

      During fiscal 2002, we recorded a loss on investment in subsidiary of $2.5 million, related to the loss on our investment in our Australian subsidiary. As discussed in Note 2, Restatement of Consolidated Financial Statements, in March 2002, the Company's Australian subsidiary commenced voluntary administration proceedings, a process under Australian law providing relief from creditors of Australian companies. See Note 14 of Notes to Consolidated Financial Statements of the Company for additional information regarding the Company's Australian subsidiary for a discussion relating to this matter.

OPERATING INCOME (LOSS)

      Operating income for fiscal 2002 totaled $0.4 million, compared to an operating loss of $2.0 million during fiscal 2001, an increase of $2.4 million. Excluding the impact of the fiscal 2001 unusual charge, the decrease in operating income is attributable to the $2.5 million loss on investment in subsidiary.

INTEREST EXPENSE

      Interest expense for fiscal 2002 totaled $7.4 million, compared to $6.8 million for fiscal 2001. The increase was related primarily to higher interest rates in fiscal 2002. See Note 4, Long-Term Debt, Notes to Consolidated Financial Statements.

INCOME TAX PROVISION

      We recorded an income tax provision of $11.3 million for fiscal 2002, compared to a provision for income tax benefit of $0.4 million for fiscal 2001. Within the fiscal 2002 tax provision is an increase in valuation allowance for our deferred tax asset of $10.3 million. Our effective rate is based on the statutory rates in effect in the countries in which we operate. See Note 6, Income Taxes, Notes to Consolidated Financial Statements included in Item 8 for a reconciliation of our effective tax rates.

NET LOSS

      As a result of the foregoing, net loss for fiscal 2002 totaled $18.2 million, compared with a net loss of $8.3 million in fiscal 2001, an increase of $9.9 million. Diluted loss per share increased to a loss of $2.24 in fiscal 2002 compared with a loss of $1.07 in fiscal 2001.

YEAR ENDED MARCH 31, 2001 (AS RESTATED) COMPARED TO YEAR ENDED MARCH 31, 2000

REVENUES

      Revenues for fiscal 2001 totaled $163.9 million compared with $168.4 million for fiscal 2000, a decrease of 2.7%.

      Fiscal 2001 revenues relating to our Domestic Core Operations segment totaled $99.7 million, compared to $98.7 million in fiscal 2000, an increase of 1.0%. Fiscal 2001 revenue increases relating to our fast growing coatings services business were offset by declines in our core cathodic protection business as a result of the sluggish energy-related markets.

      Revenues relating to our Canadian Operations segment totaled $24.3 million, compared to $26.2 million in fiscal 2000, a decrease of 7.1%. This decrease in revenues was primarily because of the decline in the pipeline segment of our cathodic protection business in fiscal 2001.

      Fiscal 2001 revenues relating to our International Operations segment totaled $36.9 million, compared to $42.0 million in fiscal 2000, a decrease of 12.1%. The decrease related partially to the Middle East operations, which had fewer active large projects in fiscal 2001 as compared to the previous year. Business in this region historically has been characterized by large projects and in fiscal 2000 there were several large projects in progress at the same time. Furthermore, the Australian operations saw a downturn in cathodic protection business during the fiscal year. The decrease in our business in the Middle East and Australian operations was partially offset by increased revenues in both the Europe and Asia Pacific operations.

      Our Other Operations segment had total revenues in fiscal 2001 of $9.0 million, compared to $10.8 million in fiscal 2000, a decrease of 16.6%. The Other Operations segment includes our corrosion monitoring business and our risk assessment and analysis software business. The revenue decline was primarily due to lower fiscal 2001 revenues at our corrosion monitoring business.

GROSS PROFIT

      On a consolidated basis, gross profit for fiscal 2001 totaled $47.2 million (28.8% of revenues) compared to $52.0 million (30.9% of revenues) for fiscal 2000, a decrease in gross profit dollars of 9.2%. Fiscal 2001 gross profit included a $1.0 million unusual charge which is described below. Fiscal 2000 gross profit included a $1.5 million unusual charge which also is described below. Excluding the unusual charges, gross profit for fiscal 2001 totaled $48.2 million (29.4% of revenues) compared to $53.5 million (31.8% of revenues) in fiscal 2000, a decrease in gross profit dollars of 9.9%. The decrease in gross profit dollars in fiscal 2001 was the result of lower revenues as discussed above and lower gross profit margins. The lower gross profit margins related primarily to our Domestic Core Operations segment. Operating margins in that business were negatively impacted in fiscal 2001 by inefficiencies associated with the closing and consolidation of several district offices and unreimbursed cost overruns on a large concrete coatings project.

UNUSUAL CHARGES

      During fiscal 2001, we recorded unusual charges of $2.9 million, of which $1.0 million was included in cost of sales and $1.9 million was included in selling, general and administrative expenses, related to the cessation of certain Mexican foundry operations, the disposition of a small non-core business unit, the consolidation of district offices, severance pay and other costs associated with the Company's cost reduction programs and expenses accrued in connection with state regulatory proceedings and anti-trust litigation involving the Company. See "Item 3 - Legal Proceedings" for a discussion of the ongoing regulatory and litigation matters.

      During fiscal 2000, we recorded an unusual charge of $2.0 million which consisted of two items. The first item was a $1.5 million charge (included in cost of sales) related to the consolidation of certain production facilities. As part of this consolidation process, certain duplicate products were discontinued. This $1.5 million charge represented the loss to be incurred in connection with the disposal of the discontinued products. The remaining $0.5 million charge (included in S,G&A expenses) represented accrued costs to be incurred in connection with ongoing legal matters. See "Item 3 - Legal Proceedings" for a discussion of these matters.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

      S,G&A expenses for fiscal 2001 totaled $49.2 million (30.0% of revenues), compared with $43.4 million (25.8% of revenues) for fiscal 2000, an increase of 13.3%. Fiscal 2001 S,G&A expenses included a $1.9 million unusual charge which is described above. Fiscal 2000 S,G&A expenses included a $0.5 million unusual charge which is also described above. Excluding the unusual charges, S,G&A expenses for fiscal 2001 were $47.3 million (28.8% of revenues), compared to $42.9 million (25.5% of revenues) in fiscal 2000, an increase of 10.2%. The increase was attributable to investments made in the Company's infrastructure in areas such as sales, marketing and product development. However, given the sales cycle of our industry, which can be long and especially so for the larger more attractive projects, we did not expect to fully benefit from such investments in fiscal 2001. Faced with relatively flat markets for our cathodic protection services, we implemented a number of cost reduction measures in the latter part of fiscal 2001 designed to bring operating expenses more in line with current revenue levels, the effects of which were not realized until fiscal 2002.

OPERATING INCOME (LOSS)

      Operating loss for fiscal 2001 totaled $2.0 million, compared with operating income of $8.6 million during fiscal 2000, a decrease of $10.6 million. The decrease in operating income was attributable to lower revenues, lower gross profit margins, unusual charges and higher S,G&A expenses.

INTEREST EXPENSE

      Interest expense for fiscal 2001 totaled $6.8 million, compared to $5.3 million for fiscal 2000. The increase was related to increased weighted average borrowings as well as higher interest rates in fiscal 2001. See Note 4, Long-Term Debt, Notes to Consolidated Financial Statements included in Item 8.

INCOME TAX PROVISION

      We recorded an income tax benefit of $0.4 million for fiscal 2001, compared to a provision for income tax expense of $1.3 million for fiscal 2000. Our effective rate is based on the statutory rates in effect in the countries in which we operate. The fiscal 2001 net consolidated effective tax rate was negatively impacted during the year primarily due to losses generated by some of our international subsidiaries for which no income tax benefit could be recorded. See Note 6, Income Taxes, Notes to Consolidated Financial Statements included in Item 8 for reconciliation of our effective tax rates.

INCOME (LOSS) FROM CONTINUING OPERATIONS

      As a result of the foregoing, loss from continuing operations for fiscal 2001 totaled $8.3 million, compared with income from continuing operations of $1.9 million in fiscal 2000, a decrease of $10.2 million. Diluted earnings/loss per share from continuing operations decreased to a loss of $1.07 in fiscal 2001 compared with income of $0.25 in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2002, we had working capital of $(21.7) million, compared to $44.6 million at March 31, 2001, a decrease of $66.3 million. This decrease in working capital is due to the classification of our senior secured credit agreement and senior note facility to current debt from long-term debt.

      During fiscal 2002, cash provided by operating activities totaled $7.1 million, compared to cash used by operating activities totaling $3.1 million in fiscal 2001. This increase in cash provided by operating activities is primarily the result of our continuing efforts of controllable asset management. Cash provided by investing activities totaled $0.2 million during fiscal 2002, which included $1.0 million for capital expenditures offset by $1.2 million of proceeds from the disposal of capital assets compared to cash used by investing activities totaling $1.3 million during fiscal 2001, which included $2.3 million for capital expenditures offset by $1.0 million of proceeds from the disposal of capital assets. Cash used for financing activities totaled $5.6 million which was used to pay down debt during fiscal 2002 compared to cash provided by financing activities of $6.5 million that was provided under current year borrowings in fiscal 2001.

      In March 1999, the Company entered into an $80 million revolving credit facility that expires on January 31, 2003 (the "Revolving Credit Facility"). Initial borrowings were used to repay existing domestic bank indebtedness. Through a series of subsequent amendments, including an amendment executed by the Company on February 11, 2002 ("February 2002 Amendment"), the size of the Revolving Credit Facility was reduced to $40 million. In addition, the February 2002 Amendment also provides that any payments made under the Senior Notes (see below) will result in a proportionate reduction in the lenders commitment under the Revolving Credit Agreement. At March 31, 2002, lenders commitments under the Revolving Credit Facility were limited to $37.7 million. Borrowings under the Revolving Credit Facility are further limited to borrowing base amounts as defined. The February 2002 Amendment provides for interest on borrowings at prime plus 2.50%. In addition, the February 2002 Amendment requires the Company to pay a facility fee of 0.75% on the commitment amount. Borrowings under the Revolving Credit Facility are secured by the Company's domestic accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate as well as certain assets in Canada. The Company has also pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The Revolving Credit Facility, as amended, requires the Company to maintain certain financial ratios and places limitations on the Company's ability to pay cash dividends, incur additional indebtedness and make investments, including acquisitions.

      At March 31, 2002, the Company was in violation of several financial covenants. These violations permit the lenders to cause the Revolving Credit Facility to become due prior to its stated maturity. As a result of the maturity, the Company has classified all of its outstanding indebtedness under the Revolving Credit Facility at March 31, 2002 as current. This Event of Default also restricts the Company from borrowing any additional funds under the Revolving Credit Facility and increases the interest rate on borrowings to prime plus 5.50%. The Company is continuing to make all required interest payments. The Company is currently negotiating with its lenders to amend this Revolving Credit Facility to eliminate the Company's violations and to extend the expiration date. If the Company is unable to negotiate an amendment to the Revolving Credit Facility, it will be necessary for the Company to refinance or repay this debt. The Company cannot assure that it will be able to accomplish such a transaction on terms acceptable to the Company. Failure to do so would have a material adverse effect on the Company's liquidity and financial condition and could result in the Company's inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

      In January 1998, the Company issued, through private placement, $30 million of Senior Notes due 2008 (the "Senior Notes"). The Senior Notes, as amended, bear interest at 10.6% effective April 15, 2001. In addition, the agreement relating to the Senior Notes, as amended, provides for an additional fee of 0.75% per annum on the outstanding principal amount of the Senior Notes for any quarter during which the ratio of debt to EBITDA equals or exceeds 4.00 to 1.00. The Senior Notes require monthly principal payments commencing in February 2002 and are secured equally and ratably with debt under the Revolving Credit Facility.

      The Company is required to maintain certain financial ratios under the Senior Notes. At March 31, 2002, the Company was in violation of several of these financial covenants. These violations permit the lender to cause the Senior Notes to become due prior to their stated maturity. As a result, the Company has classified all of its outstanding indebtedness under the Senior Notes at March 31, 2002 as current. The Company is continuing to make all required interest payments. The Company made its required principal payments through March 2002, but has not made the required monthly payments after March 2002. The Company is currently negotiating with its lender to amend the Senior Notes to eliminate the Company's violations and to amend the schedule of principal payments required. If the Company is unable to negotiate an amendment to the Senior Notes, it will be necessary for the Company to refinance or repay this debt. The Company cannot assure that it will be able to accomplish such a transaction on terms acceptable to the Company. Failure to do so would have a material adverse effect on the Company's liquidity and financial condition and could result in the Company's inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

        Because of uncertainty related to the Company's ability to amend or refinance its debt, and the timing thereof, certain vendors may no longer do business with the Company on favorable credit terms, and the Company could experience cash flow problems or the inability to obtain materials and services when required. In addition, vendors may require cash in advance or deposits. All of these developments could materially increase the Company's operating expenses and further reduce its liquidity.

        The Company has incurred substantial costs in fiscal 2002, and will continue to incur substantial costs in fiscal 2003, in connection with the engagement of financial advisors and consultants, the investigation of accounting matters and the preparation and review of its audited financial statements and other reports. The Company also anticipates that it will continue to incur significant legal and other expenses in connection with the ongoing litigation and investigations described in Part I, Item 3 Legal Proceedings.

        Based on the Events of Default which prevent the Company from accessing its Revolving Credit Facility, the Company can only obtain funds from its operating cash flow and under its foreign credit facilities, subject to applicable terms and conditions. Total availability under the foreign credit facilities at March 31, 2002, was approximately $4.8 million.

        In May 2002, with the assistance of strategic financial advisors, the Company developed a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt through restructuring, consolidation and divestiture of non-core businesses. Potential operating gains or losses may be experienced with the disposition of assets at the time of disposal during the implementation of the restructuring plan. Operating income improvements combined with debt reduction targets are expected to result. Implementation efforts are currently underway. As appropriate, the Company will report future quarterly and annual results separately for continuing operations and for discontinued operations.

        The Company is negotiating agreements with its lenders to amend the current Revolving Credit Facility and Senior Note agreements and to address existing violations. Among other things, we seek to revise principal amortization of the Senior Notes and obtain ongoing borrowing capacity under the Revolving Credit Facility, subject to applicable borrowing base and other provisions. In addition to other terms and conditions, we expect to incur interest rates on borrowings under the Revolving Credit Facility at a higher applicable margin than under its existing provisions. We also intend to seek during fiscal 2003 other financing to retire the Senior Notes and Revolving Credit Facility. There can be no assurance however that we will be able to amend the existing agreements or obtain other financing.

        The Company currently operates in a decentralized and geographically dispersed environment. This environment poses challenges, not found in centralized environments, for ensuring the integrity of internal controls. Management has reviewed existing controls and will continue to implement changes as needed to preserve and strengthen the Company's internal controls. We anticipate that the consolidation and divestiture initiatives contained in the restructuring plan will reduce the internal control risks inherent in a decentralized environment.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In July 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), were issued by the Financial Accounting Standards Board. SFAS 141 eliminates the pooling-of-interests method for business combinations and requires the use of the purchase method. SFAS 142 changes the accounting for goodwill and indefinite life intangibles from an amortization approach to a non-amortization approach, and requires periodic tests for impairment of these assets. Upon the Company's adoption of SFAS 142 on April 1, 2002, the provisions of SFAS 142 require the discontinuance of amortization of goodwill and indefinite life intangibles that had been recorded in connection with previous business combinations. The adoption of SFAS 142 is expected to add approximately $1.7 million to net income before taxes for the year ending March 31, 2003 as compared to the year ended March 31, 2002. The Company has not yet completed its impairment testing under SFAS 142 and, because of the extensive effort needed to comply with adopting the new rules, it is not practical to reasonably estimate the full impact of adopting these statements on the Company's financial statements as of the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

      In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the remaining useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on our financial position and results of operation.

      In April 2000, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of this Statement related to the rescission of Statement 4 are applicable in fiscal years beginning after May 15, 2002. Early application is encouraged. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002, with early application encouraged. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES

      In the normal course of business, our operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing.

INTEREST RATE RISK

      Our primary interest rate risk exposure results from our Revolving Credit Facility, Senior Notes and various smaller lines of credit that we maintain with foreign banks. If interest rates were to increase 200 basis points (2%) from March 31, 2002 rates, and assuming no changes in debt from the March 31, 2002 levels, the additional annual expense would be approximately $1.3 million on a pre-tax basis.

FOREIGN OPERATIONS AND FOREIGN CURRENCY EXCHANGE RISK

      Our foreign subsidiaries generally conduct business in local currencies. During fiscal 2002, the Company recorded an unfavorable foreign currency translation adjustment of $0.2 million in equity related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the United States dollar in relation to the Canadian dollar, Australian dollar and British pound. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
  Corrpro Companies, Inc.:

      We have audited the accompanying consolidated balance sheets of Corrpro Companies, Inc. and subsidiaries (Company) as of March 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corrpro Companies, Inc. and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 4 to the consolidated financial statements, at March 31, 2002, the Company was not in compliance with certain financial covenants contained in its banking agreements. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to this matter is also described in note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As discussed in note 2 to the accompanying consolidated financial statements, the accompanying consolidated balance sheet as of March 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended, have been restated.

/s/ KPMG LLP

Cleveland, Ohio
August 9, 2002

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2002 AND 2001

                                 (In Thousands)

                                     ASSETS

                                                                     AS RESTATED
                                                                     -----------
                                                                      SEE NOTE 2
                                                                      ----------
                                                           2002          2001
                                                           ----          ----
CURRENT ASSETS:
    Cash and cash equivalents                           $   5,754     $   4,032
    Accounts receivable, less allowance for
        doubtful accounts of $3,243 and $2,516
        at March 31, 2002 and 2001 as restated,
        respectively                                       37,866        42,071
    Inventories                                            14,567        20,689
    Prepaid expenses and other                              4,206         4,092
    Deferred income taxes                                      --         2,526
                                                        ---------     ---------
         Total current assets                              62,393        73,410
                                                        ---------     ---------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                      592           593
    Buildings and improvements                              6,612         6,615
    Equipment, furniture and fixtures                      19,138        19,667
                                                        ---------     ---------
                                                           26,342        26,875
    Less accumulated depreciation                         (16,100)      (13,630)
                                                        ---------     ---------
    Property, plant and equipment, net                     10,242        13,245
                                                        ---------     ---------

OTHER ASSETS:
    Goodwill, net                                          32,370        37,139
    Deferred income taxes                                      --         6,512
    Other assets                                            4,448         5,245
                                                        ---------     ---------
         Total other assets                                36,818        48,896
                                                        ---------     ---------

                                                        $ 109,453     $ 135,551
                                                        =========     =========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2002 AND 2001

                                 (In Thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                        AS RESTATED
                                                                        -----------
                                                                         SEE NOTE 2
                                                                         ----------
                                                               2002         2001
                                                               ----         ----
CURRENT LIABILITIES:
    Short-term borrowings                                   $     961    $     939
    Current portion of long-term debt                          60,707        2,216
    Accounts payable                                           11,308       13,897
    Accrued liabilities and other                              11,143       11,755
                                                            ---------    ---------
         Total current liabilities                             84,119       28,807
                                                            ---------    ---------

LONG-TERM DEBT, NET OF CURRENT PORTION                          1,018       65,134

DEFERRED INCOME TAXES                                             397           --

COMMITMENTS AND CONTINGENCIES                                      --           --

MINORITY INTEREST                                                  62           92

SHAREHOLDERS' EQUITY:
    Serial Preferred Shares, voting, no par value;
      1,000 shares authorized and unissued                         --           --
    Common Shares, voting, no par value, at stated value;
      40,000 shares authorized; 8,538
      shares issued in 2002 and 2001; 8,288 and
      7,897 shares outstanding in 2002 and 2001                 2,276        2,276
    Additional paid-in capital                                 46,993       49,979
    Accumulated earnings (deficit)                            (16,251)       1,966
    Accumulated other comprehensive loss                       (7,002)      (6,679)
    Common Shares in treasury, at cost; 250
      and 641 shares held in 2002 and 2001                     (2,159)      (6,024)
                                                            ---------    ---------
         Total shareholders' equity                            23,857       41,518
                                                            ---------    ---------

                                                            $ 109,453    $ 135,551
                                                            =========    =========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                      (In Thousands, Except Per Share Data)

                                                                   AS RESTATED
                                                                   -----------
                                                                    SEE NOTE 2
                                                                    ----------
                                                          2002         2001         2000
                                                          ----         ----         ----
Revenues                                               $ 172,190    $ 163,937    $ 168,442
Operating costs and expenses:
  Cost of sales                                          122,034      116,734      116,454
  Selling, general and administrative expenses            47,282       49,160       43,401
  Loss on investment in subsidiary                         2,480           --           --
                                                       ---------    ---------    ---------
Operating income (loss)                                      394       (1,957)       8,587

Interest expense                                           7,352        6,754        5,339
                                                       ---------    ---------    ---------
Income (loss) from continuing operations before
  income taxes                                            (6,958)      (8,711)       3,248
Provision for income taxes                                11,259         (430)       1,299
                                                       ---------    ---------    ---------
Income (loss) from continuing operations                 (18,217)      (8,281)       1,949
Discontinued operations:
  Income (loss) from operations, net of income taxes          --           --         (353)
  Loss on disposal, net of income taxes                       --           --       (4,264)
                                                       ---------    ---------    ---------
Net loss                                               $ (18,217)   $  (8,281)   $  (2,668)
                                                       =========    =========    =========

Earnings (loss) per share - Basic:
  Income (loss) from continuing operations             $   (2.24)   $   (1.07)   $    0.25
  Discontinued operations:
    Loss from operations, net of income taxes                 --           --        (0.05)
    Loss on disposal, net of income taxes                     --           --        (0.55)
                                                       ---------    ---------    ---------
Net loss                                               $   (2.24)   $   (1.07)   $   (0.35)
                                                       =========    =========    =========

Weighted average shares outstanding - Basic                8,119        7,736        7,663
                                                       =========    =========    =========

Earnings (loss) per share - Diluted:
  Income (loss) from continuing operations             $   (2.24)   $   (1.07)   $    0.25
  Discontinued operations:
    Loss from operations, net of income taxes                 --           --        (0.05)
    Loss on disposal, net of income taxes                     --           --        (0.54)
                                                       ---------    ---------    ---------
Net loss                                               $   (2.24)   $   (1.07)   $   (0.34)
                                                       =========    =========    =========

Weighted average shares outstanding - Diluted              8,119        7,736        7,824
                                                       =========    =========    =========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                 (In Thousands)

                                                                                            ACCUMULATED
                                                                                               OTHER
                                                                                               COMPRE-      COMMON
                                            SERIAL                ADDITIONAL     ACCUM-        HENSIVE      SHARES
                                           PREFERRED    COMMON      PAID-IN      ULATED        INCOME         IN
                                            SHARES      SHARES      CAPITAL     EARNINGS       (LOSS)      TREASURY     TOTAL
                                            ------      ------      -------     --------       ------      --------     -----
March 31, 1999                             $     --    $  2,255    $ 50,945     $ 12,915      $ (1,413)    $ (6,646)   $ 58,056
  Comprehensive Loss:
     Net loss                                    --          --          --       (2,668)           --           --      (2,668)
     Cumulative translation adjustment           --          --          --           --          (286)          --        (286)
                                                                                                                       --------
  Total Comprehensive Loss                       --          --          --           --            --           --      (2,954)

  Exercise of 82 stock options                   --          21         541           --            --           --         562
  Repurchase of 153 Common Shares                --          --          --           --            --       (1,429)     (1,429)
                                           --------    --------    --------     --------      --------     --------    --------
March 31, 2000                                   --       2,276      51,486       10,247        (1,699)      (8,075)     54,235
  Comprehensive Loss:
     Net loss (as restated, see Note 2)          --          --          --       (8,281)           --           --      (8,281)
     Minimum pension liability, net of
      tax of $142 (as restated)                  --          --          --           --          (366)          --        (366)
     Cumulative translation adjustment
      (as restated)                              --          --          --           --        (4,614)          --      (4,614)
                                                                                                                       --------
  Total Comprehensive
       Loss (as restated, see Note 2)            --          --          --           --            --           --     (13,261)

Exercise of 2 stock options                      --          --           4           --            --           --           4
  Issuance of 208 Treasury Shares                --          --      (1,511)          --            --        2,051         540
                                           --------    --------    --------     --------      --------     --------    --------
March 31, 2001 (as restated, see Note 2)         --       2,276      49,979        1,966        (6,679)      (6,024)     41,518
  Comprehensive Loss:
     Net loss                                    --          --          --      (18,217)           --           --     (18,217)
     Minimum pension liability, net
       of tax of $74                             --          --          --           --          (132)          --        (132)
     Cumulative translation adjustment           --          --          --           --          (191)           --       (191)
                                                                                                                       --------
  Total Comprehensive Loss                       --          --          --           --            --           --     (18,540)

  Issuance of 391 Treasury Shares                --          --      (2,986)          --            --        3,865         879
                                           --------    --------    --------     --------      --------     --------    --------

March 31, 2002                             $     --    $  2,276    $ 46,993     $(16,251)     $ (7,002)    $ (2,159)   $ 23,857
                                           ========    ========    ========     ========      ========     ========    ========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                 (In Thousands)

                                                                             AS RESTATED
                                                                             -----------
                                                                              SEE NOTE 2
                                                                              ----------
                                                                   2002          2001          2000
                                                                   ----          ----          ----
Cash flows from operating activities:
  Net loss                                                       $(18,217)     $ (8,281)     $ (2,668)
  Adjustments to reconcile net loss
    to net cash provided (used) by continuing operations:
    Depreciation and amortization                                   5,817         5,809         6,090
    Asset impairment                                                   --           659            --
    401K matching contributions in Treasury shares                    841           361            --
    Deferred income taxes                                           9,442        (2,747)         (758)
    Loss on sale of assets                                            (81)         (100)           (8)
    Loss from discontinued operations                                  --            --           353
    Loss on disposal of discontinued operations                        --            --         4,264
    Loss on investment in subsidiary                                1,840            --            --
    Minority interest                                                 (30)          (53)          (39)
Changes in operating assets and liabilities, net
  of effects of acquisitions:
        Accounts receivable                                         2,744        (4,523)       10,948
        Inventories                                                 5,792         2,316         2,840
        Prepaid expenses and other                                    405         2,187        (1,771)
        Other assets                                               (1,559)       (2,183)       (2,459)
        Accounts payable and accrued expenses                         126         3,437        (3,259)
                                                                 --------      --------      --------
         Total adjustments                                         25,337         5,163        16,201
                                                                 --------      --------      --------
         Net cash provided (used) by continuing operations          7,120        (3,118)       13,533
Net cash provided by discontinued operations                           --            --           147
                                                                 --------      --------      --------
         Net cash provided (used) by operating activities           7,120        (3,118)       13,680
                                                                 --------      --------      --------

Cash flows from investing activities:
  Additions to property, plant and equipment                         (969)       (2,282)       (3,800)
  Proceeds from disposal of property, plant and equipment           1,160           999           346
  Acquisitions, net of cash acquired                                   --            --        (8,542)
                                                                 --------      --------      --------
         Net cash provided (used) by investing activities             191        (1,283)      (11,996)
                                                                 --------      --------      --------

Cash flows from financing activities:
  Long-term debt, net                                              (5,110)        6,924        (1,190)
  Repayment of other debt                                            (505)         (564)       (1,240)
  Net proceeds from issuance of Common Shares                          40           183           504
  Repurchase of Common Shares, net                                     --            --        (1,429)
                                                                 --------      --------      --------
         Net cash provided (used) by financing activities          (5,575)        6,543        (3,355)
                                                                 --------      --------      --------

Effect of changes in foreign currency exchange rates on cash          (14)          (75)         (321)
                                                                 --------      --------      --------
Net increase (decrease) in cash                                     1,722         2,067        (1,992)
Cash and cash equivalents at beginning of year                      4,032         1,965         3,957
                                                                 --------      --------      --------
Cash and cash equivalents at end of year                         $  5,754      $  4,032      $  1,965
                                                                 ========      ========      ========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                      (In Thousands, Except Per Share Data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation and basis of presentation

      The consolidated financial statements include the accounts of Corrpro Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain fiscal 2001, as restated, and 2000 amounts have been reclassified to conform with the fiscal 2002 presentation.

      Following the appointment of an administrator and the commencement of voluntary administration proceedings on March 21, 2002, a process under Australian law providing relief from creditors of Australian companies, the Company no longer controlled its Australian subsidiary. The results of operations of the subsidiary are included in the Company's Consolidated Statements of Operations through March 31, 2002. The assets and liabilities of the subsidiary are not included in the Consolidated Balance Sheet of the Company as of March 31, 2002 as the Company has written-off its investment in its subsidiary. See Note 14 of Notes to Consolidated Financial Statements of the Company for additional information regarding the Company's Australian subsidiary.

      The Company's operations provide corrosion control engineering and monitoring services, systems and equipment to the infrastructure, environmental and energy markets throughout the world, including Asia, Europe, the Middle East, North America and South America.

Cash and cash equivalents

      Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less.

Accounts receivable

      Accounts receivable are presented net of allowances for doubtful accounts of $3,243 and $2,516 at March 31, 2002 and 2001. Bad debt expense totaled $949, $696 and $546 in fiscal 2002, 2001 and 2000, respectively. Trade receivables written-off, net of recoveries of prior write-offs, totaled $222, $143 and $1,086 in fiscal 2002, 2001 and 2000, respectively.

      The Company performs ongoing credit evaluations of its customers' financial condition. Corrosion control services and products are provided to a large number of customers with no substantial concentration in a particular industry or with an individual customer.

Inventories

      Inventories are valued at the lower of cost or market with cost being determined on the first-in, first-out method. Inventories are stated net of reserves for excess, slow moving and potentially obsolete materials. Inventories consist of the following at March 31, 2002 and 2001:

                                                                       RESTATED
                                                                       --------
                                                       2002              2001
                                                       ----              ----
Component parts and raw materials                    $  8,021          $  9,450
Work in process                                           751             2,140
Finished goods                                          7,209            10,292
                                                     --------          --------
                                                       15,981            21,882
Inventory reserve                                      (1,414)           (1,193)
                                                     --------          --------
                                                     $ 14,567          $ 20,689
                                                     ========          ========

      Provision for inventory obsolescence totaled $404, $289 and $1,626 in fiscal 2002, 2001 and 2000, respectively. Disposals of obsolete inventory, net of proceeds, totaled $183, $1,728 and $93 in fiscal 2002, 2001 and 2000, respectively.

Property, plant and equipment

      Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. The cost and accumulated depreciation for property, plant and equipment sold, retired or otherwise disposed of are removed from the account and resulting gains or losses are reflected in income.

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

      Depreciation expense totaled $3,130, $3,356 and $3,124 in fiscal 2002, 2001 and 2000, respectively.

Goodwill, patents and other intangibles

      Goodwill is being amortized on a straight-line basis over periods ranging from 20 to 40 years. It is the Company's policy to evaluate continually the period of amortization and recoverability of goodwill based on an evaluation of certain factors. Such factors include the occurrence of a significant adverse event or change in the environment in which the business operates or if the expected future net cash flows, undiscounted and without interest, would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses. Following the appointment of an administrator and the commencement of voluntary administration proceedings of the Company's Australian subsidiary, consolidated goodwill was reduced by $3,510 as a result of the assets and liabilities of the subsidiary not being included in the Consolidated Balance Sheet of the Company as of March 31, 2002. Goodwill amortization totaled $1,723, $1,668 and $1,587 in fiscal 2002, 2001 and 2000, respectively. Accumulated amortization was $9,622 and $7,899 at March 31, 2002 and 2001, respectively.

      Included in other assets are amortizable assets consisting primarily of patents, trademarks and covenants not to compete. Such assets, with a cost of $1,772 and $2,012 at March 31, 2002 and 2001, respectively, are amortized on the straight-line method over their estimated useful lives ranging from 4 to 20 years. Amortization expense for such assets totaled $314, $394 and $244 in fiscal 2002, 2001 and 2000, respectively.

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

Revenue recognition

      The Company records income from construction and engineering contracts under the percentage-of-completion method. Under this method, revenues are recognized in proportion to the ratio of costs incurred to currently estimated total contract costs. Estimated earnings and costs on contracts are subject to revision throughout the terms of the contracts and any required adjustments are recorded in the periods in which revisions are made. Accounts receivable includes $1,059 and $869 at March 31, 2002 and 2001, respectively, of amounts billed but not paid by customers under retainage provisions of contracts.

Prepaid expenses and other includes $2,756 and $2,806 at March 31, 2002 and 2001, respectively, of amounts related to costs and estimated earnings in excess of billings on uncompleted contracts. The Company recognizes revenue from product sales upon transfer of ownership.

Product development expenses

      Expenditures for product development totaled approximately $660, $1,006 and $1,169 in fiscal 2002, 2001 and 2000, respectively.

Income taxes

      The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities. The Company recorded a valuation allowance for its net deferred tax assets and net operating loss carryforwards of $10,261 in the fourth quarter of fiscal 2002. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support the reversal of the remaining reserve. Until such time, except for foreign tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. See Note 6 of Notes to Consolidated Financial Statements of the Company for additional information regarding income taxes.

Unusual charges

      During fiscal 2001, the Company recorded an unusual charge of $2,868 of which $935 is included in cost of sales and $1,933 is included in selling, general and administrative expenses related to the cessation of certain Mexican foundry operations, the disposition of a small non-core business unit, the consolidation of district offices, severance pay and other costs associated with the Company's cost reduction programs and expenses accrued in connection with state regulatory proceedings and anti-trust litigation involving the Company.

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

Loss on investment in subsidiary

      As discussed in Note 2, Restatement of Consolidated Financial Statements, in March 2002, the Company's Australian subsidiary commenced voluntary administration proceedings, a process under Australian law providing relief from creditors of Australian companies. As a result of such proceedings, the Company was no longer in control of the Australian subsidiary and recorded a charge to earnings for its loss on investment related to the subsidiary of $2,480. See
Note 14 of Notes to Consolidated Financial Statements of the Company for additional information regarding the Company's Australian subsidiary.

Earnings per share

      Basic Earning Per Share ("EPS") is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares and potential shares outstanding for the period. Stock options are the only potential common shares and are considered in the Company's diluted EPS calculation. Potential common shares are computed using the treasury stock method.

The effect of the 28 and 47 incremental shares stock options in fiscal 2002 and 2001, respectively, have been excluded from dilutive weighted average shares, as the net loss for the year would cause the incremental shares to be antidilutive.

Comprehensive income(loss)

      Comprehensive income (loss) includes net income (loss) and other revenues, expenses, gains and losses that are excluded from net income (loss) but included as a component of total shareholders' equity. Other comprehensive income (loss) was $(323), $(4,980) and $(286) for the years ended March 31, 2002, 2001 and
2000, respectively. These amounts are comprised of the effect of foreign currency translation adjustments in accordance with SFAS No. 52, "Foreign Currency Translation" totaling $(191), $(4,614) and $(286) for the years ended March 31, 2002, 2001 and 2000, respectively and minimum pension liability totaling $(132), $(366) and $0 for the years ended March 31, 2002, 2001 and 2000, respectively. The accumulated balance of foreign currency translation adjustments and a minimum pension liability excluded from net income (loss) at March 31, 2002 is $(6,504) and $(498), respectively, and is presented in the Consolidated Balance Sheets and Statements of Shareholders' Equity as "Accumulated other comprehensive income (loss)."

Foreign currency translation

      The functional currency of each foreign subsidiary is the respective local currency. Assets and liabilities are translated at the year-end exchange rates and revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are recorded as a component of shareholders' equity in other comprehensive income (loss).

Financial statement estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from these estimates.

Stock-based compensation

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and will continue to account for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees."

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:

      On March 20, 2002, the Company announced that it had discovered accounting irregularities caused by apparent internal misconduct in its Australian subsidiary. The accounting irregularities involved the overstatement of revenues and understatement of expenses by the Australian subsidiary. The irregularities were discovered by Corrpro management in connection with an internal review of the subsidiary's working capital management practices and cash flow problems inconsistent with the subsidiary's reported results. Upon discovering the irregularities, the Company immediately began an internal investigation conducted under the direction of the Audit Committee of its Board of Directors. The Audit Committee subsequently retained special counsel in connection with the investigation and retained the forensic investigation unit of the accounting firm, Deloitte Touche Tohmatsu.

      The Company also announced in March 2002 that its Australian subsidiary was in the process of appointing an administrator and commencing voluntary administration proceedings, a process under Australian law providing relief from creditors of Australian companies. Following the appointment, the Company recorded a charge to earnings in the fiscal fourth quarter ended March 31, 2002 for its loss on investment related to the subsidiary. The Company also stated that, to the extent that the accounting irregularities materially affect previously filed financial statements, the Company expected that it would have to restate its audited financial statements for its fiscal year which ended March 31, 2001 as well as unaudited financial information for the first nine months through December 31, 2001 of its fiscal year ended March 31, 2002, as previously released. See Note 12, Restated Quarterly Financial Information (Unaudited), Notes to

Consolidated Financial Statements. Accordingly, the financial statements for affected periods and accompanying auditor's report should no longer be relied upon.

      In addition to the Audit Committee investigation, the Company conducted a review of the accounting records for fiscal 2001 and the first nine months through December 31, 2001 of fiscal 2002 and contracted KPMG LLP to audit the Company's restated consolidated financial statements for fiscal 2001. The cumulative restatement of the Company's fiscal 2001 decreased consolidated stockholders' equity as of March 31, 2001 by approximately $3,805 from amounts previously reported and increased the loss by $3,575.

      Following are the primary categories of restatement adjustments to the Company's previously reported financial results:

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 As of March 31, 2001
                                                                 --------------------
                                                                 As
                                                             Previously            As
                                                              Reported          Restated
                                                              --------          --------
ASSETS
Current Assets:
       Cash and cash equivalents                              $   3,900         $   4,032
       Accounts receivable, less allowance
         for doubtful accounts of $2,516                         43,222            42,071
       Inventories                                               22,298            20,689
       Prepaid expenses and other                                 4,734             4,092
       Deferred income taxes                                      2,688             2,526
                                                              ---------         ---------
             Total current assets                                76,842            73,410
                                                              ---------         ---------

PROPERTY, PLANT AND EQUIPMENT
  Land                                                              593               593
  Building and improvements                                       6,615             6,615
  Equipment, furniture and fixtures                              19,667            19,667
                                                              ---------         ---------
                                                                 26,875            26,875
  Less accumulated depreciation                                 (13,630)          (13,630)
                                                              ---------         ---------
  Property, plant and equipment, net                             13,245            13,245
                                                              ---------         ---------

Other Assets:
       Goodwill, net                                             37,139            37,139
       Deferred income taxes                                      6,056             6,512
       Other assets                                               4,852             5,245
                                                              ---------         ---------
             Total other assets                                  48,047            48,896
                                                              ---------         ---------
                                                              $ 138,134         $ 135,551
                                                              =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Short-term borrowings and current
         portion of long-term debt                            $     939         $     939
       Current portion of long-term debt                          2,216             2,216
       Accounts payable                                          14,007            13,897
       Accrued liabilities and other                             10,423            11,755
                                                              ---------         ---------
             Total current liabilities                           27,585            28,807
                                                              ---------         ---------

Long-term debt, net of current portion                           65,134            65,134

Commitments and contingencies                                        --                --

Minority interest                                                    92                92

Shareholders' Equity:
       Serial preferred shares, voting, no par value;
        1,000 shares authorized and unissued                         --                --
       Common shares, no par value, at stated value;
        40,000 shares authorized; 8,538 issued in 2001
        and 7,897 shares outstanding in 2001                      2,276             2,276
       Additional paid-in capital                                49,979            49,979
       Accumulated earnings                                       5,541             1,966
                                                              ---------         ---------
                                                                 57,796            54,221
       Accumulated other comprehensive loss                      (6,449)           (6,679)
       Common shares in treasury, at cost 641
         shares held in 2001                                     (6,024)           (6,024)
                                                              ---------         ---------
             Total shareholders' equity                          45,323            41,518
                                                              ---------         ---------
                                                              $ 138,134         $ 135,551
                                                              =========         =========

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  Year Ended March 31, 2001
                                                  -------------------------
                                                     As
                                                 Previously            As
                                                  Reported          Restated
                                                  --------          --------
Revenues                                          $ 165,416         $ 163,937

Cost of sales                                       115,154           116,734
Selling, general & administrative expenses           48,701            49,160
                                                  ---------         ---------

Operating income (loss)                               1,561            (1,957)

Interest expense                                      6,771             6,754
                                                  ---------         ---------

Loss before income taxes                             (5,210)           (8,711)

Provision for income taxes                             (504)             (430)
                                                  ---------         ---------

Net loss                                          $  (4,706)        $  (8,281)
                                                  =========         =========

Loss per share-
        Basic                                     $   (0.61)        $   (1.07)
        Diluted                                   $   (0.61)        $   (1.07)

Weighted average shares outstanding-
        Basic                                         7,736             7,736
        Diluted                                       7,736             7,736

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      Year Ended March 31, 2001
                                                                      -------------------------
                                                                         As
                                                                     Previously            As
                                                                      Reported          Restated
                                                                      --------          --------
Cash flows from operating activities:
      Net loss                                                       $  (4,706)        $  (8,281)
      Adjustments to reconcile net loss to net cash
          used for operations:
      Depreciation and amortization                                      5,809             5,809
      Asset impairment                                                     659               659
      401K matching contribution in Treasury shares                        361               361
      Deferred income taxes                                             (2,423)           (2,747)
      Loss on sale of assets                                              (100)             (100)
      Minority interest                                                    (53)              (53)
      Changes in operating assets and liabilities:
          Accounts receivable                                           (5,792)           (4,523)
          Inventories                                                      590             2,316
          Prepaid expenses and other                                     1,498             2,187
          Other assets                                                  (1,864)           (2,183)
          Accounts payable and accrued expenses                          2,813             3,437
                                                                     ---------         ---------
               Total adjustments                                         1,498             5,163
                                                                     ---------         ---------
               Net cash used by operating activities                    (3,208)           (3,118)
                                                                     ---------         ---------

Cash flows from investing activities:
      Additions to property, plant and equipment                        (2,282)           (2,282)
      Proceeds from disposal of property, plant and equipment              999               999
                                                                     ---------         ---------
               Net cash used by investing activities                    (1,283)           (1,283)
                                                                     ---------         ---------

Cash flows from financing activities:
      Long-term debt, net                                                6,924             6,924
      Repayment of other debt                                             (564)             (564)
      Net proceeds from issuance of Common Shares                          183               183
                                                                     ---------         ---------
               Net cash provided by financing activities                 6,543             6,543
                                                                     ---------         ---------

Effect of changes in foreign currency exchange rates on cash              (117)              (75)
                                                                     ---------         ---------

Net increase in cash                                                     1,935             2,067
Cash and cash equivalents at beginning of period                         1,965             1,965
                                                                     ---------         ---------
Cash and cash equivalents at end of period                           $   3,900         $   4,032
                                                                     =========         =========

3. ACQUISITIONS:

      The results of the various acquisitions have been included in the Company's results since the effective dates of the respective acquisitions. Pro forma results have not been presented as the effect of the individual acquisitions on the Company's consolidated financial statements were not material. No acquisitions were made by the Company in fiscal 2002 and 2001. The following is a discussion of acquisition activity for fiscal 2000:

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

      During fiscal 2000, the Company also completed three smaller acquisitions. The total cash purchase price for all three of these acquisitions was $3,800. The purchase agreements provide for post-closing purchase price adjustments. These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the respective purchase prices have been allocated to the related net assets acquired based upon their fair market values at the dates of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired totaled $1,726 and is being amortized over 20 years on a straight-line basis.

4. LONG-TERM DEBT:

      Long-term debt at March 31, 2002 and 2001 consisted of the following:

                                                                      AS RESTATED
                                                         2002             2001
                                                         ----             ----
Senior Notes, due 2008                                 $ 28,286         $ 30,000
Revolving Credit Facility                                32,045           35,435
Other                                                     2,355            2,854
                                                       --------         --------
                                                         62,686           68,289
Less: current portion                                    61,668            3,155
                                                       --------         --------
                                                       $  1,018         $ 65,134
                                                       ========         ========


      In March 1999, the Company entered into an $80 million revolving credit facility that expires on January 31, 2003 (the "Revolving Credit Facility"). Initial borrowings were used to repay existing domestic bank indebtedness. Through a series of subsequent amendments, including an amendment executed by the Company on February 11, 2002 ("February 2002 Amendment"), the size of the Revolving Credit Facility was reduced to $40 million. In addition, the February 2002 Amendment also provides that any payments made under the Senior Notes (see below) will result in a proportionate reduction in the lenders commitment under the Revolving Credit Agreement. At March 31, 2002 lenders commitments under the Revolving Credit Facility were limited to $37.7 million. Borrowings under the Revolving Credit Facility are further limited to borrowing base amounts as defined. The February 2002 Amendment provides for interest on borrowings at prime plus 2.50%. In addition, the February 2002 Amendment requires the Company to pay a facility fee of 0.75% on the commitment amount. Borrowings under the Revolving Credit Facility are secured by the Company's domestic accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate as well as certain assets in Canada. The Company has also pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The Revolving Credit Facility, as amended, requires the Company to maintain certain financial ratios and places limitations on the Company's ability to pay cash dividends, incur additional indebtedness and make investments, including acquisitions.

      At March 31, 2002, the Company was in violation of several financial covenants. These violations permit the lenders to cause the Revolving Credit Facility to become due prior to its stated maturity. As a result of the maturity, the Company has classified all of its outstanding indebtedness under the Revolving Credit Facility at March 31, 2002 as current. This Event of Default also restricts the Company from borrowing any additional funds under the Revolving Credit Facility and increases the interest rate on borrowings to prime plus 5.50%. The Company is continuing to make all required interest payments. The Company is currently negotiating with its lenders to amend this Revolving Credit Facility to address the Company's violations and to extend the expiration date. If the Company is unable to negotiate an amendment to the Revolving Credit Facility, it will be necessary for the Company to refinance or repay this debt. The Company cannot assure that it will be able to accomplish such a transaction on terms acceptable to the Company. Failure to do so would have a material adverse effect on the Company's liquidity and financial condition and could result in the Company's inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

      The weighted average interest rate on borrowings under the Revolving Credit Facility was 9.2% during fiscal 2002.

      In January 1998, the Company issued, through private placement, $30 million of Senior Notes due 2008 (the "Senior Notes"). The Senior Notes, as amended, bear interest at 10.6% effective April 15, 2001. In addition, the agreement relating to the Senior Notes, as amended, provides for an additional fee of 0.75% per annum on the outstanding principal amount of the Senior Notes for any quarter during which the ratio of debt to EBITDA equals or exceeds 4.00 to 1.00. The Senior Notes require monthly principal payments commencing in February 2002 and are secured equally and ratably with debt under the Revolving Credit Facility.

      The Company is required to maintain certain financial ratios under the Senior Notes. At March 31, 2002, the Company was in violation of several of these financial covenants. These violations permit the lender to cause the Senior Notes to become due prior to their stated maturity. As a result, the Company has classified all of its outstanding indebtedness under the Senior Notes at March 31, 2002 as current. The Company is continuing to make all required interest payments. The Company made its required principal payments through March 2002, but has not made the required monthly payments after March 2002. The Company is currently negotiating with its lender to amend the Senior Notes to eliminate the Company's violations and to amend the schedule of principal payments required. If the Company is unable to negotiate an amendment to the Senior Notes, it will be necessary for the Company to refinance or repay this debt. The Company cannot assure that it will be able to accomplish such a transaction on terms acceptable to the Company. Failure to do so would have a material adverse effect on the Company's liquidity and financial condition and could result in the Company's inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

      The weighted average interest rate on borrowings under the Senior Notes was 9.1% during fiscal 2002.

      Other long-term debt bears interest at various rates, which ranged from 6.2% to 7.0% at March 31, 2002 and March 31, 2001. The obligations mature at various intervals between 2003 and 2007.

      The Company's long-term debt excluding the Revolving Credit Facility and the Senior Notes, matures as follows: $313 in 2004, $313 in 2005, $313 in 2006 and $79 in 2007.

      The Company also maintains available lines of credit from various foreign banks, which are secured by the assets of certain foreign subsidiaries. Short-term borrowings amounted to $961 and $939 at March 31, 2002 and 2001, respectively, under these lines of credit. The interest rates on such borrowings at March 31, 2002 ranged from 7.0% to 11.0%.

      Based on the Events of Default which prevent the Company from accessing its Revolving Credit Facility, the Company can only obtain funds under its foreign credit facilities. Total availability under the foreign credit facilities at March 31, 2002, was approximately $4,799.

      Cash paid for interest totaled $6,633, $5,687 and $4,786 for fiscal year 2002, 2001 and 2000, respectively.

      In May 2002, with the assistance of strategic financial advisors, the Company developed a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt through restructuring, consolidation and divestiture of non-core businesses. Potential operating gains or losses may be experienced with the disposition of assets at the time of disposal during the implementation of the restructuring plan. Operating income improvements combined with debt reduction targets are expected to result. Implementation efforts are currently underway. As appropriate, the Company will report future quarterly and annual results separately for continuing operations and for discontinued operations.

      The Company is negotiating agreements with its lenders to amend the current Revolving Credit Facility and Senior Note agreements and to address existing violations. Among other things, we seek to revise principal amortization of the Senior Notes and obtain ongoing borrowing capacity under the Revolving Credit Facility, subject to applicable borrowing base and other provisions. In addition to other terms and conditions, we expect to incur interest rates on borrowings under the Revolving Credit Facility at a higher applicable margin than under its existing provisions. We also intend to seek during fiscal 2003 other financing to retire the Senior Notes and Revolving Credit Facility. There can be no assurance however that we will be able to amend the existing agreements or obtain other financing.

5. LEASES:

      The Company leases certain office and warehouse space and equipment under operating leases which expire at various dates through 2012. Future minimum rental payments under long-term lease agreements are as follows: $1,781 in 2003, $1,454 in 2004, $1,027 in 2005, $588 in 2006, $240 in 2007 and $522 after 2008 with a cumulative total of $5,612. In addition, the Company rents other property on a month-to-month basis.

      Total rental expense was $4,361, $4,164 and $3,600 for fiscal 2002, 2001 and 2000, respectively.

6. INCOME TAXES:

      The Company recorded a $10,261 charge to establish a valuation allowance for its net deferred tax assets and net operating loss carryforwards in the fourth quarter of fiscal year 2002. The valuation allowance was calculated in accordance with the provisions of SFAS 109. The Company intends to maintain a full valuation allowance of its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for foreign tax provisions, the Company expects to have no reported tax provision, net of valuation allowance adjustments.

      Components of income (loss) from continuing operations before income taxes as follows:

                                                      AS RESTATED
                                        2002             2001             2000
                                        ----             ----             ----
United States                         $    (60)        $ (5,338)        $    473
Foreign                                 (6,898)          (3,373)           2,775
                                      --------         --------         --------
                                      $ (6,958)        $ (8,711)        $  3,248
                                      ========         ========         ========

      Components of the provision for income taxes by jurisdiction follow:

                                                    AS RESTATED
                                       2002             2001             2000
                                       ----             ----             ----
Current   -- Federal                 $     --         $    431         $ (2,674)
          -- State and local               --               11             (102)
          -- Foreign                    1,518            1,892            2,178
                                     --------         --------         --------
                                        1,518            2,334             (598)
Deferred   -- Federal                   9,351           (2,313)           1,612
           -- State and local             (56)            (508)             154
           -- Foreign                     446               57              131
                                     --------         --------         --------
                                        9,741           (2,764)           1,897
                                     --------         --------         --------
                                     $ 11,259         $   (430)        $  1,299
                                     ========         ========         ========

      Differences between the statutory United States federal income tax rate (34%) and the effective income tax rate are as follows:

                                                     AS RESTATED
                                       2002             2001             2000
                                       ----             ----             ----
Federal income tax provision
  (benefit) at statutory rate        $ (2,366)        $ (2,962)        $  1,104
State income taxes, net                    --             (303)              34
Foreign tax rate differential           2,999            2,288               66
Meals and entertainment                   179              198              219
Valuation allowance                    10,261               --               --
Other                                     186              349             (124)
                                     --------         --------         --------
Effective income tax                 $ 11,259         $   (430)        $  1,299
                                     ========         ========         ========

      Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following at March 31, 2002 and 2001:

                                                                       AS RESTATED
                                                          2002            2001
                                                          ----            ----
DEFERRED TAX ASSETS
  Bad debts                                             $    590        $    458
  Other reserves                                           1,267           1,329
  Uniform cost capitalization                                 27             217
  Accrued expenses                                           671             512
  Pension and other benefit reserves                         654             586
  Minimum tax credit                                         557             557
  Federal net operating loss carryforward                  6,285           5,667
  State net operating loss carryforwards                     714             725
  Other                                                      710             636
                                                        --------        --------
         Total deferred tax assets                        11,475          10,687

                                                                      AS RESTATED
                                                       2002              2001
                                                       ----              ----
DEFERRED TAX LIABILITIES
  Fixed assets                                           (673)             (917)
  Other                                                  (938)             (732)
                                                     --------          --------
         Total deferred tax liabilities                (1,611)           (1,649)
                                                     --------          --------
Valuation allowance                                   (10,261)               --
                                                     --------          --------
Total net deferred taxes                             $   (397)         $  9,038
                                                     ========          ========

      Accrued liabilities included $375 and $588 at March 31, 2002 and 2001, respectively, related to accrued income taxes.

      No income tax benefit for United States income tax on approximately $9,031 of undistributed losses of foreign subsidiaries at March 31, 2002 has been made. Determination of the amount of the unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries is not practicable.

      The Company had state net operating loss carryforwards of approximately $13,521 at March 31, 2002. At March 31, 2002, the Company had federal net operating loss carryforwards of $18,188, which expire through 2022. The Company also has federal credit carryforwards of $557 at March 31, 2002 relating to non-expiring alternative minimum tax credits.

      Cash paid for income taxes totaled $1,603, $1,897 and $2,471 for fiscal 2002, 2001 and 2000, respectively.

7. EMPLOYEE BENEFIT PLANS:

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

      The following table sets forth the change in benefit obligation, change in plan assets, funded status, Consolidated Balance Sheets presentation, net periodic pension benefit cost and the relevant assumptions for the Company's defined benefit pension plan at March 31:

                                                                         AS RESTATED
                                                           2002             2001
                                                           ----             ----
Change in benefit obligation:
  Benefit obligation at beginning of year                $  3,651         $  3,745
    Service cost                                               --               --
    Interest cost                                             218              211
    Assumption change                                          --             (221)
    Benefits paid                                             (53)             (84)
                                                         --------         --------
Benefit obligation at end of year                        $  3,816         $  3,651

Change in plan assets
  Fair value of plan assets at beginning of year         $  2,933         $  3,145
    Employer contributions                                    137              126
    Benefits paid                                             (53)             (84)
    Investment return                                          17             (254)
                                                         --------         --------
  Fair value of plan assets at end of year               $  3,034         $  2,933

Funded status                                            $   (782)        $   (718)

Amounts recognized in Consolidated Balance Sheets
  Accrued benefit liability                              $    (68)        $   (210)
  Minimum pension liability                                  (714)            (508)

                                                                  As Restated
                                                     2002              2001              2000
                                                     ----              ----              ----
Net periodic pension benefit cost
  Service cost                                     $     --          $     --          $    216
  Interest cost                                         218               211               245
  Actual return on assets                              (239)             (256)             (485)
  Net amortization and deferral                          17                --               245
                                                   --------          --------          --------
Net periodic pension cost                          $     (4)         $    (45)         $    221

Weighted-average assumptions as of March 31
  Discount rate                                         6.0%              6.5%              6.5%
  Long-term rate of return on plan assets               8.0%              8.5%              8.5%
  Rate of increase in compensation level                N/A               N/A               4.5%

      The Company also maintains the Corrpro Companies, Inc. 401(k) Savings Plan for all eligible employees in the United States under Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make contributions to the plan. In addition, the plan permits matching contributions. Effective October 1, 2000, the Company began matching employee contributions with treasury shares. For fiscal year 2002 and 2001, the Company issued 375 and 148 treasury shares for the Company's matching portion. Total matching contributions in cash and treasury shares totaled $977, $973 and $924 in fiscal 2002, 2001 and 2000, respectively.

      Effective April 2002, the Company has suspended the Company match.

      The Company has entered into an agreement with one of its executives which provides, among other things, that such employee shall be eligible to receive retirement income, with a lifetime survivor benefit, in an amount equal to 50% of base salary. The Company is providing for this deferred compensation benefit over the term of the agreement.

8. SHAREHOLDERS' EQUITY:

   Stock Repurchase Program

      In November 1996, the Board of Directors authorized a program to repurchase up to 750 shares of the Company's outstanding common shares. In April 1999, the Board of Directors authorized the repurchase of up to an additional 750 outstanding common shares. No shares were repurchased in fiscal 2002 or 2001 under this program. During fiscal 2000, the Company repurchased approximately 153 shares, at a total cost of $1,429 under this program. The Company's Revolving Credit Facility, as amended, provides for limitations on the Company's ability to repurchase its outstanding common shares.

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

      In fiscal 2001, the Company adopted a plan whereby holders of stock options covered under the 1997 Option Plan could surrender options previously granted with the understanding that a like number of options would be granted no sooner than six months after surrender. Accordingly, options for 654 shares with exercise prices ranging from $5.25 to $14.96 were surrendered during December 2000. Subsequently, in June 2001, the Company reissued options for 648 shares with a price of $2.55, the market price.

      Shares for issuance under equity compensation plans does not include the Company's 2001 Non-Employee Directors' Stock Appreciation Rights Plan which has not been approved by its shareholders. Under this plan, non-employee directors received a one-time grant of vested stock appreciation rights as part of their compensation for serving as directors. The stock appreciation rights entitle each eligible director to be paid in cash, subject to the applicable terms and conditions of the grant, on or after May 17, 2006, the amount of appreciation in the fair market value of 10,000 Common Shares between May 17, 2001 and May 17, 2006. Currently, three such non-employee directors hold such stock appreciation rights.

      Stock option activity for the Company during fiscal 2002, 2001 and 2000 was as follows:

NUMBER OF SHARES                                2002             2001             2000
----------------                                ----             ----             ----
Options outstanding, beginning of year             757            1,107            1,229
Granted                                            676              425               45
Exercised                                           --               (2)             (82)
Expired, canceled or surrendered                  (130)            (773)             (85)
                                              --------         --------         --------
Outstanding, end of year                         1,303              757            1,107
                                              --------         --------         --------

Exercisable, end of year                           305              444              907
Available for grant, end of year                 1,014              891              568

Price range of options:
   Granted                                    $   1.30 to      $   3.69 to      $   5.25 to
                                              $   3.05         $   4.00         $   9.94

   Exercised                                       N/A         $   1.86         $   1.86 to
                                                                                $   7.75
   Options outstanding, end of year           $   1.30 to      $   1.86 to      $   1.86 to
                                              $  13.78         $  13.78         $  17.33

      Of the options shares outstanding at March 31, 2002, 1,108 shares outstanding were in a price range of $1.30 to $3.75. The remaining 195 options shares outstanding were at a price range from $4.00 to $13.78.

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and will continue to account for stock-based compensation using the intrinsic value method under APB No. 25 "Accounting for Stock Issued to Employees." Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's income from continuing operations and income from continuing operations per share would have been reduced to the pro forma amounts indicated below:

                                                                                        AS RESTATED
                                                                         2002               2001               2000
                                                                         ----               ----               ----
Income (loss) from continuing operations:
     As reported                                                     $  (18,217)        $   (8,281)        $    1,949
     Pro forma                                                          (18,339)            (8,688)             1,506

Income (loss) from continuing operations per share - Basic:
     As reported                                                     $    (2.24)        $    (1.07)        $     0.25
     Pro forma                                                            (2.26)             (1.12)              0.20

Income (loss) from continuing operations per share - Diluted:
     As reported                                                     $    (2.24)        $    (1.07)        $     0.25
     Pro forma                                                            (2.26)             (1.12)              0.19

      All options were granted at an exercise price equal to the market price of the Company's common stock at the date of the grant. The weighted-average fair value price at the date of grant for options granted during fiscal 2002, 2001 and 2000 was $3.70, $3.75 and $5.63 per option, respectively. For purposes of this pro forma, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The significant assumptions used were risk-free interest rates ranging from 4.2% to 7.0%, expected volatility of 113.5% for 2002, 46.5% for 2001 and 49.0% for 2000, an expected life of 10 years and no expected dividends.

10. BUSINESS SEGMENTS:

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

International Operations. The International Operations segment consists of the Company's operations in Europe, the Middle East and Asia, which provide corrosion control products and services to customers in the petroleum, utility, industrial, marine and offshore markets, as well as to governmental entities in connection with their infrastructure assets. This segment includes the operations of our Australian subsidiary that became subject to voluntary administration on March 21, 2002.

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

Financial information relating to the Company's operations by segment are presented below:

                                                                           AS RESTATED
                                                             2002              2001              2000
                                                             ----              ----              ----
Revenue:
  Domestic Core Operations                                $ 101,549         $  99,684         $  98,727
  Canadian Operations                                        21,277            24,328            26,189
  International Operations                                   37,326            36,877            41,965
  Other Operations                                           12,052             9,042            10,834
  Eliminations                                                  (14)           (5,994)           (9,273)
                                                          ---------         ---------         ---------
                                                          $ 172,190         $ 163,937         $ 168,442
                                                          =========         =========         =========
Operating Income (Loss):
  Domestic Core Operations                                $  14,980         $  12,483         $  15,389
  Canadian Operations                                         2,850             4,193             5,072
  International Operations                                   (4,343)           (1,992)            3,862
  Other Operations                                            1,466             1,322               698
  Corporate Related Costs, Unusual Items and Other          (14,559)          (17,963)          (16,434)
                                                          ---------         ---------         ---------
                                                          $     394         $  (1,957)        $   8,587
                                                          =========         =========         =========
Total Assets:
  Domestic Core Operations                                $  73,241         $  77,462
  Canadian Operations                                        21,588            22,217
  International Operations                                    4,736            17,060
  Other Operations                                            7,801             7,177
  Corporate Related Assets and Other                          2,087            11,635
                                                          ---------         ---------
                                                          $ 109,453         $ 135,551
                                                          =========         =========

                                                                              AS RESTATED
                                                                 2002             2001             2000
                                                                 ----             ----             ----
Capital Expenditures, Net of Proceeds from Retirements:
  Domestic Core Operations                                     $   (511)        $  1,322         $  2,220
  Canadian Operations                                                 6              (91)             851
  International Operations                                          108              247             (139)
  Other Operations                                                  120              (40)             122
  Corporate Related Capital Expenditures                             86             (155)             400
                                                               --------         --------         --------
                                                               $   (191)        $  1,283         $  3,454
                                                               ========         ========         ========

Depreciation and Amortization:
  Domestic Core Operations                                     $  1,566         $  1,727         $  1,439
  Canadian Operations                                               683              729              730
  International Operations                                        1,009            1,102            1,226
  Other Operations                                                  777              617              567
  Corporate Related Depreciation and Amortization                 1,782            1,634            2,128
                                                               --------         --------         --------
                                                               $  5,817         $  5,809         $  6,090
                                                               ========         ========         ========

11. NET ASSETS HELD FOR SALE:

      In fiscal 2000, the Company completed the disposition of its UK and Asia foundry operations. The divested UK and Asia foundry operations are reported as discontinued operations and the consolidated financial statements have been reclassified to report separately the results of operations of the divested foundries.

      As a result of these divestitures, the Company recorded a loss on disposal of $4,610 ($4,264 net of related tax benefit) in fiscal 2000. The loss included $3,000 related to the write-off of goodwill and $1,610 of other costs including severance payments and transaction related expenses. The Company allocated interest of $45 in 2000 based on the proceeds realized from the divestiture. Revenues from the UK and Asia foundry operations, which are excluded from consolidated revenues, totaled $6,416 in 2000. The revenues included intercompany sales of $2,122 in 2000. Loss from discontinued operations totaled $(353) in 2000.

12. RESTATED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

      The following quarterly financial information for the Company's fiscal year ended March 31, 2002 is, by means of this filing, being restated to reflect certain adjustments discussed in Note 2.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          Year Ended March 31, 2002
                                        ------------------------------------------------------------------------------------------
                                              First Quarter                    Second Quarter                   Third Quarter
                                              -------------                    --------------                   -------------
                                        Previously          As           Previously          As          Previously          As
                                         Reported        Restated         Reported        Restated        Reported        Restated
                                         --------        --------         --------        --------        --------        --------
Revenues                                 $ 44,377        $ 44,071         $ 43,231        $ 42,717        $ 47,081        $ 46,999

Cost of sales                              30,967          30,951           28,950          29,030          33,166          33,325
Selling, general & administrative
  expenses                                 11,202          11,233           10,742          10,902          10,830          10,894
                                         --------        --------         --------        --------        --------        --------

Operating income                            2,208           1,887            3,539           2,785           3,085           2,780

Interest expense                            1,820           1,833            1,924           1,933           1,819           1,822
                                         --------        --------         --------        --------        --------        --------

Income (loss) before income taxes             388              54            1,615             852           1,266             958

Provision for income taxes                    163             320              718             718             721             880
                                         --------        --------         --------        --------        --------        --------

Net income (loss)                        $    225        $   (266)        $    897        $    134        $    545        $     78
                                         ========        ========         ========        ========        ========        ========

Earnings (loss) per share:
      Basic                              $   0.03        $  (0.03)        $   0.11        $   0.02        $   0.07        $   0.01
      Diluted                            $   0.03        $  (0.03)        $   0.11        $   0.02        $   0.07        $   0.01

Weighted average shares:
      Basic                                 7,960           7,960            8,073           8,073           8,179           8,179
      Diluted                               7,978           7,960            8,104           8,104           8,199           8,199

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        Year Ended March 31, 2002
                                          -------------------------------------------------------------------------------------
                                                 First Quarter                Second Quarter                 Third Quarter
                                                 -------------                --------------                 -------------
                                          Previously          As        Previously         As         Previously         As
                                           Reported       Restated       Reported       Restated       Reported       Restated
                                           --------       --------       --------       --------       --------       --------
ASSETS
Current Assets:
       Cash and cash equivalents           $   3,279      $   3,206      $   4,399      $   4,373      $   4,908      $   4,946
       Accounts receivable, net               47,106         46,107         38,861         37,983         39,445         38,486
       Inventories                            20,499         19,083         21,482         20,200         19,956         18,466
       Prepaid expenses and other              6,837          5,990          7,679          6,846          6,830          5,983
       Deferred income taxes                   2,697          2,526          2,691          2,526          2,662          2,526
                                           ---------      ---------      ---------      ---------      ---------      ---------
            Total current assets              80,418         76,912         75,112         71,928         73,801         70,407
                                           ---------      ---------      ---------      ---------      ---------      ---------

Property, plant and equipment, net            12,632         12,530         11,735         11,636         11,241         11,241

Other Assets:
       Goodwill                               37,250         37,352         37,008         37,107         36,519         36,621
       Other assets                           11,077         11,904         11,015         11,840         10,821         11,632
                                           ---------      ---------      ---------      ---------      ---------      ---------
            Total other assets                48,327         49,256         48,023         48,947         47,340         48,253
                                           ---------      ---------      ---------      ---------      ---------      ---------
                                           $ 141,377      $ 138,698      $ 134,870      $ 132,511      $ 132,382      $ 129,901
                                           =========      =========      =========      =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Short-term borrowings and
         current portion of
         long-term debt                    $   5,881      $   5,881      $   6,276      $   6,276      $   8,108      $   8,108
       Accounts payable                       15,206         15,257         12,805         13,341         11,692         12,182
       Accrued liabilities and other           8,651         10,394          9,081         11,230          9,412         12,135
                                           ---------      ---------      ---------      ---------      ---------      ---------
            Total current liabilities         29,738         31,532         28,162         30,847         29,212         32,425
                                           ---------      ---------      ---------      ---------      ---------      ---------

Long-term debt, net of current portion        65,126         65,126         59,300         59,300         54,653         54,653

Commitments and contingencies                     --             --             --             --             --             --

Minority interest                                 90             90             58             58             56             56

Shareholders' Equity:
       Serial preferred shares                    --             --             --             --             --             --
       Common shares                           2,276          2,276          2,276          2,276          2,276          2,276
       Additional paid-in capital             49,047         49,047         48,141         48,140         47,337         47,337
       Accumulated earnings                    5,766          1,700          6,663          1,834          7,208          1,912
                                           ---------      ---------      ---------      ---------      ---------      ---------
                                              57,089         53,023         57,080         52,250         56,821         51,525
       Accumulated other
         comprehensive loss                   (5,789)        (6,196)        (6,048)        (6,262)        (5,721)        (6,119)
       Common shares in treasury,
         at cost                              (4,877)        (4,877)        (3,682)        (3,682)        (2,639)        (2,639)
                                           ---------      ---------      ---------      ---------      ---------      ---------
            Total shareholders' equity        46,423         41,950         47,350         42,306         48,461         42,767
                                           ---------      ---------      ---------      ---------      ---------      ---------
                                           $ 141,377      $ 138,698      $ 134,870      $ 132,511      $ 132,382      $ 129,901
                                           =========      =========      =========      =========      =========      =========

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                Year Ended March 31, 2002
                                                         ---------------------------------------------------------------------
                                                           Three Months Ended       Six Months Ended        Nine Months Ended
                                                           ------------------       ----------------        -----------------
                                                         Previously      As      Previously      As      Previously      As
                                                          Reported    Restated    Reported    Restated    Reported    Restated
                                                          --------    --------    --------    --------    --------    --------
Cash flows from operating activities:
       Net income (loss)                                   $   225     $  (266)    $ 1,122     $  (132)    $ 1,667     $   (54)
       Adjustments to reconcile net income (loss)
           to net cash provided (used) for operations:
       Depreciation and amortization                         1,354       1,354       2,861       2,861       4,334       4,334
       401K matching contribution in Treasury shares           215         215         465         465         704         704
       Deferred income taxes                                    (9)         (1)         (3)         (1)         25          (1)
       (Gain) loss on sale of assets                             8           8         (86)        (86)        (79)        (79)
       Minority interest                                        (1)         (1)        (36)        (36)        (37)        (37)
       Changes in operating assets and liabilities:
           Accounts receivable                              (3,609)     (3,786)      4,226       3,971       3,696       3,528
           Inventories                                       1,965       1,750         920         602       2,581       2,457
           Prepaid expenses and other                       (2,156)     (1,970)     (3,606)     (3,419)     (2,664)     (2,477)
           Other assets                                       (572)       (400)       (614)       (762)       (960)       (965)
           Accounts payable and accrued expenses              (369)        (94)     (2,026)       (480)     (2,725)       (825)
                                                           -------     -------     -------     -------     -------     -------
                Total adjustments                           (3,174)     (2,925)      2,101       3,115       4,875       6,639
                                                           -------     -------     -------     -------     -------     -------
                Net cash provided (used)
                  by operating activities                   (2,949)     (3,191)      3,223       2,983       6,542       6,585
                                                           -------     -------     -------     -------     -------     -------

Cash flows from investing activities:
       Additions to property, plant and equipment             (317)       (220)       (433)       (337)       (753)       (753)
       Proceeds from disposal of property,
         plant and equipment                                   377         377         615         615         655         655
                                                           -------     -------     -------     -------     -------     -------
                Net cash provided (used)
                  by investing activities                       60         157         182         278         (98)        (98)
                                                           -------     -------     -------     -------     -------     -------

Cash flows from financing activities:
       Net (payments) borrowings under revolving credit
         facility and lines of credit                        2,419       2,419      (2,706)     (2,706)     (5,112)     (5,112)
       Net payments under other long-term debt                (138)       (138)       (295)       (295)       (398)       (398)
       Net payments from issuance of Common Shares              --          --          --          --          --          --
       Net proceeds from employee stock purchase plan           --          --          40          40          40          40
                                                           -------     -------     -------     -------     -------     -------
                Net cash provided (used)
                  by financing activities                    2,281       2,281      (2,961)     (2,961)     (5,470)     (5,470)
                                                           -------     -------     -------     -------     -------     -------

Effect of changes in foreign currency exchange rates
 on cash                                                       (13)        (73)         55          41          34        (103)
                                                           -------     -------     -------     -------     -------     -------

Net increase (decrease) in cash                               (621)       (826)        499         341       1,008         914
Cash and cash equivalents at beginning of period             3,900       4,032       3,900       4,032       3,900       4,032
                                                           -------     -------     -------     -------     -------     -------
Cash and cash equivalents at end of period                 $ 3,279     $ 3,206     $ 4,399     $ 4,373     $ 4,908     $ 4,946
                                                           =======     =======     =======     =======     =======     =======

      The following quarterly financial information for the Company's fiscal year ended March 31, 2001 is, by means of this filing, being restated to reflect certain adjustments discussed in Note 2.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           Year Ended March 31, 2001
                               -------------------------------------------------------------------------------
                                     First Quarter              Second Quarter              Third Quarter
                                     -------------              --------------              -------------
                               Previously        As        Previously        As        Previously        As
                                Reported      Restated      Reported      Restated      Reported      Restated
                                --------      --------      --------      --------      --------      --------
Revenues                        $ 40,760      $ 40,496      $ 43,486      $ 43,440      $ 42,709      $ 42,452

Cost of sales                     27,045        27,044        29,483        29,483        29,296        29,297
Selling, general &
  administrative expenses         11,660        11,660        11,710        11,710        10,692        10,692
                                --------      --------      --------      --------      --------      --------

Operating income                   2,055         1,792         2,293         2,247         2,721         2,463

Interest expense                   1,456         1,456         1,571         1,571         1,747         1,747
                                --------      --------      --------      --------      --------      --------

Income before income taxes           599           336           722           676           974           716

Provision for income taxes           239           240           288           288           391           389
                                --------      --------      --------      --------      --------      --------

Net income                      $    360      $     96      $    434      $    388      $    583      $    327
                                ========      ========      ========      ========      ========      ========

Earnings per share:
      Basic                     $   0.05      $   0.01      $   0.06      $   0.05      $   0.08      $   0.04
      Diluted                   $   0.05      $   0.01      $   0.06      $   0.05      $   0.07      $   0.04

Weighted average shares:
      Basic                        7,687         7,687         7,706         7,706         7,731         7,731
      Diluted                      7,748         7,748         7,760         7,760         7,783         7,783

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    CONTINUED

                               Year Ended March 31, 2001
                               -------------------------
                                    Fourth Quarter
                                    --------------
                               Previously         As
                                Reported       Restated
                                --------       --------
Revenues                        $ 38,461       $ 37,549

Cost of sales                     29,330         30,910
Selling, general &
  administrative expenses         14,639         15,098
                                --------       --------

Operating loss                    (5,508)        (8,459)

Interest expense                   1,997          1,980
                                --------       --------

Loss before income taxes          (7,505)       (10,439)

Provision for income taxes        (1,422)        (1,347)
                                --------       --------

Net loss                        $ (6,083)      $ (9,092)
                                ========       ========

Loss per share:
      Basic                     $  (0.78)      $  (1.16)
      Diluted                   $  (0.78)      $  (1.16)

Weighted average shares:
      Basic                        7,822          7,822
      Diluted                      7,822          7,822

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        Year Ended March 31, 2001
                                          -------------------------------------------------------------------------------------
                                                First Quarter                 Second Quarter                 Third Quarter
                                                -------------                 --------------                 -------------
                                          Previously         As         Previously         As         Previously         As
                                           Reported       Restated       Reported       Restated       Reported       Restated
                                           --------       --------       --------       --------       --------       --------
ASSETS
Current Assets:
       Cash and cash equivalents           $   2,048      $   2,048      $   2,502      $   2,502      $   1,581      $   1,581
       Accounts receivable, net               40,840         40,576         46,332         46,022         45,692         45,125
       Inventories                            23,855         23,855         24,196         24,196         24,022         24,022
       Prepaid expenses and other             11,613          9,125         11,320          8,852         10,053          7,578
       Deferred income taxes                      --          2,488             --          2,469             --          2,475
                                           ---------      ---------      ---------      ---------      ---------      ---------
            Total current assets              78,356         78,092         84,350         84,041         81,348         80,781
                                           ---------      ---------      ---------      ---------      ---------      ---------

Property, plant and equipment, net            15,828         15,828         15,571         15,571         14,668         14,668

Other Assets:
       Goodwill                               39,395         39,395         38,414         38,414         39,135         39,135
       Other assets                           10,187          9,067          9,948          8,830          9,833          8,356
                                           ---------      ---------      ---------      ---------      ---------      ---------
            Total other assets                49,582         48,462         48,362         47,244         48,968         47,491
                                           ---------      ---------      ---------      ---------      ---------      ---------
                                           $ 143,766      $ 142,382      $ 148,283      $ 146,856      $ 144,984      $ 142,940
                                           =========      =========      =========      =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Short-term borrowings and
         current portion of
         long-term debt                    $   2,114      $   2,114      $   2,217      $   2,217      $   1,191      $   1,191
       Accounts payable                       14,642         14,642         17,569         17,569         15,297         15,297
       Accrued liabilities and other           8,164          8,164          7,662          7,662          7,618          7,618
                                           ---------      ---------      ---------      ---------      ---------      ---------
            Total current liabilities         24,920         24,920         27,448         27,448         24,106         24,106
                                           ---------      ---------      ---------      ---------      ---------      ---------

Long-term debt, net of current portion        63,966         63,966         66,629         66,629         65,435         65,435

Deferred income taxes                          1,120             --          1,118             --          1,477             --

Commitments and contingencies                     --             --             --             --             --             --

Minority interest                                192            192            100            100             88             88

Shareholders' Equity:
       Serial preferred shares                    --             --             --             --             --             --
       Common shares                           2,276          2,276          2,284          2,284          2,276          2,276
       Additional paid-in capital             51,486         51,486         51,259         51,259         51,013         51,013
       Accumulated earnings                   10,607         10,343         11,041         10,732         11,624         11,057
                                           ---------      ---------      ---------      ---------      ---------      ---------
                                              64,369         64,105         64,584         64,275         64,913         64,346
       Accumulated other
         comprehensive loss                   (2,726)        (2,726)        (3,833)        (3,833)        (3,662)        (3,662)
       Common shares in treasury,
         at cost                              (8,075)        (8,075)        (7,763)        (7,763)        (7,373)        (7,373)
                                           ---------      ---------      ---------      ---------      ---------      ---------
            Total shareholders' equity        53,568         53,304         52,988         52,679         53,878         53,311
                                           ---------      ---------      ---------      ---------      ---------      ---------
                                           $ 143,766      $ 142,382      $ 148,283      $ 146,856      $ 144,984      $ 142,940
                                           =========      =========      =========      =========      =========      =========

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                Year Ended March 31, 2001
                                                         ---------------------------------------------------------------------
                                                           Three Months Ended       Six Months Ended        Nine Months Ended
                                                           ------------------       ----------------        -----------------
                                                         Previously      As      Previously      As      Previously      As
                                                          Reported    Restated    Reported    Restated    Reported    Restated
                                                          --------    --------    --------    --------    --------    --------
Cash flows from operating activities:
       Net income                                          $   360     $    96     $   794     $   484     $ 1,377     $   811
       Adjustments to reconcile net income
           to net cash provided (used) for operations:
       Depreciation and amortization                         1,372       1,372       2,903       2,903       4,462       4,462
       401K matching contribution in Treasury shares            --          --          --          --         221         221
       Deferred income taxes                                    52          52          95          95         437         437
       (Gain) loss on sale of assets                           (44)        (44)        (46)        (46)        (82)        (82)
       Minority interest                                        50          50         (48)        (48)        (62)        (62)
       Changes in operating assets and liabilities:
           Accounts receivable                              (2,410)     (2,146)     (8,170)     (7,860)     (7,420)     (6,854)
           Inventories                                          16          16        (655)       (655)       (488)       (488)
           Prepaid expenses and other                       (2,185)     (2,185)     (2,190)     (2,190)     (2,095)     (2,095)
           Other assets                                       (427)       (427)        (31)        (31)         71          71
           Accounts payable and accrued expenses                77          77       2,470       2,470        (144)       (144)
                                                           -------     -------     -------     -------     -------     -------
                Total adjustments                           (3,499)     (3,235)     (5,672)     (5,362)     (5,100)     (4,534)
                                                           -------     -------     -------     -------     -------     -------
                Net cash provided (used)
                  by operating activities                   (3,139)     (3,139)     (4,878)     (4,878)     (3,723)     (3,723)
                                                           -------     -------     -------     -------     -------     -------

Cash flows from investing activities:
       Additions to property, plant and equipment             (875)       (875)     (1,576)     (1,576)       (972)       (972)
       Proceeds from disposal of property, plant
         and equipment                                         348         348         348         348          --          --
                                                           -------     -------     -------     -------     -------     -------
                Net cash provided (used)
                  by investing activities                     (527)       (527)     (1,228)     (1,228)       (972)       (972)
                                                           -------     -------     -------     -------     -------     -------

Cash flows from financing activities:
       Net (payments) borrowings under revolving credit
         facility and lines of credit                        3,916       3,916       7,198       7,198       4,733       4,733
       Net payments under other long-term debt                (130)       (130)       (601)       (601)       (479)       (479)
       Net payments from issuance of Common Shares              --          --           4           4          --          --
       Net proceeds from employee stock purchase plan           --          --          89          89          93          93
                                                           -------     -------     -------     -------     -------     -------
                Net cash provided (used)
                  by financing activities                    3,786       3,786       6,690       6,690       4,347       4,347
                                                           -------     -------     -------     -------     -------     -------

Effect of changes in foreign currency exchange rates
  on cash                                                      (37)        (37)        (47)        (47)        (36)        (36)
                                                           -------     -------     -------     -------     -------     -------

Net increase (decrease) in cash                                 83          83         537         537        (384)       (384)
Cash and cash equivalents at beginning of period             1,965       1,965       1,965       1,965       1,965       1,965
                                                           -------     -------     -------     -------     -------     -------
Cash and cash equivalents at end of period                 $ 2,048     $ 2,048     $ 2,502     $ 2,502     $ 1,581     $ 1,581
                                                           =======     =======     =======     =======     =======     =======

13. LEGAL MATTERS:

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

      As a result of these proceedings, the MDEQ's administrative decision finding that certain of our assessment methodologies were not approved in full was upheld, but the MDEQ was found not to have jurisdiction to enforce its decision against us. In July 2002, the MDEQ sent certain underground storage tank owners and operators who may have relied on our method of assessment a notice informing them that certain of such owners and operators' tanks were improperly upgraded, that such owners and operators are to provide to MDEQ upon request evidence that they have conducted state required tank tightness testing, and certain of such tanks must be internally inspected. MDEQ also advised that internally inspected tanks that do not satisfy applicable criteria should be taken out-of-service and removed from the ground. There can be no assurance that the MDEQ will not take further action against underground storage tank owners or operators.

      On July 25, 2002, a summons and complaint was issued from the Circuit Court for the County of Ingham, Michigan. The action was commenced by Blogett Oil Company, Inc. and other owners and operators of underground storage tanks systems on behalf of themselves and others similarly situated. The complaint relates to the MDEQ regulatory proceeding described immediately above and names both the Company and MDEQ. The plaintiffs seek an unspecified amount of damages in excess of $25 from Corrpro. The plaintiffs also seek injunctive relief prohibiting the MDEQ from declaring that underground storage tanks upgraded by the Company do not meet the current requirement for corrosion protection set forth by law. The Company is unable at this time to make a determination as to whether an adverse outcome is likely and whether an adverse outcome would have a materially adverse affect on its operations or financial condition.

      During fiscal 2001, the Company discovered that a former employee used an incorrect assessment standard in connection with the evaluation of whether certain underground storage tanks located at as many as 67 sites were eligible for upgrade using cathodic protection. Such evaluations were done using one of the approved assessment methodologies. The tanks at these sites, which are located in five states, were subsequently upgraded using cathodic protection which arrests corrosion. These tanks are also subject to ongoing leak detection requirements. Based on the Company's review of available information and governmental records, the Company believes that there have not been any releases from the affected tanks as a result of the actions of the former employee. The Company has contacted, and in October and November 2000 met with, officials from the EPA and officials from the corresponding environmental protection agencies of the five states involved to discuss this matter. It is the Company's understanding that none of the states nor the EPA intend to take any enforcement action as a result of the use of the inaccurate standard by the former employee. The Company is currently working with the states and the EPA to develop and implement field investigation procedures to assess the current status of the affected sites. Based on currently available information, the Company does not believe that the cost of field investigation procedures for this matter will have a material effect on the future operations, financial position or cash flows of the Company.

      The Company is a defendant in a purported class action suit filed on June 24, 2002, in the United States District Court, Northern District of Ohio, Eastern Division by Russell J. Stambaugh. The complaint also names certain former and current officers and a director of the Company. The complaint was purportedly filed on behalf of all persons who purchased Corrpro Common Shares during the period April 1, 2000 through March 20, 2002 and alleges violations of the federal securities laws resulting in artificially inflated prices of the Company's Common Shares during the class period. The complaint relates to the Company's announcement that it had discovered accounting irregularities caused by apparent internal misconduct in its Australian subsidiary. The plaintiff seeks a declaration of the action as a proper class action and certifying plaintiff as class representative. The plaintiff also seeks unspecified compensatory damages, fees and expenses. The Company is unable at this time to make a determination as to whether an adverse outcome is likely and whether an adverse outcome would have a materially adverse affect on its operations or financial condition.

      Company management discovered accounting irregularities at the Australian subsidiary in early calendar 2002 and upon discovery immediately began an internal investigation, which has been conducted under the direction of the Audit Committee of its Board of Directors. The Australian Securities and Investments Commission has commenced an independent investigation of the accounting irregularities. Corrpro voluntarily disclosed this matter to the SEC, which has commenced a formal inquiry. Corrpro is cooperating with both commissions.

      The Company is subject to other legal proceedings and claims which arise in the ordinary course of business.

14. CORRPRO COMPANIES AUSTRALIA:

      On March 20, 2002, the Company announced that it had discovered accounting irregularities caused by apparent internal misconduct in its Australian subsidiary. The accounting irregularities involved the overstatement of revenues and understatement of expenses by the Australian companies. The irregularities were discovered by Corrpro management in connection with an internal review of the subsidiary's working capital management practices and cash flow problems inconsistent with the subsidiary's reported results. Upon discovering the irregularities, the Company immediately began an internal investigation conducted under the direction of the Audit Committee of its Board of Directors. The Audit Committee subsequently retained special counsel in connection with the investigation and retained the forensic investigation unit of the accounting firm, Deloitte Touche Tohmatsu.

      The Australian subsidiary appointed an administrator and commenced voluntary administration proceedings, a process under Australian law providing relief from creditors of Australian companies. As a result of the appointment, the Company no longer controlled the Australian subsidiary and the Company recorded a charge to earnings in the fiscal fourth quarter ended March 31, 2002 for its loss on investment related to the subsidiary.

      On April 24, 2002, the creditors of the Australian subsidiary resolved that the Administrators of the Australian subsidiary should enter into a Deed of Company Arrangement. The Deed of Company Arrangement became effective May 1, 2002. The arrangement requires the Australian subsidiary to make unsecured payments to the Administrators for the Administrator's fees, certain employee benefit programs and unsecured creditors. The Company is not required to fund any of these unsecured payments. The Company did guarantee payment of the Australian subsidiary's bank debt, which totaled $961 at March 31, 2002. The arrangement also returns the day-to-day management of the Australian subsidiary to the Director of the subsidiary subject to the oversight of the Administrator who will retain control of, and be entitled to realize and deal with in accordance with the Deed of Company Arrangement, the claims against the Australian subsidiary.

      For the fiscal years ended March 31, 2002 and March 31, 2001, the results of the Australian subsidiary are included in the Company's consolidated results. The results of the Australian subsidiary are identified below:

                                                   Year Ended         Year Ended
                                                 March 31, 2002     March 31, 2001
                                                 --------------     --------------
Revenues                                            $  7,696           $  8,235
Cost of sales                                          6,809              7,964
                                                    --------           --------
Gross margin                                             887                271
Operating expenses                                     3,676              3,068
Loss on investment in subsidiary                       2,480                 --
                                                    --------           --------
Operating loss                                      $ (5,269)          $ (2,797)
                                                    ========           ========

      Due to the commencement of the voluntary administration proceedings, and the resulting loss of control over the Australian subsidiary, the Company believes its investment in the subsidiary has been fully impaired. The assets and liabilities of the subsidiary are not included in the consolidated balance sheet of the Company as of March 31, 2002, and except for the existing obligation of $961 under the guarantee of the subsidiary's bank debt, the Company will no longer provide any financial support to the subsidiary. In the fourth quarter of fiscal year 2002, the Company has recorded a provision of $2,162 to write its net investment to zero.

      The loss also includes $318 of legal and professional fees related to the Australian subsidiary in fiscal year 2002. In connection with the Company's and the Audit Committee's investigation, the Company expects to incur additional legal and professional fees of approximately $800 in fiscal 2003 related to this matter. In addition, as a result of the Company's decision to sell the subsidiary subsequent to year end, a loss of $1,418 related to the cumulative currency translation adjustment of the subsidiary will be recognized in the first quarter of fiscal year 2003.

      SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Results of Operations (Unaudited):

The following is a summary of the unaudited quarterly results of operations of the Company for the fiscal years ended March 31, 2002 and 2001. The sum of the quarterly per share figures does not equal annual per share figures due to rounding.

Three Months Ended                               As Restated     As Restated    As Restated
                                                  06/30/01        09/30/01       12/31/01       03/31/02          Total
-------------------------------------------------------------------------------------------------------------------------
(In Thousands, Except per Share Data)

Revenues                                          $  44,071       $  42,717      $  46,999      $  38,403       $ 172,190

Operating income (loss)                               1,887           2,785          2,780         (7,058)            394

Income (loss) from continuing operations               (266)            134             78        (18,163)        (18,217)

Net income (loss)                                      (266)            134             78        (18,163)        (18,217)

Earnings (loss) per share - Basic:
    Income (loss) from continuing operations      $   (0.03)      $    0.02      $    0.01      $   (2.20)      $   (2.24)
    Net income (loss)                                 (0.03)           0.02           0.01          (2.20)          (2.24)

Weighted average number of shares - Basic             7,960           8,073          8,179          8,268           8,119

Earnings (loss) per share - Diluted:
    Income (loss) from continuing operations      $   (0.03)      $    0.02      $    0.01      $   (2.20)      $   (2.24)
    Net income (loss)                                 (0.03)           0.02           0.01          (2.20)          (2.24)

Weighted average number of shares - Diluted           7,960           8,104          8,199          8,268           8,119


Three Months Ended                               As Restated     As Restated    As Restated    As Restated     As Restated
                                                  06/30/00        09/30/00       12/31/00       03/31/01          Total
-------------------------------------------------------------------------------------------------------------------------
(In Thousands, Except per Share Data)

Revenues                                          $  40,496       $  43,440      $  42,452      $  37,549       $ 163,937

Operating income (loss)                               1,792           2,247          2,463         (8,459)         (1,957)

Income (loss) from continuing operations                 96             388            327         (9,092)         (8,281)

Net income (loss)                                        96             388            327         (9,092)         (8,281)

Earnings (loss) per share - Basic:
    Income (loss) from continuing operations      $    0.01       $    0.05      $    0.04      $   (1.16)      $   (1.07)
    Net income (loss)                                  0.01            0.05           0.04          (1.16)          (1.07)

Weighted average number of shares - Basic             7,687           7,706          7,731          7,822           7,736

Earnings (loss) per share - Diluted:
    Income (loss) from continuing operations      $    0.01       $    0.05      $    0.04      $   (1.16)      $   (1.07)
    Net income (loss)                                  0.01            0.05           0.04          (1.16)          (1.07)

Weighted average number of shares - Diluted           7,748           7,760          7,783          7,822           7,736

      Included in the fourth quarter of fiscal 2002 was a tax valuation allowance of $10,261 and a loss on investment in subsidiary of $2,480. In addition, the Company recorded a loss on inventory in the Australian subsidiary of $683 and $520 in the fourth quarters of fiscal years 2002 and 2001, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following sets forth the names of all the directors of the Company as of March 31, 2002 and certain other information relating to their position with the Company and/or other business experience.

Michael K. Baach

      Mr. Baach has been a director of Corrpro since August 2000 and an Executive Vice President since April 1993. Mr. Baach was our Vice President of Sales and Marketing from our formation in 1984 until February 1992 when he was elected Senior Vice President. Mr. Baach has over twenty years of experience in the corrosion control market and has been responsible for Corrpro's marketing and sales activities, manufacturing and international operations. Mr. Baach attended Cuyahoga Community College. Age 47.

David H. Kroon

      Mr. Kroon has been a director of Corrpro since 1984, and an Executive Vice President since April 1993. Mr. Kroon is currently our Executive Vice President, Engineering. He served as Senior Vice President of Corrpro from its formation in 1984 until April 1993. Mr. Kroon has over thirty years of engineering and consulting experience in the corrosion control market, including management of business, planning, policies and procedures, and professional development. Mr. Kroon graduated from Yale University with a Bachelor of Science degree in Chemistry. Age 53.

C. Richard Lynham

      Mr. Lynham has been a director of Corrpro since June 1992. Since 1992, Mr. Lynham has been the owner and Chief Executive Officer of Harbor Castings, Inc., an investment-casting foundry holding company with wholly-owned subsidiaries in North Canton, Ohio, Piney Flats, Tennessee, and Muskegon, Michigan. From 1984 to 1992, he was Group Vice President, Industrial Ceramics, for Ferro Corporation, a Fortune 500 manufacturer of specialty industrial products. Mr. Lynham is a director of Western Reserve Bancorp, Inc. He holds the degrees of Bachelor of Mechanical Engineering from Cornell University and Master of Business Administration from Harvard University. Age 60.

Harry W. Millis

      Mr. Millis has been a director of Corrpro since February 2002. Mr. Millis has been Managing Director of SM Berger & Company, Inc., an investor relations consulting firm, since January 1999. From April 1991 to January 1999, he was Managing Director for Fundamental Research, Inc., an investment research corporation. Mr. Millis began his financial career at National City Bank, was a general partner in the brokerage firm of Prescott, Ball & Turben, where he also served as Partner in Charge of Institutional Research, and then joined McDonald & Co. as a general partner in 1979. Age 65.

Neal R. Restivo

      Mr. Restivo has been a director since January 2001. Mr. Restivo is currently Vice President - Operations and Finance and Chief Financial Officer of Weatherchem Corporation, a provider of dispensing and packaging products which he joined in October 2001. From February 2001 until September 2001, Mr. Restivo was Vice President, Chief Financial Officer, Secretary and Treasurer at Grand Eagle, Inc., a motor, transformer and power system repair services company. From October 1995 to January 2001, Mr. Restivo was employed as our Chief Financial Officer, Secretary and Treasurer. He was also elected Senior

Vice President in October 1995 and became an Executive Vice President of the Company in March 1998. Mr. Restivo graduated from Miami University, Ohio with the degree of Bachelor of Science, Accountancy. Age 42.

Joseph W. Rog

      Mr. Rog has been a director and Corrpro's Chief Executive Officer since our formation in 1984. Mr. Rog became Chairman of the Board in June 1993 and has been President since June 1995. Mr. Rog was also Corrpro's President between January 1984 and June 1993. Mr. Rog has over thirty-five years of industry experience in various technical and management capacities, and particularly in corrosion analysis and the design and implementation of corrosion control systems. He graduated from Kent State University with a Bachelor of Science degree in Geology, and has also completed the Graduate School of Business course at Stanford University. Age 62.

Warren F. Rogers

      Dr. Rogers has been a director of Corrpro since July 1996. Dr. Rogers has been President of Warren Rogers Associates, Inc., a Newport, Rhode Island firm which provides underground storage tank management and consulting services, including mathematical and statistical modeling, since 1979. Dr. Rogers also served as a Vice President of the Center for Naval Analysis in Alexandria, Virginia from 1982 to 1989. He earned a Ph.D. in statistics from Stanford University and has an M.S. in Operations Research from the U.S. Naval Post-Graduate School. Age 72.

      Information regarding the executive officers of the Company as of March 31, 2002 is set forth in Part I, Item 4A of this Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Based on a review of reports filed by our directors, executive officers and beneficial holders of 10% or more of our shares, and upon information provided by those persons, all SEC stock ownership reports required to be filed by those reporting persons during fiscal 2002 were timely made, with the exception that the initial Form 3, Initial Statement of Beneficial Ownership of Securities for Mr. Robert Sloan was inadvertently filed late.

ITEM 11. EXECUTIVE COMPENSATION

BOARD COMPENSATION

RETAINER AND FEES

      Corrpro pays non-employee directors an annual retainer of $12,000. Corrpro also pays non-employee directors $1,000 ($1,200 for a Committee chairperson) for each in-person Board or Committee meeting attended and $350 ($550 for a Committee chairperson) for each telephonic Board or Committee meeting attended. Corrpro also reimburses its directors for reasonable out of pocket expenses incurred in attending Board and Committee meetings.

      In May 2001, we reviewed our non-employee directors' historic level of compensation and the compensation levels of directors within the industry and at other publicly held companies. As a result, we recommended to the Compensation Committee an increase in our director's cash compensation. The Compensation Committee expressed its desire to align more closely the compensation of our outside directors with the performance of the Company and the interests of the shareholders. The Compensation Committee asked the Company to explore the use of equity incentives in lieu of increasing the cash retainer to accomplish this purpose. As a result, the Board approved the 2001 Non-Employee Directors' Stock Appreciation Rights Plan, at an exercise price of $2.10 per share was made, which became effective May 17, 2001. Pursuant to the plan, a one-time grant of vested stock appreciation rights to non-employee directors then serving on the Board. The stock appreciation rights entitle each eligible director to be paid in cash, subject to the applicable terms and conditions of the grant, on or after May 17, 2006 the amount of appreciation in the fair market value over the exercise price of 10,000 Corrpro Common Shares between May 17, 2001 and May 17, 2006.

DEFERRED COMPENSATION PLAN

      Eligible directors may elect to defer payment of all or any part of their retainer and fees under the Deferred Compensation Plan for Outside Directors. Participating directors elect an investment model which determines the return on their deferred funds. The investment model can include Corrpro Common Shares. Deferred portions are payable in a lump sum, over a period of five years or over a period of ten years. The director specifies in advance the date on which payments will begin. Payments may be accelerated if the director dies or becomes disabled.

OUTSIDE DIRECTORS' STOCK OPTION PLAN

      Under the 1997 Non-Employee Directors' Stock Option Plan, Corrpro automatically grants stock options to purchase 2,500 Corrpro Common Shares at fair market value on the date a director is first elected and, beginning the next calendar year, on each September 30th on which the individual continues as a Corrpro director.

--------------------------------------------------------------------------------

                  EXECUTIVE COMPENSATION AND OTHER INFORMATION

SUMMARY OF COMPENSATION

      The following table summarizes the compensation we paid our CEO and each of the four other most highly compensated executive officers for fiscal 2002, 2001 and 2000.

--------------------------------------------------------------------------------

                                                                                            Long Term
                                                                                           Compensation
                                                                                              Awards
Name and Principal                Fiscal                                Other Annual          Stock            All Other
Position                           Year       Salary      Bonus(3)      Compensation        Options(2)      Compensation(1)
---------------------------------------------------------------------------------------------------------------------------
Joseph W. Rog                      2002      $285,000     $      0            0              206,250           $  8,418
  Chairman of the Board,           2001       285,000            0            0               28,000              8,543
  Chief Executive Officer          2000       274,000            0            0                    0              7,850
  and President

Michael K. Baach                   2002       180,000            0            0               56,250              6,628
  Executive Vice President,        2001       180,000            0            0               17,000              6,690
  Sales                            2000       165,000            0            0                    0              6,341

George A. Gehring, Jr.             2002       172,000       17,355            0              131,250              6,881
  Executive Vice                   2001       172,000            0            0               17,000              6,865
  President,                       2000       165,000            0            0                    0              6,021
  Operations

David H. Kroon                     2002       170,000            0            0               46,875              6,016
  Executive Vice                   2001       170,000            0            0               17,000              6,120
  President,                       2000       160,000            0            0                    0              4,967
  Engineering

Barry W. Schadeck                  2002       180,000            0            0               91,250                  0
  Executive Vice President,        2001       180,000            0            0               17,000                  0
  Manufacturing and President      2000       165,000            0            0                    0                  0
  of Corrpro Canada, Inc.

(1) Amounts represent Company matching contributions under Corrpro's 401(k) retirement savings plan.

(2) These options were granted in June 2001 pursuant to the Company's stock option surrender program in an amount equal to the same number of options surrendered under the program. The new options are subject to the terms of the applicable option agreement and the provisions of the Corrpro 1997 Long-Term Incentive Plan and become exercisable in equal annual increments on the first, second and third anniversaries of the grant date.

(3) Amounts represent bonus earned pursuant to the Company's Management Incentive Plan for fiscal 2002.

OPTIONS GRANTED IN LAST FISCAL YEAR

      The following table lists our grants during fiscal 2002 of stock options to the officers named in the Summary Compensation Table. The amounts shown as potential realizable values rely on arbitrarily assumed increases in value required by the SEC. The ultimate value of the options depends on actual future share prices. Market conditions and other factors can influence those future share values, and the amounts shown below are not intended to forecast future appreciation of Corrpro Common Shares.

INDIVIDUAL GRANTS
-----------------------------------------------------------------------------------    POTENTIAL REALIZABLE VALUE AT
                          NUMBER OF      PERCENT OF                                    ASSUMED ANNUAL RATES OF STOCK
                          SECURITIES       TOTAL        EXERCISE                          PRICE APPRECIATION FOR
                          UNDERLYING    OPTIONS/SARs    OR BASE                                  OPTION TERM
                         OPTION/SARs     GRANTED TO      PRICE                         -----------------------------
                         GRANTED (#)    EMPLOYEES IN     ($/SH)
       NAME                  (1)        FISCAL YEAR       (2)       EXPIRATION DATE        5% ($)        10% ($)
        (a)                  (b)            (c)           (d)             (e)               (f)            (g)
--------------------------------------------------------------------------------------------------------------------
Joseph W. Rog              206,250          30.8          2.55       June 29, 2011        330,759        838,209
Michael K. Baach            56,250           8.4          2.55       June 29, 2011         90,207        228,602
George A. Gehring, Jr.     131,250          19.6          2.55       June 29, 2011        210,483        533,406
David H. Kroon              46,875           7.0          2.55       June 29, 2011         75,173        190,502
Barry W. Schadeck           91,250          13.6          2.55       June 29, 2011        146,335        370,843

(1) These options were granted in June 2001 pursuant to the Company's stock option surrender program in an amount equal to the same number of options surrendered under the program. The new options are subject to the terms of the applicable option agreement and the provisions of the Corrpro 1997 Long-Term Incentive Plan and become exercisable in equal annual increments on the first, second and third anniversaries of the grant date. The options also may become exercisable upon a change in control as defined either in the 1997 Long-Term Incentive Plan or the applicable change in control agreements entered into by Corrpro and the named executive officers. The new options were granted subject to a new 3-year vesting schedule, regardless of the vested status of the options surrendered.

(2) Based on the closing price of the Common Shares of $2.55 on the New York Stock Exchange on June 30, 2001.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR/AND FISCAL YEAR END OPTION/SAR VALUES

      The following table shows for the officers named in the Summary Compensation table above information about their exercise of stock options to purchase Common Shares during fiscal 2002 and their unexercised stock options to purchase Common Shares at March 31, 2002.

                             SHARES
                            ACQUIRED       VALUE        NUMBER OF SECURITIES UNDERLYING        VALUE OF UNEXERCISED IN-THE-
                               ON         REALIZED         OPTIONS AT FISCAL YEAR-END       MONEY OPTIONS AT FISCAL YEAR END
        NAME                EXERCISE        ($)            EXERCISABLE/ UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE (1)
Joseph W. Rog                 None          N/A               45,000      234,250                  0          0
Michael K. Baach              None          N/A               18,750       73,250                  0          0
George A. Gehring, Jr.        None          N/A               15,600      148,250                  0          0
David H. Kroon                None          N/A               18,750       63,875                  0          0
Barry W. Schadeck             None          N/A                    0      108,250                  0          0


       (1) Based on the fact that the closing price of Corrpro's Common Shares on March 29, 2002 was less than the exercise price of the options, none of the outstanding options were in-the-money.

       In fiscal 2001, we initiated a stock option surrender program. Under the program, eligible participants were provided the opportunity to surrender voluntarily any or all of their eligible existing Corrpro stock options (generally those granted prior to fiscal 2001) and have a like number of new options issued at a date at least six months in the future at the fair market value of the common shares at that time.

      In exchange, Corrpro granted new options on June 30, 2001 in an amount equal to the same number of options surrendered under this program. Participants who surrendered options had to be in our employ on the date the new options were granted in order to receive a grant of new options. The new options are subject to the terms of the applicable option agreement and the provisions of the Corrpro 1997 Long-Term Incentive Plan.

      These new options were granted at an exercise price of $2.55 per share, the fair market value of our common shares on June 30, 2001. The new options become exercisable in equal annual increments on the first, second and third anniversaries of the grant date. The new options were granted subject to a new 3-year vesting schedule, regardless of the vested status of the options surrendered.

      In December 2000, Messrs. Rog, Baach, Gehring, Kroon and Schadeck surrendered, respectively: 206,250; 56,250; 131,250; 46,875; and 91,250 previously granted options. On June 30, 2001, each was granted a like number of options, subject to a new vesting schedule, at the June 30, 2001 fair market value of $2.55 per share.

EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS

      Mr. Rog is employed under an employment agreement having a term through March 31, 2004. Under this agreement, Mr. Rog serves as Corrpro's Chairman of the Board, Chief Executive Officer and President. The agreement provides for Mr. Rog to be nominated as a Corrpro director for so long as such agreement remains in effect.

      This employment agreement provides for the payment of Mr. Rog's base salary and such other compensation as determined by the Board of Directors from time to time. Other compensation may include bonuses, stock options and incentive compensation. Mr. Rog's base salary is subject to annual review.

      Mr. Rog may not compete with Corrpro during the term of the agreement and for as long as Mr. Rog receives retirement income payments from Corrpro. Corrpro may terminate Mr. Rog's employment for good cause (as defined in the agreement), in which case the Company will pay Mr. Rog his base salary earned through termination with no further obligation to him except as required by law. Mr. Rog has earned the right to receive retirement income with a lifetime survivor benefit to his spouse in an amount equal to 50% of his base salary, payable monthly, provided that certain conditions are satisfied.

      Corrpro may have to pay severance to Mr. Rog if specified events occur. These events include termination of his employment at a time when Corrpro is in breach or termination of the agreement by Corrpro without good cause. In such cases, Corrpro must pay two years of severance at the rate of his base salary in effect at the time of termination plus a payment equal to one full year's participation in any short-term incentive bonus plan at the 100% level. Mr. Rog also would be entitled to continue any medical or other insurance coverage in effect at the time of termination until age 65.

      Mr. Rog is eligible for disability benefits. If he becomes disabled while employed, his salary and other compensation continues for the first ninety days, offset by amounts paid under other company-sponsored disability plans. If his disability cannot be reasonably accommodated, the Board may terminate his employment. In such case, Mr. Rog's current participation in bonus and incentive plans will not be adversely affected. Mr. Rog also is covered by other company welfare benefits.

      Corrpro and each of Mr. Baach, Mr. Gehring and Mr. Kroon have signed employment agreements effective through March 31, 2004 under which each serves as an Executive Vice President. These agreements provide for the payment of base salaries, subject to annual adjustment. In general, these agreements provide severance arrangements similar to those included in the employment agreement with Mr. Rog described above, except that no retirement income will be paid and that medical and other insurance coverage shall continue for a period of twenty-four months rather than to age 65 if the executive is terminated when specified events occur. Mr. Schadeck's services are provided through one of Corrpro's Canadian subsidiaries. This subsidiary has engaged Mr. Schadeck under a management services agreement which provides for base level compensation and bonuses based on performance. The agreements with the named executive officers generally restrict the officers from competing for two years following termination.

      We recognize that our executives may be involved from time to time in evaluating or negotiating offers, proposals, or other transactions that could result in a change in control of Corrpro and believe that it is in the best interest of Corrpro and its shareholders for such executives to be in a position, free from personal financial and employment considerations, to be able to assess objectively and pursue aggressively our interests and the interests of our shareholders in making these evaluations and carrying on such negotiations. Therefore, we have entered into change in control agreements with our named executive officers. The agreements are intended to provide the executives with certain benefits and to grant certain protections so that the executives may more fully focus on enhancing shareholder value and addressing the issues related to a change in control (as defined in the agreements), and to reward the executives for the substantial extra effort involved in a change in control.

      The change in control agreements provide for severance payment and other benefits without duplication of amounts payable under the executive employment contracts, if certain events occur. Each agreement applies only to the first change in control to occur.

      The type of change in control determines the potential severance benefits. Upon the occurrence of a hostile change in control, the executive would be entitled, whether or not employment is terminated, to a lump sum payment equal to three times current cash compensation, bonus and certain benefits and a gross-up for certain excise taxes, if they apply. The executive would also be entitled to three years of continued welfare benefits. In a friendly change in control, if the executive is terminated, other than for good cause, or resigns for good reason, in contemplation of or before the second anniversary of the friendly change in control, the executive is entitled to, in total, a lump sum payment equal to two times current cash compensation, bonus and certain benefits. The executive would also be entitled to two years of continued welfare benefits. In the event of a change in control of any type, all of the executives' outstanding stock options become exercisable. In addition, Corrpro must set aside sufficient funds, in a trust which satisfies certain tax requirements, covering potential obligations to Mr. Rog. The following terms are used in this paragraph, as defined in the change in control agreements: hostile change in control, welfare benefits, friendly change in control, good cause, good reason and in contemplation of.

      In addition, to provide further incentives to management to maximize shareholder value on a continuing basis and to address certain other concerns, executives can earn a transaction bonus upon a change in control in certain circumstances. In the event of a friendly change in control, the transaction bonuses are payable 50% upon completion of a change in control and 50% on the first anniversary thereof, provided the executive is still a Corrpro employee at that time.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During fiscal 2002, Joseph W. Rog served as our Chairman of the Board, Chief Executive Officer and President and also served on our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows information regarding beneficial ownership of our Common Shares as of June 17, 2002, unless otherwise indicated, by each person or group which is known by us to own beneficially more than 5% of our common shares, each director and nominee for election as a director, each of the officers named in the Summary Compensation Table and all directors and executive officers as a group. All information with respect to beneficial ownership has been furnished by the respective director, officer or shareholder, as the case may be. Ownership includes direct and indirect (beneficial) ownership, as defined by SEC rules. To our knowledge, each person, along with his or her spouse, has sole voting and investment power over the shares unless otherwise noted.

--------------------------------------------------------------------------------

CERTAIN BENEFICIAL OWNERS

                                                      Number of
Name                                                  Shares(1)    Percent
--------------------------------------------------------------------------------
Michael K. Baach ................................       128,614      1.5
George A. Gehring, Jr ...........................        67,000        *
David H. Kroon ..................................       282,772      3.2
C. Richard Lynham ...............................        25,625        *
Harry Millis ....................................        39,850        *
Neal R. Restivo .................................       110,749      1.3
Joseph W. Rog ...................................       383,629      4.4
Warren F. Rogers ................................        30,875        *
14 Directors and executive officers as a group ..     1,157,467     13.2


Royce & Associates, Inc. (2) ....................       857,975     10.6
     1414 Avenue of the Americas
     New York, New York 10019

Delta Partners LLC (2) ..........................       735,000      8.9
     One Financial Center, Suite 1600
     Boston, Massachusetts 02111

JB Capital Partners L.P. (2) ....................       519,800      6.3
     23 Berkley Lane
     Rye Brook, New York 10573

Dimensional Fund Advisors, Inc. (2) .............       504,400      6.2
     1299 Ocean Avenue, 11th Floor
     Santa Monica, California 90401

----------

*Less than 1%

(1) The number of shares listed includes shares under currently exercisable stock options and stock options which may become exercisable within 60 days following June 17, 2002. The number of such exercisable stock options for those listed above are: Mr. Baach (37,500 shares); Mr. Gehring (59,350 shares); Mr. Kroon (34,375 shares); Mr. Lynham (23,750 shares); Mr. Restivo (107,917 shares); Mr. Rog (113,750 shares); and Dr. Rogers (10,625 shares); and all directors and executive officers as a group (443,808 shares).

(2) Based upon information contained in the following documents as filed with the SEC:

      - Amendment to Schedule 13G filed by Royce & Associates, Inc. on February 7, 2002.

      - Amendment to Schedule 13G jointly filed by Delta Partners LLC, Prism Partners LP, Delta Advisors LLC, Prism Offshore Fund Ltd., Charles Jobson and Christopher Argyople on June 18, 2002. Delta Partners LLC reported that it had shared voting and dispositive power with respect to 735,000 shares. Prism Partners LP reported that it had sole voting and dispositive power with respect to 268,011 shares. Delta Advisors LLC reported that it had shared voting and dispositive power with respect to 268,011 shares. Prism Offshore Fund Ltd. reported that it had shared voting and dispositive power with respect to 466,989 shares. Charles Jobson reported that he had shared voting and dispositive power with respect to 735,000 shares. Christopher Argyrople reported that he had shared voting and dispositive power with respect to 735,000 shares.

      - Schedule 13G jointly filed by JB Capital Partners, L.P. and Alan W. Weber on April 11, 2002. JB Capital Partners, L.P. reported that it had shared voting and dispositive power with respect to 484,800 shares. Alan W. Weber reported that he had sole voting and dispositive power with respect to 35,000 shares and shared voting and dispositive power with respect to 484,800 shares.

      - Amendment to Schedule 13G filed by Dimensional Fund Advisors, Inc. on February 12, 2002.

      Information regarding the Company's equity compensation plans is set forth in Part II, Item 5 of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS ARE INCLUDED IN PART II, ITEM 8:

                  Report of Independent Accountants

                  Consolidated Balance Sheets at March 31, 2002 and 2001

                  Consolidated Statements of Income for the years ended March 31, 2002, 2001 and 2000

                  Consolidated Statements of Shareholders' Equity for the years ended March 31, 2002, 2001 and 2000

                  Consolidated Statements of Cash Flows for the years ended March 31, 2002, 2001 and 2000

                  Notes to Consolidated Financial Statements

         (a)(3)   INDEX TO EXHIBITS:

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

4.5 Second Amendment to Credit Agreement dated as of June 29, 2001 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems,
            Inc. and the Lenders Party thereto. (12)

4.6 Third Amendment to Credit Agreement dated as of August 10, 2001 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems,
            Inc. and the Lenders Party thereto. (13)

4.7 Fourth Amendment to Credit Agreement dated as of November 12, 2001 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems,
            Inc. and the Lenders Party thereto. (14)

4.8 Fifth Amendment to Credit Agreement dated as of February 11, 2002 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems,
            Inc. and the Lenders Party thereto. (15)

4.9 Note Purchase Agreement dated as of January 21, 1998 by and among the Company and the Purchaser herein. (5)

4.10        Rights Agreement dated as of July 23, 1997 between the Company and
            Fifth Third Bank, successor Rights Agent. (6)

4.11        Amendment dated June 9, 2000 to Note Purchase Agreement dated
            January 21, 1998. (4)

4.12        Amendment dated October 18, 2000 to Note Purchase Agreement dated
            January 21, 1998. (12)

4.13        Letter Agreement dated October 18, 2000 by and between The
            Prudential Insurance Company of America and the Company relating to the Note Purchase Agreement dated as of January 21, 1998. (12)

4.14        Amendment dated as of June 29, 2001 by and between The Prudential
            Insurance Company of America and the Company relating to the Note
            Purchase Agreement dated as of January 21, 1998. (12)

*10.1       Corrpro Companies, Inc. 2001 Non-Employees Directors' Stock
            Appreciation Rights Plan and form of Award Agreement. (16)

*10.2       1997 Long-Term Incentive Plan of Corrpro Companies, Inc. (7)

*10.3       Amendment to 1997 Long-Term Incentive Plan of Corrpro Companies,
            Inc. (8)

*10.4       1997 Non-Employee Directors' Stock Option Plan. (7)

10.5        Corrpro Companies, Inc. Employee Stock Purchase Plan. (9)

*10.6       December 2000 Stock Option Agreement Surrender form. (12)

*10.7       Form of Indemnification Agreement for Officers and Directors of the
            Company. (10)

10.8        Consulting Agreement dated April 1, 1997 by and between Commonwealth
            Seager Holdings Ltd. and Corrtech Consulting Group. (11)

*10.9       Employment Agreement effective November 2, 2000 by and between the
            Company and Joseph W. Rog. (12)

*10.10      Form of Executive Officer Employment Agreement by and between the
            Company and certain executive officers and schedule thereto. (10)

*10.11      Stock Option Agreement dated as of June 15, 1992 and November 15,
            1992 by and between the Company and C. Richard Lynham, Michael K.
            Baach, George A. Gehring, Jr., David H. Kroon and Joseph W. Rog. (3)

*10.12      Company Incentive Option Plan as amended. (3)

*10.13      Company Deferred Compensation Plan. (12)

*10.14      Consulting Agreement dated January 26, 2001 by and between the
            Company and Neal R. Restivo. (12)

*10.15 Form of Change in Control Agreement entered into between the Company and certain of its executive officers and schedule thereto. (10)

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

(3) Copies of the exhibits to which this footnote applies were filed, respectively, as Exhibits 4.1 (Stock certificate specimen), 10.13, 10.19, 10.20, 10.22 and 10.23 (Stock Option Agreements) and 10.25 (Incentive Option Plan) to the Company's Registration Statement on Form S-1 (Registration No. 33-64482) and are hereby incorporated by reference.

(4) Copies of the exhibits to which this footnote applies were filed, respectively, as Exhibits 4.3 (Amended and Restated Credit Agreement), 4.6 (Note Purchase Agreement Amendment) and 21.1 (Subsidiaries) to the Company's report on Form 10-K for the period ended March 31, 2000 and are hereby incorporated by reference.

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

(12) Copies of the exhibits filed to which this footnote applies were filed, respectively, as Exhibits 4.3 (First Amendment to Credit Agreement), 4.4 (Letter Agreement), 4.5 (Second Amendment to Credit Agreement), 4.9 (Amendment to Note Purchase Agreement), 4.10 (Letter Agreement), 10.3 (Employment Agreement), 10.7 (Deferred Compensation Plan) and 10.8 (Consulting Agreement) to the Company's report on Form 10-K for the period ended March 31, 2001 and are hereby incorporated by reference.

(13) A copy of this exhibit filed as Exhibit 4.3 to the Company's report on Form 10-Q for the quarterly period ended June 30, 2001 and is incorporated herein by reference.

(14) A copy of this exhibit filed as Exhibit 4.2 to the Company's report on Form 10-Q for the quarterly period ended September 30, 2001 and is incorporated herein by reference.

(15) A copy of this exhibit filed as Exhibit 4.2 to the Company's report on Form 10-Q for the quarterly period ended December 31, 2001 and is incorporated herein by reference.

(16) A copy of this exhibit filed as exhibit 4.9 to the Company's report on Form 10-K for the period ended March 31, 2002 is hereby incorporated by reference.

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

                                          CORRPRO COMPANIES, INC.

August 9, 2002                       By:  /s/ Joseph W. Rog
                                          --------------------------------------
                                          Joseph W. Rog
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 9, 2002                            /s/ Joseph W. Rog
                                          --------------------------------------
                                          Joseph W. Rog
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

August 9, 2002                            /s/ Robert M. Sloan
                                          --------------------------------------
                                          Robert M. Sloan
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

August 9, 2002                            /s/ Michael K. Baach
                                          --------------------------------------
                                          Michael K. Baach, Director

August 9, 2002                            /s/ David H. Kroon
                                          --------------------------------------
                                          David H. Kroon, Director

August 9, 2002                            /s/ C. Richard Lynham
                                          --------------------------------------
                                          C. Richard Lynham, Director

August 9, 2002                            /s/ Harry W. Millis
                                          --------------------------------------
                                          Harry W. Millis, Director

August 9, 2002                            /s/ Neal R. Restivo
                                          --------------------------------------
                                          Neal R. Restivo, Director

August 9, 2002                            /s/ Warren F. Rogers
                                          --------------------------------------
                                          Warren F. Rogers, Director