Form 10-Q
period 2002-06-30
CORRPRO COMPANIES INC /OH/
filed 2002-08-14
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 ----------------------------------------------

                                    FORM 10-Q

(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     As of August 13, 2002, 8,408,276 Common Shares, without par value, were outstanding.

                             CORRPRO COMPANIES, INC.
                             -----------------------


                                      INDEX


                                                                      PAGE
                                                                      ----
PART I.  FINANCIAL INFORMATION

ITEM 1.    Financial Statements

              Consolidated Balance Sheets                              3
              Consolidated Statements of Operations                    4
              Consolidated Statements of Cash Flows                    5
              Notes to the Consolidated Financial Statements           6-18

ITEM 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      19-31

ITEM 3.    Quantitative and Qualitative Disclosures
              About Market Risk                                        32

PART II.  OTHER INFORMATION

ITEM 1.    Legal Proceedings                                           33-34

ITEM 3.    Default Upon Senior Securities                              35-36

ITEM 5.    Other Information                                           37-38

ITEM 6.    Exhibits and Reports on Form 8-K                            39

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                            June 30,            March 31,
                                                                              2002                2002
                                                                         ---------------      --------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                $   6,404             $   5,754
  Accounts receivable, net                                                    35,106                37,866
  Inventories                                                                 14,987                14,567
  Prepaid expenses and other                                                   4,811                 4,206
                                                                           ---------             ---------
           Total current assets                                               61,308                62,393
                                                                           ---------             ---------

 Property, plant and equipment, net                                            9,912                10,242

 Other Assets:
    Goodwill                                                                  33,493                32,370
    Other assets                                                               3,974                 4,448
                                                                           ---------             ---------
            Total other assets                                                37,467                36,818
                                                                           ---------             ---------
                                                                           $ 108,687             $ 109,453
                                                                           =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings and current portion of long-term debt            $  61,962             $  61,668
    Accounts payable                                                          10,415                11,308
    Accrued liabilities and other                                              9,920                11,143
                                                                           ---------             ---------
            Total current liabilities                                         82,297                84,119
                                                                           ---------             ---------


Long-term debt, net of current portion                                           989                 1,018

Deferred income taxes                                                            417                   397

Commitments and contingencies                                                     --                    --

Minority interest                                                                 56                    62

Shareholders' Equity:
    Serial preferred shares                                                       --                    --
    Common shares                                                              2,276                 2,276
    Additional paid-in capital                                                46,435                46,993
    Accumulated earnings                                                     (18,698)              (16,251)
    Accumulated other comprehensive loss                                      (3,554)               (7,002)
    Common shares in treasury, at cost                                        (1,531)               (2,159)
                                                                           ---------             ---------
            Total shareholders' equity                                        24,928                23,857
                                                                           ---------             ---------
                                                                           $ 108,687             $ 109,453
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

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    For the Three Months Ended
                                                             June 30,

                                                                         As
                                                                      Restated
                                                           2002          2001
                                                    -------------- ------------

Revenues                                                 $ 35,931      $ 44,071

Operating costs and expenses:
  Cost of sales                                            24,236        30,951
  Selling, general and administrative expenses             10,086        11,233
  Loss on investment of subsidiary                          2,000            --
                                                         --------      --------
Operating income (loss)                                      (391)        1,887
Interest expense                                            1,686         1,833
                                                         --------      --------
Income (loss) before income taxes                          (2,077)           54
Provision for income taxes                                    370           320
                                                         --------      --------
Net loss                                                 $ (2,447)     $   (266)
                                                         ========      ========

Loss per share:
    Basic                                                $  (0.29)     $  (0.03)
    Diluted                                              $  (0.29)     $  (0.03)
Weighted average shares:
    Basic                                                   8,350         7,960
    Diluted                                                 8,350         7,960



           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                  Three Months Ended
                                                                                       June 30,
                                                                                                  As
                                                                                               Restated
                                                                                2002               2001
                                                                              ---------          ---------
 Cash flows from operating activities:
    Net loss                                                                  $(2,447)          $  (266)
    Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
      Depreciation and amortization                                               889             1,354
      401(k) matching contribution in Treasury shares                              70               215
      Deferred income taxes                                                        (7)               (1)
      Loss on Investment in Subsidiary                                          1,590                --
      Loss (gain) on sale of assets                                                (9)                8
      Minority interest                                                           (10)               (1)
      Changes in operating assets and liabilities:
        Accounts receivable                                                     2,876            (3,786)
        Inventories                                                                17             1,750
        Prepaid expenses and other                                             (1,361)           (1,970)
        Other assets                                                              606              (400)
        Accounts payable and accrued expenses                                  (1,464)              (94)
                                                                              -------           -------
            Total adjustments                                                   3,197            (2,925)
                                                                              -------           -------
            Net cash provided (used) by operating activities                      750            (3,191)
                                                                              -------           -------

 Cash flows from investing activities:
     Additions to property, plant and equipment                                  (119)             (220)
     Proceeds from disposal of property, plant and equipment                       81               377
                                                                              -------           -------
             Net cash provided (used) by investing activities                     (38)              157
                                                                              -------           -------

Cash flows from financing activities:
    Net borrowings under revolving credit facility and
       lines of credit                                                             --             2,419
    Net payments under other long-term debt                                      (101)             (138)
                                                                              -------           -------
Net cash provided (used) by financing activities                                 (101)            2,281
                                                                              -------           -------

Effects of changes in foreign currency exchange rates on cash                      39               (73)
                                                                              -------           -------

Net increase (decrease) in cash and cash equivalents                              650              (826)

Cash and cash equivalents at beginning of period                                5,754             4,032
                                                                              -------           -------
Cash and cash equivalents at end of period                                    $ 6,404           $ 3,206
                                                                              =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Income taxes                                                              $   127           $   364
    Interest                                                                  $ 1,394           $ 1,602

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

         The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants. However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003 or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

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


NOTE 2 - INVENTORIES

                                                       June 30,       March 31,
                                                         2002           2002
                                                         ----           ----
Inventories consist of the following:

Component parts and raw material                      $  8,559        $  8,021
Work in process                                            824             751
Finished goods                                           7,012           7,209
                                                      --------        --------
                                                        16,395          15,981
Inventory reserve                                       (1,408)         (1,414)
                                                      --------        --------
                                                      $ 14,987        $ 14,567
                                                      ========        ========

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

                                                        June 30,      March 31,
                                                          2002          2002
                                                          ----          ----

Property, plant and equipment consists of the following:

Land                                                   $    604       $    592
Buildings and improvements                                6,710          6,612
Equipment, furniture and fixtures                        19,364         19,138
                                                       --------       --------
                                                         26,678         26,342
Less:  Accumulated depreciation                         (16,766)       (16,100)
                                                       --------       --------
                                                       $  9,912       $ 10,242
                                                       ========       ========


NOTE 4 - EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period, which was 8,350 and 7,960 for the three months ended June 30, 2002 and 2001, respectively. Diluted EPS for the period has been determined by dividing net income by the weighted average number of common shares and potential common shares outstanding for the period, which was 8,350 and 7,960 for the three months ended June 30, 2002 and 2001, respectively. Stock options are the only potential common shares and none were included in the Company's diluted EPS calculations as the effect would be antidilutive. Potential common shares are computed using the treasury stock method.

NOTE 5 - STOCK PLANS

         In fiscal 2001, the Company adopted a plan whereby holders of stock options covered under the 1997 Long-Term Incentive Plan of Corrpro Companies, Inc. (the "1997 Option Plan") could surrender options previously granted with the understanding that a like number of options would be granted no sooner than six months after surrender at the fair market value of the common shares at that time. During the three months ended June 30, 2002, the Company did not grant any options under this program. This program was completed in June 2001.

         The Company granted options to purchase 20 common shares at an exercise price of $1.15 per share under the 1997 Option Plan during the three months ended June 30, 2002. In addition, options previously granted to purchase 23 common shares at exercise prices ranging from $1.52 to $6.50 were terminated during the three months ended June 30, 2002.

NOTE 6 - SHAREHOLDERS' EQUITY

         The Company maintains the Corrpro Companies, Inc. 401(k) Savings Plan for eligible employees in the United States under Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make contributions to the plan. In addition, the Company may match a portion of employees' contributions. Effective October 1, 2000, the Company began matching employee contributions with treasury shares. For the three months ended June 30, 2002, the Company issued 63 treasury shares for the Company's matching contribution related to the February 2002 employer match. Effective April 2002, the Company has suspended the Company match.

NOTE 7 - COMPREHENSIVE INCOME

         Comprehensive income (loss) includes net income (loss) and other revenues, expenses, gains and losses that are excluded from net income (loss) but included as a component of total shareholders' equity. Comprehensive income
(loss) was $(589) and $217 for the three months ended June 30, 2002 and 2001, respectively. These amounts are comprised of the effect of foreign currency translation adjustments in accordance with SFAS No. 52, "Foreign Currency Translation" totaling $1,858 and $483 for the three months ended June 30, 2002 and 2001, respectively, and there was no minimum pension liability recorded for the three months ended June 30, 2002 and 2001, respectively. The accumulated balance of foreign currency translation adjustments and a minimum pension liability excluded from net loss at June 30, 2002 and March 31, 2002 is $(3,554) and $(7,002), respectively, and is presented in the Consolidated Balance Sheets and Statements of Shareholders' Equity as "Accumulated other comprehensive income (loss)."

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

International Operations. The International Operations segment consists of the Company's operations in Europe, the Middle East and Asia, which provide corrosion control products and services to customers in the petroleum, utility, industrial, marine and offshore markets, as well as to governmental entities in connection with their infrastructure assets. This segment included the operations of the Australian subsidiary that became subject to voluntary administration on March 21, 2002.

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

Financial information relating to the Company's operations by segment is presented below:

                                                          JUNE 30,
                                                          --------
                                                                AS RESTATED
                                                                -----------
                                                     2002            2001
                                                     ----            ----
Revenue:
  Domestic Core Operations                        $ 22,296        $ 27,497
  Canadian Operations                                4,381           5,453
  International Operations                           6,501           8,728
  Other Operations                                   2,753           2,393
                                                  --------        --------
                                                  $ 35,931        $ 44,071
                                                  ========        ========

Operating Income (Loss):
  Domestic Core Operations                        $  3,679        $  4,776
  Canadian Operations                                  742             726
  International Operations                            (896)           (135)
  Other Operations                                     274             (15)
  Corporate Related Costs and Other                 (4,190)         (3,465)
                                                  --------        --------
                                                  $   (391)       $  1,887
                                                  ========        ========


NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued SFAS No. 141 "Business Combinations" (SFAS 141) and No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001, as well as all purchase method combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company was required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 on April 1, 2002, the first day of its 2003 fiscal year. The adoption of SFAS 141 has not impacted the Company's financial condition or results of operations. In accordance with SFAS 142, existing goodwill was amortized through fiscal 2002. Upon adoption of SFAS 142, the Company stopped amortizing existing goodwill. The Company is currently in the process of performing the first step of the prescribed transitional goodwill impairment test with respect to existing goodwill. The first step of the transitional goodwill impairment test involves a comparison of the fair value of a reporting unit, as defined under SFAS 142, with its carrying amount. If the carrying amount exceeds the fair value of any reporting unit, the Company will perform the second and final step of the transitional goodwill impairment test, which will be used to measure the amount of any impairment loss. The Company has not yet determined what the effect of these tests will be on its financial position or results of operations. As of June 30, 2002, the Company has recognized no impairment of goodwill.

The completion of the transitional goodwill impairment test is required to be completed for the quarter ended September 30, 2002. There can be no assurance that future goodwill impairments will not occur. The pro forma effect of applying SFAS 142 to the quarter ended June 30, 2001 would have been to decrease amortization expense by approximately $699 and would result in an increase in earnings per share of $0.08.

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

         In April 2000, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement No. 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement No. 13 are effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002, with early application encouraged. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

         In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. It is currently the Company's policy to recognize restructuring costs in accordance with EITF Issue No. 94-3.

NOTE 10 - LONG TERM DEBT

         In March 1999, the Company entered into an $80 million revolving credit facility that expires on January 31, 2003 (the "Revolving Credit Facility"). Initial borrowings were used to repay existing domestic bank indebtedness. Through a series of subsequent amendments, including an amendment executed by the Company on February 11, 2002 ("February 2002 Amendment"), the size of the

Revolving Credit Facility was reduced to $40 million. In addition, the February 2002 Amendment also provides that any payments made under the Senior Notes (see below) will result in a proportionate reduction in the lenders' commitments under the Revolving Credit Agreement. At June 30, 2002, lenders' commitments under the Revolving Credit Facility were limited to $37.7 million. Borrowings under the Revolving Credit Facility are further limited to borrowing base amounts as defined. The February 2002 Amendment provides for interest on borrowings at prime plus 2.50%. In addition, the February 2002 Amendment requires the Company to pay a facility fee of 0.75% on the commitment amount. Borrowings under the Revolving Credit Facility are secured by the Company's domestic accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate as well as certain assets in Canada. The Company has also pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The Revolving Credit Facility, as amended, requires the Company to maintain certain financial ratios and places limitations on the Company's ability to pay cash dividends, incur additional indebtedness and make investments, including acquisitions.

         At June 30, 2002, the Company was in violation of several financial covenants. These violations permit the lenders to cause the Revolving Credit Facility to become due prior to its stated maturity. As a result of the maturity, the Company has classified all of its outstanding indebtedness under the Revolving Credit Facility at June 30, 2002 and March 31, 2002 as current. This event of default also restricts the Company from borrowing any additional funds under the Revolving Credit Facility and increases the interest rate on borrowings to prime plus 5.50%. The Company is continuing to make all required interest payments. The Company is currently negotiating with its lenders to amend this Revolving Credit Facility to address the Company's violations and to extend the expiration date. If the Company is unable to negotiate an amendment to the Revolving Credit Facility, it will be necessary for the Company to refinance or repay this debt. The Company cannot assure that it will be able to accomplish such a transaction on terms acceptable to the Company. Failure to do so would have a material adverse effect on the Company's liquidity and financial condition and could result in the Company's inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

         In January 1998, the Company issued, through private placement, $30 million of Senior Notes due 2008 (the "Senior Notes"). The Senior Notes, as amended, bear interest at 10.6% effective April 15, 2001. In addition, the agreement relating to the Senior Notes, as amended, provides for an additional fee of 0.75% per annum on the outstanding principal amount of the Senior Notes for any quarter during which the ratio of debt to EBITDA (earning before interest, taxes, depreciation and amortization) equals or exceeds 4.00 to 1.00. The Senior Notes require monthly principal payments commencing in February 2002 and are secured equally and ratably with debt under the Revolving Credit Facility.

         The Company is required to maintain certain financial ratios under the Senior Notes. At June 30, 2002, the Company was in violation of several of these financial covenants. These violations permit the lender to cause the Senior Notes to become due prior to their stated maturity. As a result, the Company has classified all of its outstanding indebtedness under the Senior Notes at June 30, 2002 and March 31, 2002 as current. The Company is continuing to make all required interest payments. The Company made its required principal payments through March 2002, but has not made the required monthly payments after March 2002. The Company is currently negotiating with its lender to amend the Senior Notes to eliminate the Company's violations and to amend the schedule of principal payments required. If the Company is unable to negotiate an amendment to the Senior Notes, it will be necessary for the Company to refinance or repay this debt. The Company cannot assure that it will be able to accomplish such a transaction on terms acceptable to the Company. Failure to do so would have a material adverse effect on the Company's liquidity and financial condition and could result in the Company's inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

         Based on the events of default which prevent the Company from accessing its Revolving Credit Facility, the Company can only obtain funds from its operating cash flow and under its foreign credit facilities, subject to applicable terms and conditions. Total availability under the foreign credit facilities at June 30, 2002, was approximately $5,034.

         The Company is negotiating agreements with its lenders to amend the current Revolving Credit Facility and Senior Note agreements and to address existing violations. Among other things, the Company seeks to revise principal amortization of the Senior Notes and obtain ongoing borrowing capacity under the Revolving Credit Facility, subject to applicable borrowing base and other provisions. In addition to other terms and conditions, the Company expects to incur interest rates on borrowings under the Revolving Credit Facility at a higher applicable margin than under its existing provisions when not under Events of Default. The Company also intends to seek during fiscal 2003 other financing to retire the Senior Notes and the Revolving Credit Facility. There can be no assurance, however, that we will be able to amend the existing agreements or obtain other financing. See "Note 13-Subsequent Event" for further details.

NOTE 11 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

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

         The Company also announced in March 2002 that its Australian subsidiary was in the process of appointing an administrator and commencing voluntary administration proceedings, a process under Australian law providing relief from creditors of Australian companies. Following the appointment, the Company recorded a charge to earnings in the fiscal fourth quarter ended March 31, 2002 for its loss on investment related to the subsidiary. The Company also stated that, to the extent that the accounting irregularities materially affect previously filed financial statements, the Company expected that it would have to restate its audited financial statements for its fiscal year which ended March 31, 2001 as well as unaudited financial information for the first nine months through December 31, 2001 of its fiscal year ended March 31, 2002, as previously released. Accordingly, the financial statements for the affected periods have been restated in the Company's Form 10-K/A filed on August 9, 2002.

         In addition to the Audit Committee investigation, the Company conducted a review of the accounting records for fiscal 2001 and the first nine months through December 31, 2001 of fiscal 2002 and contracted KPMG LLP to audit the Company's restated consolidated financial statements for fiscal 2001. The cumulative restatement of the Company's fiscal 2001 consolidated financial statements decreased consolidated stockholders' equity as of March 31, 2001 by approximately $3,805 from amounts previously reported and increased the loss by $3,575. The cumulative restatement of the Company's first three months of fiscal 2002 consolidated financial statements decreased consolidated stockholders' equity as of June 30, 2001 by approximately $4,473 from amounts previously reported and increased the loss by $491.

         Following are the primary categories of restatement adjustments to the Company's previously reported financial results as of and for the three months ended June 30, 2001:

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                    As of June 30, 2001
                                                                            ------------------------------------
                                                                                  As
                                                                              Previously               As
                                                                               Reported             Restated
                                                                            --------------        -------------
ASSETS
Current Assets:
       Cash and cash equivalents                                              $   3,279             $   3,206
       Accounts receivable, less allowance for doubtful accounts                 47,106                46,107
       Inventories                                                               20,499                19,083
       Prepaid expenses and other                                                 6,837                 5,990
       Deferred income taxes                                                      2,697                 2,526
                                                                              ---------             ---------
             Total current assets                                                80,418                76,912
                                                                              ---------             ---------

Property, plant and equipment                                                    12,632                12,530

Other Assets:
       Goodwill, net                                                             37,250                37,352
       Other assets                                                              11,077                11,904
                                                                              ---------             ---------
             Total other assets                                                  48,327                49,256
                                                                              ---------             ---------
                                                                              $ 141,377             $ 138,698
                                                                              =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Short-term borrowings and current portion of long-term debt
       Current portion of long-term debt                                      $   5,881             $   5,881
       Accounts payable                                                          15,206                15,257
       Accrued liabilities and other                                              8,651                10,394
                                                                              ---------             ---------
             Total current liabilities                                           29,738                31,532
                                                                              ---------             ---------

Long-term debt, net of current portion                                           65,126                65,126

Commitments and contingencies                                                        --                    --

Minority interest                                                                    90                    90

Shareholders' Equity:
       Serial preferred shares                                                       --                    --
       Common shares                                                              2,276                 2,276
       Additional paid-in capital                                                49,047                49,047
       Accumulated earnings                                                       5,766                 1,700
       Accumulated other comprehensive loss                                      (5,789)               (6,196)
       Common shares in treasury                                                 (4,877)               (4,877)
                                                                              ---------             ---------
             Total shareholders' equity                                          46,423                41,950
                                                                              ---------             ---------
                                                                              $ 141,377             $ 138,698
                                                                              =========             =========

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           Three Months Ended June 30, 2001
                                                      ----------------------------------------
                                                             As
                                                         Previously               As
                                                          Reported             Restated
                                                      ----------------------------------------
Revenues                                                  $ 44,377              $ 44,071

Cost of sales                                               30,967                30,951
Selling, general and administrative expenses                11,202                11,233
                                                          --------              --------

Operating income                                             2,208                 1,887

Interest expense                                             1,820                 1,833
                                                          --------              --------

Income before income taxes                                     388                    54

Provision for income taxes                                     163                   320
                                                          --------              --------

Net income (loss)                                         $    225              $   (266)
                                                          ========              ========


Earnings (loss) per share-
        Basic                                             $   0.03              $  (0.03)
        Diluted                                           $   0.03              $  (0.03)

Weighted average shares outstanding-
        Basic                                                7,960                 7,960
        Diluted                                              7,978                 7,960

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                              Three Months June 30, 2001
                                                                    -----------------------------------------
                                                                               As
                                                                           Previously              As
                                                                            Reported            Restated
                                                                    --------------------     ----------------
Cash flows from operating activities:
      Net income (loss)                                                   $   225               $  (266)
      Adjustments to reconcile net income (loss) to net cash
          used for operations:
        Depreciation and amortization                                       1,354                 1,354
        Asset impairment                                                       --                    --
        401K matching contribution in Treasury shares                         215                   215
        Deferred income taxes                                                  (9)                   (1)
        Loss on sale of assets                                                  8                     8
        Minority interest                                                      (1)                   (1)
        Changes in operating assets and liabilities:
          Accounts receivable                                              (3,609)               (3,786)
          Inventories                                                       1,965                 1,750
          Prepaid expenses and other                                       (2,156)               (1,970)
          Other assets                                                       (572)                 (400)
          Accounts payable and accrued expenses                              (369)                  (94)
                                                                          -------               -------
               Total adjustments                                           (3,174)               (2,925)
                                                                          -------               -------
               Net cash used by operating activities                       (2,949)               (3,191)
                                                                          -------               -------

Cash flows from investing activities:
      Additions to property, plant and equipment                             (317)                 (220)
      Proceeds from disposal of property, plant and equipment
                                                                              377                   377
                                                                          -------               -------
               Net cash used by investing activities                           60                   157
                                                                          -------               -------

Cash flows from financing activities:
      Long-term debt, net                                                   2,419                 2,419
      Repayment of other debt                                                (138)                 (138)
                                                                          -------               -------
               Net cash provided by financing activities                    2,281                 2,281
                                                                          -------               -------

Effect of changes in foreign currency exchange rates on cash
                                                                              (13)                  (73)
                                                                          -------               -------

Net decrease in cash                                                         (621)                 (826)
Cash and cash equivalents at beginning of period                            3,900                 4,032
                                                                          -------               -------
Cash and cash equivalents at end of period                                $ 3,279               $ 3,206
                                                                          =======               =======

NOTE 12 -  CORRPRO COMPANIES AUSTRALIA

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

         On April 24, 2002, the creditors of the Australian subsidiary resolved that the Administrators of the Australian subsidiary should enter into a Deed of Company Arrangement. The Deed of Company Arrangement became effective May 1, 2002. The arrangement requires the Australian subsidiary to make unsecured payments to the Administrators for the Administrator's fees, certain employee benefit programs and unsecured creditors. The Company is not required to fund any of these unsecured payments. The Company did guarantee payment of the Australian subsidiary's bank debt, which totaled $1,014 at June 30, 2002. The arrangement also returns the day-to-day management of the Australian subsidiary to the director of the subsidiary subject to the oversight of the Administrator who will retain control of, and be entitled to realize and deal with in accordance with the Deed of Company Arrangement, the claims against the Australian subsidiary.

         Due to the commencement of the voluntary administration proceedings, and the resulting loss of control over the Australian subsidiary, the Company believes its investment in the subsidiary has been fully impaired. The assets and liabilities of the subsidiary are not included in the consolidated balance sheet of the Company as of June 30, 2002, and except for the existing obligation of $1,014 under the guarantee of the subsidiary's bank debt, the Company will no longer provide any financial support to the subsidiary. The Company is currently seeking to sell the Australian subsidiary.

         In connection with the Company's and Audit Committee's investigation, the Company incurred additional legal and professional fees of approximately $410 in the first quarter of fiscal 2003 related to this matter. In addition, as a result of the Company's decision to sell the subsidiary subsequent to year end, a loss of $1,590 related to the cumulative currency translation adjustment of the subsidiary was recognized in the first quarter of fiscal year 2003.

NOTE 13 - SUBSEQUENT EVENT

         In July 2002, the Company's Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. The Company intends to sell non-core business units and use the proceeds to reduce debt. To assist, the Company has engaged the firm of Carl Marks Consulting Group LLC. A managing director of Carl Marks, has joined the Company in the role of Chief Restructuring Officer to manage the plan's implementation. The Company will report future quarterly and annual results separately for continuing operations and for discontinued operations. Potential operating gains or losses may be experienced with the disposition of assets at the time of disposal during the implementation of the restructuring plan. Operating income improvements combined with debt reduction targets are expected to result.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

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

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------

         The Company had determined that its audited financial statements for the fiscal year ended March 31, 2001 and its unaudited financial statements for the first nine months through December 31, 2001 of its fiscal year ended March 31, 2002 and all four quarters of its fiscal year ended March 31, 2001, were inaccurate and required restatement. These inaccuracies and required restatements are discussed in Note 11 - Restatement of Consolidated Financial Statements, Notes to the Consolidated Financial Statements above and Part II,
Item 5 - Other Information below. This Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal 2003 first quarter and fiscal 2002 first quarter reflects the restatement of the Company's previously reported financial statements for the fiscal 2002 first quarter.

AUSTRALIAN SUBSIDIARY
---------------------

         The Australian subsidiary appointed an administrator and commenced voluntary administration proceedings on March 21, 2002, a process under Australian law providing relief from creditors of Australian companies. Following the appointment, the Company no longer controlled the Australian subsidiary and recorded a charge to earnings of approximately $2.5 million in the fiscal fourth quarter ended March 31, 2002 for its loss on investment related to the subsidiary. The results of operations of the subsidiary were included in the Company's Consolidated Statements of Operations through March 31, 2002. The assets and liabilities of the subsidiary are not included in the Consolidated Balance Sheet of the Company as of June 30, 2002, as the Company has written off its investment in the subsidiary. Thereafter, results from the subsidiary will not be included in the Company's consolidated financial statements in fiscal 2003. Moreover, the Company incurred additional legal and professional fees of approximately $0.4 million in the first quarter of fiscal 2003 related to this matter. In addition, as a result of the Company's decision to sell the subsidiary subsequent to year end, a loss of $1.6 million related to the cumulative currency translation adjustment of the subsidiary was recognized in the first quarter of fiscal year 2003.

A. RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

REVENUES
--------

         Revenues for the fiscal 2003 first quarter totaled $35.9 million compared to $44.1 million in the fiscal 2002 first quarter, a decrease of $8.2 million or 18.5%.

         Fiscal 2003 first quarter revenues relating to our Domestic Core Operations segment totaled $22.3 million compared to $27.5 million in the fiscal 2002 first quarter, a decrease of $5.2 million or 18.9%. This revenue decrease relates primarily to the decreased activity levels in our coatings services business compared to the year-earlier period. The coatings service business did not receive as many government contract awards as expected and anticipates lower year-over-year revenue levels.

         Our Canadian Operations segment revenues for the first quarter of fiscal 2003 totaled $4.4 million compared to $5.5 million in the prior year first quarter, a decrease of $1.1 million or 19.7%. The decrease is due to lower material and rectifier sales. The Canadian Operations continue to experience weakness in the energy segment of its business.

         Fiscal 2003 first quarter revenues relating to the International Operations segment totaled $6.5 million compared to $8.7 million in the fiscal 2002 first quarter, a decrease of $2.2 million or 25.5%. The decreased revenue levels are attributable to the Australian subsidiary which had revenues of $2.0 million for the three months ended June 30, 2001 compared to no revenue for the three months ended June 30, 2002. The investment in the Australian subsidiary was written off at March 31, 2002 and accordingly, the revenues from our Australian subsidiary are not included in the first quarter of fiscal 2003.

         Revenues relating to the Other Operations segment totaled $2.8 million in the fiscal 2003 first quarter compared to $2.4 million in the fiscal 2001 first quarter, an increase of $0.4 million or 15.0%. The Other Operations segment experienced revenue growth in its risk assessment and analysis software business and in its corrosion monitoring equipment business over the year earlier period.

GROSS PROFIT
------------

         Gross profit margins were 32.5% in the first quarter of fiscal 2003 compared with 29.8% in the prior-year first quarter. Gross profit margins were impacted in the prior year by cost incurred to close under-performing offices as well as lower than standard margins achieved in Australia.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

         Operating expenses totaled $10.1 million in the first quarter of fiscal 2003 compared to $11.2 million in the year-earlier period, a decrease of $1.1 million or 10.2%. The decrease in operating expenses was achieved even though the Company incurred $0.7 million in professional fees associated with its lender negotiations during the first three months of fiscal 2003. Offsetting this increase in operating expenses was a decrease in amortization expense related to goodwill amortization of $0.7 million.

LOSS ON INVESTMENT IN SUBSIDIARY
--------------------------------

         Loss on investment in subsidiary totaled $2.0 million in the first quarter of fiscal 2003 which was primarily comprised of professional fees totaling $0.4 million and the write-off of currency translation totaling $1.6 million.

OPERATING INCOME (LOSS)
-----------------------

         Operating income (loss) totaled $(0.4) million in the first quarter of fiscal 2003 compared to $1.9 million in the year-earlier period, a decrease of $2.3 million. This decrease is primarily the result of the loss on investment in subsidiary and the lower revenue levels.

INTEREST EXPENSE
----------------

         Interest expense totaled $1.7 million in the first quarter of fiscal 2003 compared to $1.8 million in the first quarter of fiscal 2002. Interest expense for the quarter decreased over the prior-year period as a result of lower debt levels.

INCOME TAX PROVISION
--------------------

         We recorded a provision for income taxes of $0.4 million and $0.3 million for the first quarters of fiscal 2003 and 2002, respectively. Our income tax provision is based on our effective tax rate. Our effective tax rate is based on the statutory rates in effect in the countries in which we operate. The increase in our effective tax rate is the result of changes in the income we generated in the various countries in which we operate. During the first quarter of fiscal 2003, we increased our valuation allowance for our deferred tax assets by $0.5 million. The Company intends to maintain a full valuation allowance on its domestic net deferred tax assets and net operating loss carryforwards until sufficient evidence exists to support the reversal of the remaining reserve.

NET LOSS
--------

         Net loss totaled $2.4 million in the first quarter of fiscal 2003 compared to $0.3 million in the prior-year period, an increase of $2.1 million. Loss per share totaled $0.29 compared to $0.03 in the prior-year period.

         For the first quarter of fiscal 2002, net income included goodwill amortization of $0.7 million. Had SFAS 142 been in effect as of April 1, 2001, goodwill would not have been amortized and basic earnings per share in the first quarter of fiscal 2001 would have increased by $0.08 per share.

B.       LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, we had working capital of $(21.0) million, compared to $(21.7) million at March 31, 2002, an increase of $0.7 million. This increase in working capital is due to the decrease in accounts payable and accrued liabilities.

         During the first three months of fiscal 2003, cash provided by operating activities totaled $0.8 million compared to cash used by operating activities of $3.2 million in the year-earlier period. This increase in cash provided by operating activities is primarily the result of our continuing efforts to control asset management. Cash used by investing activities totaled approximately less than $0.1 million during the first quarter of fiscal 2003, which included $0.1 million for capital expenditures offset by $0.1 million of proceeds from the disposal of capital assets compared to cash provided by investing activities totaling $0.2 million during the first three months of fiscal 2002, which included $0.2 million for capital expenditures offset by $0.4 million of proceeds from the disposal of capital assets. Cash used for financing activities totaled $0.1 million which was used to pay down debt during the first quarter of fiscal 2003 compared to cash provided by financing activities of $2.3 million that was provided by borrowings in fiscal 2002.

         In March 1999, the Company entered into an $80 million revolving credit facility that expires on January 31, 2003 (the "Revolving Credit Facility"). Initial borrowings were used to repay existing domestic bank indebtedness. Through a series of subsequent amendments, including an amendment executed by the Company on February 11, 2002 ("February 2002 Amendment"), the size of the Revolving Credit Facility was reduced to $40 million. In addition, the February 2002 Amendment also provides that any payments made under the Senior Notes (see below) will result in a proportionate reduction in the lenders' commitments under the Revolving Credit Agreement. At June 30, 2002, lenders' commitments under the Revolving Credit Facility were limited to $37.7 million. Borrowings under the Revolving Credit Facility are further limited to borrowing base amounts as defined. The February 2002 Amendment provides for interest on borrowings at prime plus 2.50%. In addition, the February 2002 Amendment requires the Company to pay a facility fee of 0.75% on the commitment amount. Borrowings under the Revolving Credit Facility are secured by the Company's domestic accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate as well as certain assets in Canada. The Company has also pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The Revolving Credit Facility, as amended, requires the Company to maintain certain financial ratios and places limitations on the Company's ability to pay cash dividends, incur additional indebtedness and make investments, including acquisitions.

         At June 30, 2002, the Company was in violation of several financial covenants. These violations permit the lenders to cause the Revolving Credit Facility to become due prior to its stated maturity. As a result of the maturity, the Company has classified all of its outstanding indebtedness under the Revolving Credit Facility at June 30, 2002 as current. This event of default also restricts the Company from borrowing any additional funds under the Revolving Credit Facility and increases the interest rate on borrowings to prime plus 5.50%. The Company is continuing to make all required interest payments. The Company is currently negotiating with its lenders to amend this Revolving Credit Facility to eliminate the Company's violations and to extend the expiration date. If the Company is unable to negotiate an amendment to the Revolving Credit Facility, it will be necessary for the Company to refinance or repay this debt. The Company cannot assure that it will be able to accomplish such a transaction on terms acceptable to the Company. Failure to do so would have a material adverse effect on the Company's liquidity and financial condition and could result in the Company's inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

         In January 1998, the Company issued, through private placement, $30 million of Senior Notes due 2008 (the "Senior Notes"). The Senior Notes, as amended, bear interest at 10.6% effective April 15, 2001. In addition, the agreement relating to the Senior Notes, as amended, provides for an additional fee of 0.75% per annum on the outstanding principal amount of the Senior Notes for any quarter during which the ratio of debt to EBITDA (earning before interest, taxes, depreciation and amortization) equals or exceeds 4.00 to 1.00. The Senior Notes require monthly principal payments commencing in February 2002 and are secured equally and ratably with debt under the Revolving Credit Facility.

         The Company is required to maintain certain financial ratios under the Senior Notes. At June 30, 2002, the Company was in violation of several of these financial covenants. These violations permit the lender to cause the Senior Notes to become due prior to their stated maturity. As a result, the Company has classified all of its outstanding indebtedness under the Senior Notes at June 30, 2002 as current. The Company is continuing to make all required interest payments. The Company made its required principal payments through March 2002, but has not made the required monthly payments after March 2002. The Company is currently negotiating with its lender to amend the Senior Notes to eliminate the Company's violations and to amend the schedule of principal payments required. If the Company is unable to negotiate an amendment to the Senior Notes, it will be necessary for the Company to refinance or repay this debt. The Company cannot assure that it will be able to accomplish such a transaction on terms acceptable to the Company. Failure to do so would have a material adverse effect on the Company's liquidity and financial condition and could result in the Company's inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

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

         The Company has incurred substantial costs in fiscal 2002, and will continue to incur substantial costs in fiscal 2003, in connection with the engagement of financial advisors and consultants, the investigation of accounting matters and the preparation and review of its financial statements and other reports. The Company also anticipates that it will continue to incur significant legal and other expenses in connection with the ongoing litigation and investigations described in Part II, Item 1 - Legal Proceedings.

         Based on the events of default which prevent the Company from accessing its Revolving Credit Facility, the Company can only obtain funds from its operating cash flow and under its foreign credit facilities, subject to applicable terms and conditions. Total availability under the foreign credit facilities at June 30, 2002, was approximately $5.0 million.

         The Company is negotiating agreements with its lenders to amend the current Revolving Credit Facility and Senior Note agreements and to address existing violations. Among other things, we seek to revise principal amortization of the Senior Notes and obtain ongoing borrowing capacity under the Revolving Credit Facility, subject to applicable borrowing base and other provisions. In addition to other terms and conditions, we expect to incur interest rates on borrowings under the Revolving Credit Facility at a higher applicable margin than under its existing provisions. We also intend to seek during fiscal 2003 other financing to retire the Senior Notes and the Revolving Credit Facility. There can be no assurance however that we will be able to amend the existing agreements or obtain other financing.

         In July 2002, the Company's Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. The Company intends to sell non-core units and use the proceeds to reduce debt. To assist, the Company has engaged the firm of Carl Marks Consulting Group L.L.C. A managing director of Carl Marks, has joined the Company in the role of Chief Restructuring Officer to manage the plan's implementation. The Company will report future quarterly and annual results separately for continuing operations and for discontinued operations. Potential operating gains or losses may be experienced with the disposition of assets at the time of disposal during the implementation of the restructuring plan. Operating income improvements combined with debt reduction targets are expected to result.

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

OUR REPUTATION AND FINANCIAL CONDITION COULD BE AFFECTED BY THE SECURITIES LITIGATION AND RELATED INVESTIGATIONS AND /OR A RESTATEMENT OF FINANCIAL STATEMENTS. On March 20, 2002, we first announced that we had become aware of accounting irregularities caused by apparent internal misconduct in our Australian subsidiary and that, to the extent that the accounting irregularities materially affect previously filed financial statements, we expected that we would have to restate our audited financial statements for our fiscal year which ended March 31, 2001 as well as unaudited financial information for the first nine months through December 31, 2001 of our fiscal year ended March 31, 2002, as previously released. In addition, we recorded a charge to earnings for our loss on investment related to the subsidiary. This charge was taken in the Company's fiscal fourth quarter ended March 31, 2002. Subsequent to this announcement, a purported class action lawsuit has been filed against us and certain of our current and former directors and officers, asserting claims under the federal securities laws. In addition to significant expenditures we may have to make to defend ourselves in these actions and the related significant financial penalties that might be imposed on us if the plaintiffs prevail in these actions, the publicity surrounding the litigation and the SEC inquiry of these matters could affect our reputation with our customers and suppliers and have an impact on our financial condition and results of operations.

ADVERSE DEVELOPMENTS IN PENDING LITIGATION OR REGULATORY MATTERS. From time to time, we are involved in litigation and regulatory proceedings, including those disclosed in "Legal Proceedings" of this quarterly report and in our other periodic reports filed with the Securities and Exchange Commission. There are always significant uncertainties involved in litigation and regulatory proceedings. As to current matters in litigation, we believe that our positions and defenses are meritorious. However, the litigation process involves unpredictability and we cannot guarantee the result of any action. Regulatory compliance is often complex and subject to variation and unexpected changes, including changing interpretations and enforcement agendas affecting the regulatory community. We may need to expend significant financial resources in connection with legal and regulatory procedures and our management may be required to divert attention from other portions of our business. If, as a result of any proceeding, a judgment is rendered, decree is entered or administrative action is taken against us or our customers, it may materially and adversely affect our business, financial condition and results of operations.

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

OUR COMPLIANCE WITH THE LISTING STANDARDS AND REPORTING REQUIREMENTS OF THE STOCK EXCHANGE ON WHICH OUR COMMON SHARES TRADE. We are required by the stock exchange on which we list our Common Shares for trading to maintain certain listing standards and meet certain reporting requirements in order to continue trading and to remain listed on that exchange. If we fail to meet the required listing standards and reporting requirements and cannot within a limited time frame thereafter demonstrate compliance, our Common Shares may not be allowed to trade on the stock exchange, although we would pursue an alternative national trading venue. If this occurs, it may make it more difficult for us to raise funds through the sale of our securities. In addition, it may make it more difficult for an investor to dispose of, or to obtain accurate quotations of, our Common Shares and negatively impact the market price. Our shares had recently been suspended from trading on the American Stock Exchange until August 12, 2002, because, among other reasons, the late filing of our Form 10-K/A. There can be no assurances that trading will not be suspended again and if so, that trading would be permitted to resume.

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

C.       CRITICAL ACCOUNTING POLICIES

         The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. As such, some accounting policies have a significant impact on amounts reported in these financial statements. A summary of those significant accounting policies can be found in the Company's amended fiscal 2002 Annual Report on Form 10-K, filed on August 9, 2002, in the Note 1 - Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements, and under the caption "Significant Accounting Policies" within Management's Discussion and Analysis of Financial Condition and Results of Operations. In particular, judgment is used in areas such as revenue recognition for construction and engineering contracts, determining the allowance for uncollectible accounts and inventory valuation reserves, asset impairment and deferred tax assets.


D.       CHANGES IN ACCOUNTING STANDARDS

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

         In April 2000, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of this Statement related to the rescission of Statement No. 4 are applicable in fiscal years beginning after May 15, 2002. Early application is encouraged. The provisions of this Statement related to Statement No. 13 are effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002, with early application encouraged. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

         In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. It is currently the Company's policy to recognize restructuring costs in accordance with EITF Issue No. 94-3.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES

         In the normal course of business, our operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing.

INTEREST RATE RISK

         Our primary interest rate risk exposure results from our Revolving Credit Facility, Senior Notes and various smaller lines of credit that we maintain with foreign banks. If interest rates were to increase 200 basis points (2%) from June 30, 2002 rates, and assuming no changes in debt from the June 30, 2002 levels, the additional annual expense would be approximately $1.3 million on a pre-tax basis.

FOREIGN OPERATIONS AND FOREIGN CURRENCY EXCHANGE RISK

         Our foreign subsidiaries generally conduct business in local currencies. During the first quarter of fiscal 2003, the Company recorded a favorable foreign currency translation adjustment of $1.9 million in equity related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the United States dollar in relation to the Canadian dollar and British pound. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays. In addition, as a result of the Company's decision to sell the Australian subsidiary subsequent to year end, a loss of $1,590 related to the cumulative currency translation adjustment of the subsidiary was recognized in the first quarter of fiscal year 2003.

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

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         In March 1999, the Company entered into an $80 million revolving credit facility that expires on January 31, 2003 (the "Revolving Credit Facility"). Initial borrowings were used to repay existing domestic bank indebtedness. Through a series of subsequent amendments, including an amendment executed by the Company on February 11, 2002 ("February 2002 Amendment"), the size of the Revolving Credit Facility was reduced to $40 million. In addition, the February 2002 Amendment also provides that any payments made under the Senior Notes (see below) will result in a proportionate reduction in the lenders' commitments under the Revolving Credit Agreement. At June 30, 2002, lenders' commitments under the Revolving Credit Facility were limited to $37.7 million. Borrowings under the Revolving Credit Facility are further limited to borrowing base amounts as defined. The February 2002 Amendment provides for interest on borrowings at prime plus 2.50%. In addition, the February 2002 Amendment requires the Company to pay a facility fee of 0.75% on the commitment amount. Borrowings under the Revolving Credit Facility are secured by the Company's domestic accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate as well as certain assets in Canada. The Company has also pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The Revolving Credit Facility, as amended, requires the Company to maintain certain financial ratios and places limitations on the Company's ability to pay cash dividends, incur additional indebtedness and make investments, including acquisitions.

         At June 30, 2002, the Company was in violation of several financial covenants. These violations permit the lenders to cause the Revolving Credit Facility to become due prior to its stated maturity. As a result of the maturity, the Company has classified all of its outstanding indebtedness under the Revolving Credit Facility at June 30, 2002 as current. This event of default also restricts the Company from borrowing any additional funds under the Revolving Credit Facility and increases the interest rate on borrowings to prime plus 5.50%. The Company is continuing to make all required interest payments. The Company is currently negotiating with its lenders to amend this Revolving Credit Facility to eliminate the Company's violations and to extend the expiration date. If the Company is unable to negotiate an amendment to the Revolving Credit Facility, it will be necessary for the Company to refinance or repay this debt. The Company cannot assure that it will be able to accomplish such a transaction on terms acceptable to the Company. Failure to do so would have a material adverse effect on the Company's liquidity and financial condition and could result in the Company's inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

         In January 1998, the Company issued, through private placement, $30 million of Senior Notes due 2008 (the "Senior Notes"). The Senior Notes, as amended, bear interest at 10.6% effective April 15, 2001. In addition, the agreement relating to the Senior Notes, as amended, provides for an additional fee of 0.75% per annum on the outstanding principal amount of the Senior Notes for any quarter during which the ratio of debt to EBITDA (earning before interest, taxes, depreciation and amortization) equals or exceeds 4.00 to 1.00. The Senior Notes require monthly principal payments commencing in February 2002 and are secured equally and ratably with debt under the Revolving Credit Facility.

         The Company is required to maintain certain financial ratios under the Senior Notes. At June 30, 2002, the Company was in violation of several of these financial covenants. These violations permit the lender to cause the Senior Notes to become due prior to their stated maturity. As a result, the Company has classified all of its outstanding indebtedness under the Senior Notes at June 30, 2002 as current. The

Company is continuing to make all required interest payments. The Company made its required principal payments through March 2002, but has not made the required monthly payments after March 2002. The Company is currently negotiating with its lender to amend the Senior Notes to eliminate the Company's violations and to amend the schedule of principal payments required. If the Company is unable to negotiate an amendment to the Senior Notes, it will be necessary for the Company to refinance or repay this debt. The Company cannot assure that it will be able to accomplish such a transaction on terms acceptable to the Company. Failure to do so would have a material adverse effect on the Company's liquidity and financial condition and could result in the Company's inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

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

         The Company has incurred substantial costs in fiscal 2002, and will continue to incur substantial costs in fiscal 2003, in connection with the engagement of financial advisors and consultants, the investigation of accounting matters and the preparation and review of its financial statements and other reports. The Company also anticipates that it will continue to incur significant legal and other expenses in connection with the ongoing litigation and investigations described in Part II, Item 1 - Legal Proceedings.

         Based on the events of default which prevent the Company from accessing its Revolving Credit Facility, the Company can only obtain funds from its operating cash flow and under its foreign credit facilities, subject to applicable terms and conditions. Total availability under the foreign credit facilities at June 30, 2002, was approximately $5.0 million.

         The Company is negotiating agreements with its lenders to amend the current Revolving Credit Facility and Senior Note agreements and to address existing violations. Among other things, we seek to revise principal amortization of the Senior Notes and obtain ongoing borrowing capacity under the Revolving Credit Facility, subject to applicable borrowing base and other provisions. In addition to other terms and conditions, we expect to incur interest rates on borrowings under the Revolving Credit Facility at a higher applicable margin than under its existing provisions. We also intend to seek during fiscal 2003 other financing to retire the Senior Notes and the Revolving Credit Facility. There can be no assurance however that we will be able to amend the existing agreements or obtain other financing.

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

ITEM 5.  OTHER INFORMATION

SUBSEQUENT EVENT

         In July 2002, the Company's Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. The Company intends to sell non-core business units and use the proceeds to reduce debt. To assist, the Company has engaged the firm of Carl Marks Consulting Group LLC. A managing director of Carl Marks, has joined the Company in the role of Chief Restructuring Officer to manage the plan's implementation. The Company will report future quarterly and annual results separately for continuing operations and for discontinued operations. Potential operating gains or losses may be experienced with the disposition of assets at the time of disposal during the implementation of the restructuring plan. Operating income improvements combined with debt reduction targets are expected to result.

ACCOUNTING IRREGULARITIES IN AUSTRALIAN SUBSIDIARY

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

         The Company also announced in March 2002 that its Australian subsidiary was in the process of appointing an administrator and commencing voluntary administration proceedings, a process under Australian law providing relief from creditors of Australian companies. Following the appointment, the Company recorded a charge to earnings in the fiscal fourth quarter ended March 31, 2002 for its loss on investment related to the subsidiary. The Company also stated that, to the extent that the accounting irregularities materially affect previously filed financial statements, the Company expected that it would have to restate its audited financial statements for its fiscal year which ended March 31, 2001 as well as unaudited financial information for the first nine months through December 31, 2001 of its fiscal year ended March 31, 2002, as previously released. Accordingly, the financial statements for the affected periods have been restated in the Company's Form 10-K/A filed on August 9, 2002.

         On June 13, 2002, the Company announced that the Australian Securities and Investments Commission ("ASIC") had commenced an independent investigation of the accounting irregularities. The Company also had voluntarily disclosed this matter to the United States Securities and Exchange Commission ("SEC"), which commenced an informal inquiry. The ASIC investigation and the SEC inquiry, which is now a formal inquiry, both continue to be ongoing and the Company has been and intends to continue cooperating with both commissions. See "Part II - Other Information - Legal Proceedings." The Company also announced that the creditors of the Australian subsidiary effective in May 2002 had approved an arrangement under voluntary administration proceedings.

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

         Subsequent to the announcement of the investigation of the accounting irregularities at the Australian subsidiary, a purported class action lawsuit has been filed against the Company and certain of its current and former directors and officers. See "Part II - Other Information - Legal Proceedings."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   There were no Exhibits filed with this Form 10-Q.

B.   There were no reports on Form 8-K filed during the quarter.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CORRPRO COMPANIES, INC.
                                              (Registrant)



Date:  August 14, 2002                  /s/ Joseph W. Rog
                                        ---------------------------------------
                                        Joseph W. Rog
                                        Chairman of the Board, President
                                        and Chief Executive Officer
                                        (Principal Executive Officer)


                                        /s/ Robert M. Sloan
                                        ---------------------------------------
                                        Robert M. Sloan
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)