Form 10-Q
period 2002-09-30
CORRPRO COMPANIES INC /OH/
filed 2002-11-15
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                           --------------------------


                                    FORM 10-Q


(Mark One)

   [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

              YES   X                                  NO
                  -----                                   -----


     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

              YES                                      NO   X
                  -----                                   -----

     As of November 6, 2002, 8,408,276 Common Shares, without par value, were outstanding.

                             CORRPRO COMPANIES, INC.
                             -----------------------


                                      INDEX
                                      -----


                                                                        Page
                                                                        ----

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.  Financial Statements
           Consolidated Balance Sheets                                   3
           Consolidated Statements of Operations                         4
           Consolidated Statements of Cash Flows                         5
           Notes to the Consolidated Financial Statements                6-20

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           21-34

ITEM 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                             35

ITEM 4.  Controls and Procedures                                         35-36


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  Legal Proceedings                                                37-38

ITEM 2.  Changes in Securities and Use of Proceeds                        39

ITEM 3.  Default upon Senior Securities                                   39

ITEM 4.  Submission of Matters to Vote of Security Holders                39

ITEM 5.  Other Information                                                40

ITEM 6.  Exhibits and Reports on Form 8-K                                 41

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS
-------


                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                      September 30,   March 31,
                                                          2002          2002
                                                       (unaudited)    (audited)
                                                      -------------   ---------
ASSETS
Current Assets:
  Cash and cash equivalents                             $   5,538     $   3,959
  Accounts receivable, net                                 20,490        22,575
  Inventories                                               7,291         8,469
  Prepaid expenses and other                                4,371         3,028
  Assets held for sale                                     29,048        40,936
                                                        ---------     ---------
    Total current assets                                   66,738        78,967
                                                        ---------     ---------
 Property, plant and equipment, net                         7,597         8,391
 Other Assets:
    Goodwill                                               12,511        18,859
    Other assets                                            2,773         3,403
                                                        ---------     ---------
            Total other assets                             15,284        22,262
                                                        ---------     ---------
                                                        $  89,619     $ 109,620
                                                        =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings and current portion of
      long-term debt                                    $  59,420     $  61,668
    Accounts payable                                        7,628         8,636
    Accrued liabilities and other                           8,653         8,666
    Liabilities held for sale                               7,309         5,153
                                                        ---------     ---------
            Total current liabilities                      83,010        84,123
                                                        ---------     ---------

Long-term debt, net of current portion                        866         1,018

Deferred income taxes                                         794           622

Commitments and contingencies                                  --            --

Shareholders' Equity:
    Serial preferred shares                                    --            --
    Common shares                                           2,276         2,276
    Additional paid-in capital                             46,560        46,993
    Accumulated deficit                                   (40,294)      (16,251)
    Accumulated other comprehensive loss                   (2,629)       (7,002)
    Common shares in treasury, at cost                       (964)       (2,159)
                                                        ---------     ---------
            Total shareholders' equity                      4,949        23,857
                                                        ---------     ---------
                                                        $  89,619     $ 109,620
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

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                        For the Three         For the Six
                                        Months Ended          Months Ended
                                        September 30,         September 30,

                                                   As                    As
                                                Restated              Restated
                                     -------------------   -------------------
                                       2002       2001       2002       2001
                                     --------   --------   --------   --------

Revenues                             $ 28,286   $ 31,099   $ 55,121   $ 64,100
Operating cost and expenses:
  Cost of sales                        18,859     21,334     37,129     44,441
  Selling, general & administrative
    expenses                            7,741      7,468     15,771     15,389
                                     --------   --------   --------   --------
Operating income                        1,686      2,297      2,221      4,270
Interest expense                        1,311      1,278      2,367      2,470
                                     --------   --------   --------   --------
Income (loss) from continuing
  operations before income taxes,
  discontinued operations and
  cumulative effect of change in
  accounting principle                    375      1,019       (146)     1,800
Provision for income taxes                596        646        765        893
                                     --------   --------   --------   --------
Income (loss) from continuing
  operations before discontinued
  operations and cumulative
  effect of change in accounting
  principle                              (221)       373       (911)       907
Discontinued operations:
  Loss from operations, net            (3,136)      (239)    (4,894)    (1,039)
  Loss on disposal, net                    --         --         --         --
Cumulative effect of change in
  accounting principle                     --         --    (18,238)        --
                                     --------   --------   --------   --------
Net income (loss)                    $ (3,357)  $    134   $(24,043)  $   (132)
                                     ========   ========   ========   ========
Earnings (loss) per share - Basic:
  Income (loss) from continuing
    operations                       $  (0.03)  $   0.05   $  (0.11)  $   0.11
  Discontinued operations:
    Loss from operations, net           (0.37)     (0.03)     (0.58)     (0.13)
    Loss on disposal, net                  --         --         --         --
  Cumulative effect of change in
    accounting principle                   --         --      (2.18)        --
                                     --------   --------   --------   --------
    Net income (loss)                $  (0.40)  $   0.02   $  (2.87)  $  (0.02)
                                     ========   ========   ========   ========

Earnings (loss) per share - Diluted:
  Income from continuing operations  $  (0.03)  $   0.05   $  (0.11)  $   0.11
  Discontinued operations:
    Loss from operations, net           (0.37)     (0.03)     (0.58)     (0.13)
    Loss on disposal, net                  --         --         --         --
  Cumulative effect of change in
    accounting principle                   --         --      (2.18)        --
                                     --------   --------   --------   --------
    Net income (loss)                $  (0.40)  $   0.02   $  (2.87)  $  (0.02)
                                     ========   ========   ========   ========

Weighted average shares -
  Basic                                 8,403      8,073      8,376      8,016
  Diluted                               8,403      8,104      8,376      8,016


           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                              Six Months Ended
                                                                September 30,

                                                                           As
                                                                        Restated
                                                             -------------------
                                                               2002      2001
                                                             --------   --------

Cash flows from operating activities:
  Net loss                                                   $(24,043)  $  (132)
  Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
      Net Loss from Discontinued Operations                     4,894     1,039
    Depreciation and amortization                               1,431     2,015
    401(k) matching contribution in Treasury shares               136       465
    Deferred income taxes                                         165        --
    Cumulative effect of change in accounting principle        18,238        --
    Loss on sale of assets                                        (11)      (81)
    Changes in operating assets and liabilities:
      Accounts receivable                                       2,318     4,017
      Inventories                                               1,261     1,255
      Prepaid expenses and other                               (1,337)     (959)
      Other assets                                                254      (717)
      Accounts payable and accrued expenses                      (889)   (2,057)
                                                             --------   -------
        Total adjustments                                      26,460     4,977
                                                             --------   -------
    Net cash provided by continuing operating activities        2,417     4,845
                                                             --------   -------
 Cash flows from investing activities:
    Additions to property, plant and equipment                   (193)     (263)
    Proceeds from disposal of property, plant and equipment        50       328
                                                             --------   -------
        Net cash provided by (used for) investing activities     (143)       65
                                                             --------   -------

Cash flows from financing activities:
  Net (payments) borrowings under Revolving Credit Facility
    and lines of credit                                        (1,808)   (2,565)
  Net proceeds from employee stock purchase plan                   --        40
                                                             --------   -------
        Net cash used for financing activities                 (1,808)   (2,525)

Effects on cash of foreign currency exchange rates                 (1)        2

Net Cash provided by (used for) discontinued
  operations                                                    1,114    (2,772)
                                                             --------   -------

Net increase (decrease) in cash and cash equivalents            1,579      (385)
Cash and cash equivalents at beginning of period                3,959     3,203
                                                             --------   -------
Cash and cash equivalents at end of period                   $  5,538   $ 2,818
                                                             ========   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Income taxes                                               $    408   $   673
  Interest                                                   $  2,934   $ 3,584


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

         The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants, however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months or for the six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003 or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended March
31, 2002.

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


NOTE 2 - INVENTORIES

                                               September 30,       March 31,
                                                   2002              2002
                                                   ----              ----
Inventories consist of the following:
  Component parts and raw material                $ 5,292           $ 5,624
  Finished goods                                    3,147             3,786
                                                  -------           -------
                                                    8,439             9,410
  Inventory reserve                                (1,148)             (941)
                                                  -------           -------
                                                  $ 7,291           $ 8,469
                                                  =======           =======

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

                                                        September 30, March 31,
                                                             2002       2002
                                                             ----       ----
Property, plant and equipment consists of the following:
     Land                                                 $    593      $  592
     Buildings and improvements                              6,171       6,158
     Equipment, furniture and fixtures                      15,202      15,030
                                                          --------     --------
                                                            21,966       21,780
     Less:  Accumulated depreciation                       (14,369)     (13,389)
                                                          --------     --------
                                                          $  7,597     $  8,391
                                                          ========     ========


NOTE 4 - EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period, which was 8,403 and 8,073 for the three months ended September 30, 2002 and 2001, respectively, and 8,376 and 8,016 for the six months ended September 30, 2002 and 2001, respectively. Diluted EPS for the period has been determined by dividing net income by the weighted average number of common shares and potential common shares outstanding for the period which was 8,403 and 8,104 for the three months ended September 30, 2002 and 2001, respectively, and 8,376 and 8,016 for the six months ended September 30, 2002 and 2001, respectively. Stock options and the warrants (see Note 11 - Revolving Credit Facility and Senior Notes) are the only potential common shares. The effect of the 72 incremental shares of stock options and warrants for the three months ended September 30, 2002 and 37 and 25 incremental shares for the six months ended September 30, 2002 and 2001 respectively, have been excluded from dilutive weighted average shares as the net loss for these periods would cause the incremental shares to be anti-dilutive. Potential common shares are computed using the treasury stock method.


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

         The Company granted options to purchase 36 common shares at exercise prices ranging from $0.59 to $1.15 per share under the 1997 Option Plan and the Non-Employee Director Option Plan during the six months ended September 30, 2002. In addition, options previously granted to purchase 49 common shares at exercise prices ranging from $1.52 to $12.10 were terminated during the six months ended September 30, 2002.


NOTE 6 - SHAREHOLDERS' EQUITY

         The Company maintains the Corrpro Companies, Inc. 401(k) Savings Plan for all eligible employees in the United States under Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make contributions to the plan. In addition, in the past the Company has matched a portion of employees' contributions. Effective October 1, 2000, the Company began matching employee contributions with treasury shares. For the six months ended September 30, 2002, the Company issued 121 treasury shares for the Company's matching contributions for February and March 2002. The Company still must issue shares with a value of $63 for the April 5, 2002 contribution. Effective April 6, 2002, the Company suspended the Company match.

         During the quarter ended September 30, 2002, the Company issued warrants to the lenders (see Note 11 - Revolving Credit Facility and Senior Notes) under its Revolving Credit Facility and Senior Notes. The warrant issued to the Revolving Credit Facility lender permits the lender to purchase 467 shares at a purchase price of $.01 per share, and the warrant issued to the Senior Notes lender permits the lender to purchase 467 shares at a purchase price of $.01 per share. For purposes of financial reporting the warrants were valued at $313 each and the aggregate amount of $626 increased paid-in capital and reduced short and long term debt. The $313 discount per facility will be fully amortized for Revolving Credit Facility termination in July 2003, and for the Senior Notes by January 15, 2008.


NOTE 7 - OTHER COMPREHENSIVE INCOME (LOSS)

         Accumulated other comprehensive loss is reported separately from retained earnings and additional paid-in-capital in the Consolidated Balance Sheets. Items considered to be other comprehensive income (loss) include adjustments made for foreign currency translation (under SFAS 52) and pensions (under SFAS No. 87).

         Components of other accumulated comprehensive loss consist of the following:

                                        September 30,      March 31,
                                            2002             2002
                                        -------------    -------------
Translation adjustment                     $(2,629)         $(6,504)
Pensions                                                       (498)
                                           -------          -------
Ending Balance                             $(2,629)         $(7,002)
                                           =======          =======


          Components of comprehensive income (loss) consist of the following:

                                        Six Months Ended September 30,
                                              2002           2001
                                              ----           ----
Net loss                                   $(24,043)        $(132)
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustment                         (576)          417
Write-off translation adjustment related
 to discontinued operations                   3,299            --
Write-off pensions related to discontinued
 Operations                                     498            --
                                           --------         -----
Total comprehensive income (loss)          $(20,822)        $ 285
                                           ========         =====


NOTE 8 - ASSETS AND LIABILITIES HELD FOR SALE

         In July 2002, the Company's Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. The Company intends to sell non-core business units and use the proceeds to reduce debt. The Company has engaged outside professionals to assist in the disposition of the domestic and international non-core business units. Prior to the quarter ended September 30, 2002, the Company's non-core domestic and international units were reported as the Other Operations and International Operations reporting segments. Effective for the quarter ended September 30, 2002, the Other Operations and the International Operations reporting segments have been eliminated and the non-core domestic and international units will be reported as discontinued operations. Prior year financial statements have been reclassified to reflect these non-core units as discontinued operations, which are also referred to as "assets and liabilities held for sale."

         Assets and liabilities held for sale as of September 30, 2002 and March 31, 2002 consisted of:

                                                September 30,  March 31,
                                                    2002         2002
                                                    ----         ----

         Cash                                     $  2,801     $  1,796
         Accounts Receivable                        12,497       15,291
         Inventory                                   6,277        6,097
         Prepaid Expenses                              467          365
         Net PPE                                     1,739        1,851
         Goodwill and Other Assets                   5,267       15,536
                                                  --------     --------
         Assets held for sale                     $ 29,048     $ 40,936
                                                  ========     ========

         Current Liabilities                      $  7,326     $  5,151
         Deferred Taxes & Minority Interest            (17)           2
         Accumulated Comprehensive Income               --           --
                                                  --------     --------
         Liabilities held for sale                $  7,309     $  5,153
                                                  ========     ========


         The Company allocated interest to discontinued operations of $635 and $655 for the three months ended September 30, 2002 and 2001, respectively, and the Company allocated interest to discontinued operations of $1,265 and $1,296, for the six month periods ended September 30, 2002 and 2001 based on estimated proceeds from the discontinued operations disposition that will be used to pay down the Revolving Credit Facility and Senior Notes (see Note 11 - "Revolving Credit Facility and Senior Notes"). The interest rate used to calculate the interest expense allocated was the weighted average interest rate of the Revolving Credit Facility and Senior Notes.

         Potential operating gains or losses may be experienced with the disposition of the non-core assets at the time of disposal during implementation of the restructuring plan. Listed below are the three and six month statements of operations for the discontinued operations for the periods ending
September 30, 2002 and 2001.


                                                    For the Three          For the Six
                                                    Months Ended           Months Ended
                                                    September 30,          September 30,
                                                              As                       As
                                                           Restated                 Restated
                                                --------------------    --------------------
                                                  2002        2001        2002        2001
                                                --------    --------    --------    --------
Revenues                                        $ 10,778    $ 11,618    $ 19,873    $ 22,688
Operating cost and expenses:
   Cost of sales                                   7,109       7,696      13,073      15,539
   Selling, general & administrative expenses      4,565       3,434       7,032       6,747
   Currency translation adjustment                 1,709          --       3,299          --
                                                --------    --------    --------    --------
Operating income                                  (2,605)        488      (3,531)        402
Interest expense                                     635         655       1,265       1,296
                                                --------    --------    --------    --------
Loss from continuing operations
   before income taxes                            (3,240)       (167)     (4,796)       (894)
Provision for income taxes                          (104)         72          98         145
                                                --------    --------    --------    --------
Loss from discontinuing operations                (3,136)       (239)     (4,894)     (1,039)
                                                ========    ========    ========    ========

NOTE 9 - BUSINESS SEGMENTS

     Beginning in the three months ended September 30, 2002, the Company reorganized its business segments into two principal operating segments:
Domestic Core and Canadian Operations (see Note 8 - Assets Held for Sale). The International and the Other Operations segments were designated as non-core and reported in discontinued operations. The segment information for the prior-year has been restated to conform to the current operating structure. The Company's business segments and a description of the products and services they provide are described below:

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


                                         For the Three            For the Six
                                          Months Ended            Months Ended
                                          September 30,           September 30,
                                                 AS RESTATED             AS RESTATED
                                                 -----------             -----------
                                        2002        2001        2002        2001
                                      --------    --------    --------    --------
Revenue:
  Domestic Core Operations            $ 23,106    $ 25,763    $ 45,561    $ 53,310
  Canadian Operations                    5,180       5,336       9,560      10,790
                                      --------    --------    --------    --------
                                      $ 28,286    $ 31,099    $ 55,121    $ 64,100
                                      ========    ========    ========    ========
Operating Income:
  Domestic Core Operations            $  4,009    $  4,314    $  7,699    $  9,031
  Canadian Operations                    1,500       1,238       2,243       1,964
  Corporate Related Costs and Other     (3,823)     (3,255)     (7,721)     (6,725)
                                      --------    --------    --------    --------
                                      $  1,686    $  2,297    $  2,221    $  4,270
                                      ========    ========    ========    ========

NOTE 10 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the remaining useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. It is currently the Company's policy to recognize restructuring costs in accordance with EITF Issue No. 94-3.

NOTE 11 - REVOLVING CREDIT FACILITY AND SENIOR NOTES

     In March 1999, the Company entered into an $80 million revolving credit facility that expires on July 31, 2003 (the "Revolving Credit Facility"). Initial borrowings were used to repay existing domestic bank indebtedness. Through a series of subsequent amendments, including an amendment executed by the Company on September 23, 2002 ("September 2002 Amendment") the size of the Revolving Credit Facility was reduced to $37.5 million. In addition, the September 2002 Amendment provides that any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44%, respectively. Any net asset disposition payments to reduce the Revolving Credit Facility will result in a proportionate reduction in the lender's commitments in the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are further limited to borrowing base amounts as defined. The September 2002 Amendment provides for interest on borrowings at prime plus 5.00%. In addition, the September 2002 Amendment requires the Company to pay a facility fee of 1.00% on the commitment amount.

     In connection with the September 2002 Amendment, the Revolving Credit Facility lender group received a warrant ("Revolving Credit Facility Warrant") to purchase 467 of the Company's common shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Revolving Credit Facility Warrant can be reduced up to 50% if the Company partially pays the Revolving Credit Facility principal amount prior to July
31, 2003. If the entire Revolving Credit Facility principal balance is paid prior to February 23, 2003, the Revolving Credit Facility Warrant will be terminated and cease to be in force and effect. Borrowings under the Revolving Credit Facility are secured by the Company's domestic accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate as well as certain assets in Canada. The Company has also pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The Revolving Credit Facility, as amended, requires the Company to maintain certain financial ratios and places limitations on the Company's ability to pay cash dividends, incur additional indebtedness and make investments, including acquisitions. The Company was in compliance with the financial covenants of the Revolving Credit Facility as of September 30, 2002. At September 30, 2002 the Company had $30.2 million outstanding under the Revolving Credit Facility. The Company did not have any additional availability under the Revolving Credit Facility at September 30, 2002.

     Due to the fact that the Company's Revolving Credit Facility expires on July 31, 2003, it will be necessary for the Company to amend this Revolving Credit Facility to extend the expiration date. If the Company is unable to negotiate an amendment to the Revolving Credit Facility, it will be necessary for the Company to refinance or repay this debt. The Company cannot assure that it will be able to accomplish such a transaction on terms acceptable to the Company. Failure to do so would have a material adverse effect on the Company's liquidity and financial condition and could result in the Company's inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

     In January 1998, the Company issued, through private placement, $30 million of Senior Notes due 2008 (the "Senior Notes"). The Senior Notes, as amended, bear interest at 11.35% until July 31, 2003 and 11.85% on and after July 31, 2003. In addition, the agreement relating to the Senior Notes, as amended, provides for an additional fee of 1.00% per annum on the outstanding principal amount of the Senior Notes. In connection with the September 2002 Amendment, the Senior Notes lender received a warrant ("Senior Notes Warrant") to purchase 467 of the Company's common shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Senior Notes Warrant can be reduced up to 50% to the extent the Company partially pays the Revolving Credit Facility principal and the Senior Notes principal prior to July 31, 2003. To the extent the entire Revolving Credit Facility and Senior Notes principal balance is paid prior to February 23, 2003, the Senior Notes Warrant will be terminated and cease to be in force and effect. The Senior Notes, as amended, require a principal payment of $7,561 by July 31, 2003 and monthly principal payments of $384 commencing on August 15, 2003 ("Notes Principal Repayments") and are secured equally and ratably with debt under the Revolving Credit Facility. In addition, the amended Senior Notes provided that any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44%, respectively. Any such additional payments used to reduce the Senior Notes will result in an equal reduction in the Notes Principal Repayments. The Company can not assure that it will be able to make its Note Principal Repayments when due. Failure to do so would result in default under the Senior Notes, in which case, the Senior Notes lender could pursue its remedies for default, including acceleration of principal. The Company is required to maintain certain financial ratios under the Senior Notes. The Company was in compliance with the financial covenants under the Senior Notes as of September 30, 2002.

     The Company intends to seek during fiscal 2003 other financing to retire the Senior Notes and the Revolving Credit Facility. There can be no assurance, however, that the Company will be able to obtain other financing or if obtained, what the terms and conditions would be.

NOTE 12 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective April 1, 2002. Goodwill and intangible assets deemed to have indefinite lives are no longer being amortized but are subject to impairment tests in accordance with SFAS No. 142. Excluding such amortization expense of $412 and $881 for the three months and six months ended September 30, 2001, respectively, earnings per share would have been $0.05 and $0.11, respectively.

     During the quarter ended September 30, 2002, the Company, with the assistance of independent valuation experts, completed its initial assessment test as of April 2002 and concluded that certain of its goodwill was impaired. Effective April 1, 2002, the Company has recognized a transitional impairment charge of $18,238 as the cumulative effect of a change in accounting principle to reduce the carrying values of certain indefinite lived intangible assets and goodwill to estimated fair values as required by SFAS No. 142.

     Impairment of goodwill amounted to $18,238 or $(2.18) per share. The impairment of goodwill consisted of goodwill impairments of $3,180 from Domestic Operations, $3,226 from Canadian Operations, $4,803 from Other Operations in discontinued operations, and $7,029 from International Operations in discontinued operations. Weakening foreign currency exchange rates and economic conditions, particularly in the Middle East, have negatively impacted profits and cash flows in U.S. Dollars for the International and Canadian Operations. Fair values of indefinite lived intangible assets and goodwill were estimated using a discounted cash flow valuation model, incorporating a discount rate commensurate with the risks involved for each group of assets.

     SFAS No. 142 requires a review at least annually of the carrying value of indefinite lived assets and goodwill. In addition to the transitional impairment test completed in the second quarter of fiscal year 2003, another impairment test will be completed in the fourth quarter of fiscal year 2003 and at least annually thereafter.

     Amortizable intangibles at September 30, 2002 amounted to $1,175 net of $2,432 of accumulated amortization. These intangibles are primarily related to patents and trademarks with useful lives ranging from 3 to 15 years. Amortization expense for each of the next five fiscal years is expected to be $232.

NOTE 13 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

     On March 20, 2002, the Company announced that it had discovered accounting irregularities caused by apparent internal misconduct in its Australian subsidiary. The accounting irregularities involved the overstatement of revenues and understatement of expenses by the Australian subsidiary. The irregularities were discovered by Corrpro management in connection with an internal review of the subsidiary's working capital management practices and cash flow problems inconsistent with the subsidiary's reported results. Upon discovering the irregularities, the Company immediately began an internal investigation conducted under the direction of the Audit Committee of its Board of Directors. The Audit Committee subsequently retained special counsel in connection with the investigation and retained the forensic investigation unit of the accounting firm Deloitte Touche Tohmatsu.

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

     In addition to the Audit Committee investigation, the Company conducted a review of the accounting records for fiscal 2001 and the first nine months through December 31, 2001 of fiscal 2002 and contracted KPMG LLP to audit the Company's restated consolidated financial statements for fiscal 2001. The cumulative restatement of the Company's fiscal 2001 consolidated financial statements decreased consolidated stockholders' equity as of March 31, 2001 by approximately $3,805 from amounts previously reported and increased the loss by $3,575. The cumulative restatement of the Company's first six months of fiscal 2002 consolidated financial statements decreased consolidated stockholders' equity as of September 30, 2001 by approximately $5,044 from amounts previously reported and decreased net income by $1,254.

     Following are the primary categories of restatement adjustments to the Company's previously reported financial results as of and for the three and six months ended September 30, 2001. These restated financial statements only reflect the impact of the accounting irregularities related to the Australian subsidiary and not the reclassification related to certain operations being classified as discontinued operations (see Note 8 - Assets Held for Sale):

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    As of September 30, 2001
                                                                    ------------------------
                                                                        As
                                                                     Previously       As
                                                                      Reported    Restated
                                                                     ----------   ---------
ASSETS
Current Assets:
       Cash and cash equivalents                                     $   4,399    $   4,373
       Accounts receivable, less allowance for doubtful accounts        38,861       37,983
       Inventories                                                      21,482       20,200
       Prepaid expenses and other                                        7,679        6,846
       Deferred income taxes                                             2,691        2,526
                                                                     ---------    ---------
             Total current assets                                       75,112       71,928
                                                                     ---------    ---------
Property, plant and equipment                                           11,735       11,636

Other Assets:
       Goodwill, net                                                    37,008       37,107
       Other assets                                                     11,015       11,840
                                                                     ---------    ---------
             Total other assets                                         48,023       48,947
                                                                     ---------    ---------
                                                                     $ 134,870    $ 132,511
                                                                     =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Short-term borrowings and current portion of long-term debt
       Current portion of long-term debt                             $   6,276    $   6,276
       Accounts payable                                                 12,805       13,341
       Accrued liabilities and other                                     9,081       11,230
                                                                     ---------    ---------
             Total current liabilities                                  28,162       30,847
                                                                     ---------    ---------
Long-term debt, net of current portion                                  59,300       59,300

Commitments and contingencies                                             --           --

Minority interest                                                           58           58

Shareholders' Equity:
       Serial preferred shares                                            --           --
       Common shares                                                     2,276        2,276
       Additional paid-in capital                                       48,141       48,140
       Accumulated earnings                                              6,663        1,834
       Accumulated other comprehensive loss                             (6,048)      (6,262)
       Common shares in treasury                                        (3,682)      (3,682)
                                                                     ---------    ---------
             Total shareholders' equity                                 47,350       42,306
                                                                     ---------    ---------
                                                                     $ 134,870    $ 132,511
                                                                     =========    =========

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      Three Months Ended September 30, 2001
                                      -------------------------------------
                                                 As
                                             Previously     As
                                              Reported   Restated
                                             ----------  --------
Revenues                                       $43,231   $42,717

Cost of sales                                   28,950    29,030
Selling, general and administrative expenses    10,742    10,902
                                               -------   -------
Operating income                                 3,539     2,785

Interest expense                                 1,924     1,933
                                               -------   -------
Income before income taxes                       1,615       852

Provision for income taxes                         718       718
                                               -------   -------
Net income                                     $   897   $   134
                                               =======   =======
Earnings per share-
        Basic                                  $  0.11   $  0.02
        Diluted                                $  0.11   $  0.02

Weighted average shares outstanding-
        Basic                                    8,073     8,073
        Diluted                                  8,104     8,104


                                       Six Months Ended September 30, 2001
                                      -------------------------------------
                                                 As
                                             Previously     As
                                              Reported   Restated
                                             ----------  --------
Revenues                                       $87,608   $86,789

Cost of sales                                   59,917    59,981
Selling, general and administrative expenses    21,944    22,136
                                               -------   -------
Operating income                                 5,747     4,672

Interest expense                                 3,744     3,766
                                               -------   -------
Income before income taxes                       2,003       906

Provision for income taxes                         881     1,038
                                               -------   -------
Net income                                      $1,122     $(132)
                                               =======   =======
Earnings per share-
        Basic                                  $  0.14   $  0.02
        Diluted                                $  0.14   $  0.02

Weighted average shares outstanding-
        Basic                                    8,016     8,016
        Diluted                                  8,041     8,016

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                              Six Months Ended September 30, 2001
                                                              -----------------------------------
                                                                       As
                                                                   Previously           As
                                                                    Reported         Restated
                                                                     -------         -------
Cash flows from operating activities:
      Net income (loss)                                              $ 1,122         $  (132)
      Adjustments to reconcile net income (loss) to net cash
          used for operations:
        Depreciation and amortization                                  2,861           2,861
        Asset impairment                                                --              --
        401K matching contribution in Treasury shares                    465             465
        Deferred income taxes                                             (3)             (1)
        (Gain) loss on sale of assets                                    (86)            (86)
        Minority interest                                                (36)            (36)
        Changes in operating assets and liabilities:
          Accounts receivable                                          4,226           3,971
          Inventories                                                    920             602
          Prepaid expenses and other                                  (3,606)         (3,419)
          Other assets                                                  (614)           (762)
          Accounts payable and accrued expenses                       (2,026)           (480)
                                                                     -------         -------
               Total adjustments                                       2,101           3,115
                                                                     -------         -------
               Net cash provided by operating activities               3,223           2,983
                                                                     -------         -------
Cash flows from investing activities:
      Additions to property, plant and equipment                        (433)           (337)
      Proceeds from disposal of property, plant and equipment            615             615
                                                                     -------         -------
               Net cash provided by investing activities                 182             278
                                                                     -------         -------
Cash flows from financing activities:
      Net (payments) borrowings under Revolving
        Credit Facility and lines of credit                           (2,706)         (2,706)
      Net payments under other long-term debt                           (295)           (295)
      Net proceeds from employee stock purchase plan                      40              40
                                                                     -------         -------
               Net cash used by financing activities                  (2,961)         (2,961)
                                                                     -------         -------
Effect of changes in foreign currency exchange rates
on cash                                                                   55              41
                                                                     -------         -------
Net increase in cash                                                     499             341
Cash and cash equivalents at beginning of period                       3,900           4,032
                                                                     -------         -------
Cash and cash equivalents at end of period                           $ 4,399         $ 4,373
                                                                     =======         =======

NOTE 14 -  CORRPRO COMPANIES AUSTRALIA

         On March 20, 2002, the Company announced that it had discovered accounting irregularities caused by apparent internal misconduct in its Australian subsidiary. The accounting irregularities involved the overstatement of revenues and understatement of expenses by the Australian companies. The irregularities were discovered by Corrpro management in connection with an internal review of the subsidiary's working capital management practices and cash flow problems inconsistent with the subsidiary's reported results. Upon discovering the irregularities, the Company immediately began an internal investigation conducted under the direction of the Audit Committee of its Board of Directors. The Audit Committee subsequently retained special counsel in connection with the investigation and retained the forensic investigation unit of the accounting firm Deloitte Touche Tohmatsu.

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

         On April 24, 2002, the creditors of the Australian subsidiary resolved that the Administrators of the Australian subsidiary should enter into a Deed of Company Arrangement. The Deed of Company Arrangement became effective May 1, 2002. The arrangement requires the Australian subsidiary to make unsecured payments to the Administrators for the Administrator's fees, certain employee benefit programs and unsecured creditors. The Company is not required to fund any of these unsecured payments. The Company did guarantee payment of the Australian subsidiary's bank debt, which totaled $977 at September 30, 2002. The arrangement also returns the day-to-day management of the Australian subsidiary to the director of the subsidiary subject to the oversight of the Administrator who will retain control of, and be entitled to realize and deal with in accordance with the Deed of Company Arrangement, the claims against the Australian subsidiary.

         Due to the commencement of the voluntary administration proceedings, and the resulting loss of control over the Australian subsidiary, the Company believes the investment in the subsidiary has been fully impaired. The assets and liabilities of the subsidiary are not included in the consolidated balance sheet of the Company as of September 30, 2002, and except for the existing obligation of $977 under the guarantee of the subsidiary's bank debt, the Company will no longer provide any financial support to the subsidiary.

         In connection with the Company's and Audit Committee's investigation, the Company incurred additional legal and professional fees of approximately $788 for the six months ended September 30, 2002 related to this matter. In addition, as a result of the Company's decision to sell the subsidiary subsequent to year end, a loss of $1,495 related to the cumulative currency translation adjustment of the subsidiary was recognized in the first six months ended September 30, 2002. The Australia subsidiary is included in discontinued operations.

NOTE 15 - SUBSEQUENT EVENT

         On October 1, 2002, the Australian subsidiary sold its business assets (excluding cash, accounts receivable and certain trademarks) for a purchase price of $634. The cash proceeds (except amounts held in escrow) from the business asset sale were remitted to the Administrator of the Australian subsidiary in accordance with the Deed of Company Arrangement. The remaining assets (primarily accounts receivable) are also being liquidated and those proceeds will be remitted to the Administrator. After satisfying the obligations under the Deed of Company Arrangement, the Administrator will remit back to the Australian subsidiary any excess funds. The excess funds, if any, will be used by the

Australian subsidiary to pay post petition creditors. There is no assurance that after all the Australian subsidiary's assets have been liquidated the Administrator will have excess funds available to remit to the Australian subsidiary.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
-------           of Operations

GENERAL

         Corrpro Companies, Inc. was founded in 1984 and is organized under the laws of the State of Ohio. As used in this report, the terms "Corrpro" and the "Company" mean Corrpro Companies, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

         In July 2002, the Company's Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. The Company intends to sell non-core business units and use the proceeds to reduce debt. The Company has engaged outside professionals to assist in the disposition of the domestic and international non-core business units. Prior to the quarter ended September 30, 2002, the Company's non-core domestic and international units were reported as the Other Operations and International Operations reporting segments. Effective for the quarter ended September 30, 2002, the Other Operations and the International Operations reporting segments have been eliminated and the non-core domestic and international units will be reported as discontinued operations. Prior year financial statements have been reclassified to reflect these non-core units as discontinued operations, which are also referred to as assets held for sale.

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

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

         The Company had determined that its audited financial statements for the fiscal year ended March 31, 2001 and its unaudited financial statements for the first nine months through December 31, 2001 of its fiscal year ended March 31, 2002 and for all four quarters of its fiscal year ended March 31, 2001, were inaccurate and required restatement. These inaccuracies and required restatements are discussed in Note 13 - Restatement of Consolidated Financial Statements, Notes to the Consolidated Financial Statements above. This Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year 2003 second quarter and fiscal year 2002 second quarter reflects the restatement of the Company's previously reported financial statements for the fiscal year 2002 second quarter.

AUSTRALIAN SUBSIDIARY

         The Company's Australian subsidiary appointed an administrator and commenced voluntary administration proceedings on March 21, 2002, a process under Australian law providing relief from creditors of Australian companies. Following the appointment, the Company no longer controlled the Australian subsidiary and recorded a charge to earnings of approximately $2.5 million in the fiscal fourth quarter ended March 31, 2002 for its loss on investment related to the subsidiary. The results of operations of the subsidiary were included in the Company's Consolidated Statements of Operations through March 31, 2002. The assets and liabilities of the subsidiary are not included in the Consolidated Balance Sheet of the Company as of March 31, 2002. The results from the subsidiary have not been included in the Company's consolidated financial statements for fiscal 2003. Moreover, the Company incurred additional legal and professional fees of approximately $0.8 million in the first six months of fiscal 2003 related to this matter. In addition, as a result of the Company's decision to sell the subsidiary subsequent to year end, a loss of $1.5 million related to the cumulative currency translation adjustment of the subsidiary was recognized in the first six months of fiscal year 2003. These costs associated with Australia are included in discontinued operations.

A. RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

         Revenues from continuing operations for the fiscal 2003 second quarter totaled $28.3 million compared to $31.1 million in the fiscal 2002 second quarter, a decrease of $2.8 million or 9.0%. Revenues from the discontinued operations were $10.8 million in the fiscal 2003 second quarter compared to $11.6 million in the prior-year period, a decrease of $0.8 million or 7.2%.

         Fiscal 2003 second quarter revenues relating to our Domestic Core Operations segment totaled $23.1 million compared to $25.8 million in the fiscal 2002 second quarter, a decrease of $2.7 million or 10.3%. This revenue decrease relates primarily to the decreased activity levels in our coatings services business compared to the year-earlier period. The coatings services business did not receive as many government contract awards as expected and anticipates lower year-over-year revenue levels.

         Our Canadian Operations segment revenues for the second quarter of fiscal 2003 totaled $5.2 million compared to $5.3 million in the prior-year second quarter, a decrease of $0.1 million or 2.9%. The decrease is due to lower material and rectifier sales. The Canadian Operations continue to experience weakness in the energy segment of its business.

GROSS PROFIT

         Gross profit margins were 33.3% for the fiscal 2003 second quarter compared to 31.4% for the fiscal 2002 second quarter. Gross margins benefited in the current quarter from a number of high margin jobs in both the Domestic Core Operations and the Canadian Operations. The prior-year gross margins were impacted by costs incurred to close under-performing offices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses totaled $7.7 million (27.4% of revenues) for the fiscal 2003 second quarter compared to $7.5 million (24.0% of revenues) in the fiscal 2002 second quarter, an increase of $0.2 million. The fiscal 2003 second quarter had $1.4 million related to unusual charges while the prior-year quarter had only $0.1 million related to unusual charges. These unusual charges included $0.5 million in professional fees associated with our lender negotiations, $0.5 million in professional fees related to our loss on investment in our Australian subsidiary and $0.4 million in severance costs associated with our restructuring program. Excluding the impact of unusual charges, selling, general and administrative expenses decreased $1.1 million over the prior-year quarter.

OPERATING INCOME FROM CONTINUING OPERATIONS

         Operating income totaled $1.7 million for the fiscal 2003 second quarter compared to $2.3 million for the fiscal 2002 second quarter, a decrease of $0.6 million or 26.6%. The decrease relates primarily to the unusual charges that were incurred during the fiscal 2003 second quarter. Excluding the impact of the unusual charges, operating income increased $0.7 million over the prior-year period.

INTEREST EXPENSE

         Interest expense totaled $1.3 million in both the second quarter of fiscal 2003 and 2002. Interest rates increased in fiscal year 2003 in connection with amending our credit facilities. However, the increase in the interest rates in the second quarter of fiscal 2003 were offset by the lower debt levels.

INCOME TAX PROVISION

         The Company recorded a provision for income taxes of $0.6 million for the fiscal 2003 second quarter compared to a provision of $0.6 million for the fiscal 2002 second quarter. Our income tax provision is based on our effective tax rate. Our effective tax rate is based on the statutory rates is effect in the countries in which we operate. The Company recorded a provision in excess of the statutory tax rate of 34% as losses in the domestic operations have not yet been benefited. During the second quarter of fiscal 2003, we increased our valuation allowance for our deferred tax assets by $0.9 million. The Company intends to maintain a full valuation allowance on its domestic net deferred tax assets and net operating loss carryforwards until sufficient evidence exists to support the reversal of the remaining reserve.

INCOME (LOSS) FROM CONTINUING OPERATIONS

         Loss from continuing operations for the fiscal 2003 second quarter was $0.2 million compared to $0.4 million in income from continuing operations in the prior-year period, a decrease of $0.6 million. This decrease primarily related to the unusual charges during the quarter discussed above.

DISCONTINUED OPERATIONS

         Loss from discontinued operations for the fiscal 2003 second quarter was $3.1 million compared to $0.2 million in the prior-year period, a decrease in earnings of $2.9 million. This decrease is primarily related to the write-off of accumulated other comprehensive income and professional fees relating to the discontinuance of these operations which totaled $3.7 million in the fiscal 2003 second quarter.

NET INCOME (LOSS)

         Net loss totaled $3.4 million in the second quarter of fiscal 2002 compared to $0.1 million of income in the prior-year period, a decrease in earnings of $3.5 million. Loss per share on a diluted basis totaled $0.40 per share compared to $0.02 of income per share in the year-earlier period.


         RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

         Revenues for the six months ended September 30, 2002 totaled $55.1 million compared to prior-year revenues of $64.1 million, a decrease of $9.0 million or 14.0%. Revenues from the discontinued operations were $19.9 million for the first six months of fiscal 2003 compared to $22.7 million in the prior-year period, a decrease of $2.8 million or 12.4%.


         For the six months ended September 30, 2002, revenues relating to the Domestic Core Operations totaled $45.6 million compared to prior-year results of $53.3 million, a decrease of $7.7 million or 14.5%. This revenue decrease relates primarily to the decreased activity levels in our coatings services business compared to the year-earlier period. The coatings services business did not receive as many government contract awards as expected and anticipates lower year-over-year revenue levels.

         The Canadian Operations' revenues for the six months ended September 30, 2002 totaled $9.6 million compared to prior-year results of $10.8 million, a decrease of $1.2 million or 11.4%. The decrease is due to lower material and rectifier sales. The Canadian Operations continue to experience weakness in the energy segment of its business.

GROSS PROFIT

         Consolidated gross profit margins were 32.6% for the six months ended September 30, 2002 compared to 30.7% for the prior-year period. Gross margins benefited in the current year from a number of high margin jobs in both the Domestic Core Operations and the Canadian Operations. The prior-year gross margins were impacted by costs incurred to close under-performing offices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses totaled $15.8 million (28.6% of revenues) for the six months ended September 30, 2002 compared to $15.4 million (24.0% of revenues) for the prior-year period. Selling, general and administrative expenses for the six months ended September 30, 2002 had $2.5 million related to unusual charges while the prior-year period had only $0.2 million related to unusual charges. These unusual charges included $1.2 million in professional fees associated with our lender negotiations, $0.8 million in professional fees related to our loss on investment in our Australian subsidiary and $0.5 million in severance costs associated with our restructuring program. Excluding the impact of unusual charges, selling, general and administrative expenses decreased $1.9 million over the prior-year period.

OPERATING INCOME FROM CONTINUING OPERATIONS

         Operating income from continuing operations totaled $2.2 million for the six months ended September 30, 2002 compared to $4.3 million in the prior-year period, a decrease in earnings of $2.1 million. This decrease is primarily related to the unusual charges incurred during the fiscal year. Excluding the impact of the unusual charges, operating income increased $0.2 million over the prior-year period.

INTEREST EXPENSE

         Interest expense totaled $2.4 million for the six months ended September 30, 2002 compared to $2.5 million in the prior-year period. Interest rates increased in fiscal year 2003 in connection with amending our credit facilities. However, the increase in the interest rates in the second quarter of fiscal 2003 were offset by the lower debt levels.

INCOME TAX PROVISION

         The Company recorded a provision for income taxes of $0.8 million for the six months ended September 30, 2002 compared to a provision of $0.9 million in the prior-year period. Our income tax provision is based on our effective tax rate. Our effective tax rate is based on the statutory rates in effect in the countries in which we operate. The Company recorded a provision in excess of the statutory tax rate of 34% as losses in the domestic operations have not been benefited. During the first six months of fiscal 2003, the Company increased our valuation allowance for our deferred tax assets by $1.4 million. The Company intends to maintain a full valuation allowance on its domestic net deferred tax assets and net operating loss carryforwards until sufficient evidence exists to support the reversal of the remaining reserve.

INCOME (LOSS) FROM CONTINUING OPERATIONS

         The loss from continuing operations totaled $0.9 million for the six months ended September 30, 2002 compared to $0.9 million of income from continuing operations in the prior-year period, a decrease in earnings of $1.8 million. This decrease primarily related to the unusual charges incurred during the fiscal year. Excluding the impact of unusual charges, operating income from continuing operations increased $0.4 million over the prior-year period.

DISCONTINUED OPERATIONS

         Loss from discontinued operations for the first six months of fiscal 2003 was $4.9 million compared to $1.0 million in the prior-year period, an increase in loss of $3.9 million. The increased loss is primarily related to the write-off of accumulated other comprehensive income and professional fees relating to the discontinuance of these operations which totaled $5.3 million for the six months ended September 30, 2002.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING

         During the six months ended September 30, 2002, the Company, with the assistance of independent valuation experts, completed its initial assessment test and concluded that certain of its goodwill was impaired. Effective April 1, 2002, the Company has recognized a transitional impairment charge of $18.2 million as the cumulative effect of a change in accounting principle to reduce the carrying values of certain indefinite lived intangible assets and goodwill to estimated fair values as required by SFAS No. 142. This is a non-cash charge and does not impact compliance with the financial covenants contained in our lender agreements.

NET LOSS

         Net loss totaled $24.0 million for the six months ended September 30, 2002 compared to $0.1 million in the prior-year period, a decrease of $23.9 million, which was primarily attributable to non-cash goodwill impairment charges as a result of a change in accounting principle. Loss per share on a diluted basis totaled $2.87 per share compared to $0.02 per share in the prior-year period.




B.       LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002, the Company had negative working capital of $38 million excluding net assets held for sale, compared to negative $40.9 million at March 31, 2002, excluding net assets held for sale, an increase of $2.9 million.

         During the first six months of fiscal year 2003, cash provided by operating activities totaled $2.4 million compared to cash provided by operating activities of $4.8 million in the year-earlier period. The cash provided by operating activities is primarily the result of our continuing efforts to control asset management. Cash used by investing activities totaled $0.1 million during the first six months of fiscal 2003, which included $0.2 million for capital expenditures offset by $0.1 million of proceeds from the disposal of capital assets compared to cash provided by investing activities totaling $0.1 million during the first six months of fiscal 2002, which included $0.2 million for capital expenditures offset by $0.3 million of proceeds from the disposal of capital assets. Cash used for financing activities totaled $1.8 million which was used to pay down debt during the first six months of fiscal 2003 compared to cash used by financing activities of $25 million that was used to pay down debt in fiscal 2002.

         In March 1999, the Company entered into an $80 million revolving credit facility, that expires on July 31, 2003 (the "Revolving Credit
Facility"). Initial borrowings were used to repay existing domestic bank indebtedness. Through a series of subsequent amendments, including an amendment executed by the Company on September 23, 2002 ("September 2002 Amendment") the size of the Revolving Credit Facility was reduced to $37.5 million. In addition, the September 2002 Amendment provided that any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44%, respectively. Any net asset dispositions proceeds that reduce the Revolving Credit Facility will result in a proportionate reduction in the lender's commitments in the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are further limited to borrowing base amounts as defined. The September 2002 Amendment provides for interest on borrowings at prime plus 5.00%. In addition, the September 2002 Amendment requires the Company to pay a facility fee of 1.00% on the commitment amount.

         In connection with the September 2002 Amendment, the Revolving Credit Facility lender group received a warrant ("Revolving Credit Facility Warrant") to purchase 467,126 shares of the Company's common shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Revolving Credit Facility Warrant can be reduced up to 50% if the Company partially pays the Revolving Credit Facility principal amount prior to July 31, 2003. If the entire Revolving Credit Facility principal balance is paid prior to February 23, 2003, the Revolving Credit Facility Warrant will be terminated and cease to be in force and effect. Borrowings under the Revolving Credit Facility are secured by the Company's domestic accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate as well as certain assets in Canada. The Company has also pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The Revolving Credit Facility, as amended, requires the Company to maintain certain financial ratios and places limitations on the Company's ability to pay cash dividends, incur additional indebtedness and make investments, including acquisitions. The Company was in compliance with the financial covenants under the amended agreement relating to the Revolving Credit Facility as of September 30, 2002. At September 30, 2002 the Company had $30.2 million outstanding under the Revolving Credit Facility. The Company did not have any additional availability under the Revolving Credit Facility at September 30, 2002.

         Due to the fact that the Company's Revolving Credit Facility expires on July 31, 2003, it will be necessary for the Company to amend this Revolving Credit Facility to extend the expiration date. If the Company is unable to negotiate an amendment to the Revolving Credit Facility, it will be necessary for the Company to refinance or repay this debt. The Company cannot assure that it will be able to accomplish such a transaction on terms acceptable to the Company. Failure to do so would have a material adverse effect on the Company's liquidity and financial condition and could result in the Company's inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

         In January 1998, the Company issued, through private placement, $30 million of Senior Notes due 2008 (the "Senior Notes"). The Senior Notes, as amended, bear interest at 11.35% until July 31, 2003 and 11.85% on and after July 31, 2003. In addition, the agreement relating to the Senior

Notes, as amended, provides for an additional fee of 1.00% per annum on the outstanding principal amount of the Senior Notes. In connection with the September 2002 Amendment, the Senior Notes lender received a warrant ("Senior Notes Warrant") to purchase 467,126 of the Company's common shares at a purchase price of $0.01 per share at any time after July 31, 2003 until September 23, 2012. The Senior Notes Warrant can be reduced up to 50% to the extent the Company partially pays the Revolving Credit Facility principal and the Senior Notes principal prior to July 31, 2003. If the entire Revolving Credit Facility and Senior Notes principal balance is repaid prior to February 23, 2003, the Senior Notes Warrant will be terminated and cease to be in force and effect. The Senior Notes, as amended, requires a principal payment of $7.6 million on July 31, 2003 and monthly principal payments of $0.4 million commencing on August 15, 2003 ("Notes Principal Repayments") and are secured equally and ratably with debt under the Revolving Credit Facility. In addition, the amended Senior Notes provided that any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44%, respectively. Any such additional payments used to reduce the Senior Notes will result in a reduction in the Notes Principal Repayments. The Company can not assure that it will be able to make its Note Principal Repayments when due. Failure to do so would result in default under the Senior Notes, in which case, the Senior Notes lender could pursue its remedies for default, including acceleration of principal.

         The Company is required to maintain certain financial ratios under the Senior Notes. The Company was in compliance with the financial covenants under the amended agreement relating to the Senior Notes as of September 30, 2002.

         The Company also intends to seek during fiscal 2003 other financing to pay down the Senior Notes and Revolving Credit Facility. There can be no assurance, however, that the Company will be able to obtain other financing, or as to the terms or conditions on which such financing may be obtained, if at all.

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

          In July 2002, the Company's Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. The Company intends to sell non-core business units and use the proceeds to reduce debt. To assist, the Company has engaged the firm of Carl Marks Consulting Group LLC. A managing director of Carl Marks has joined the Company in the role of Chief Restructuring Officer to manage the plan's implementation. The Company will report future quarterly and annual results separately for continuing operations and for discontinued operations. Potential operating gains or losses may be experienced with the disposition of assets at the time of disposal during the implementation of the restructuring plan. Operating income improvements combined with debt reduction are expected to result over the long-term.

The Company currently operates in a decentralized and geographically dispersed environment. This environment poses challenges not found in centralized environments for ensuring the integrity of internal controls. Management has reviewed existing controls and will continue to implement changes as needed to preserve and strengthen the Company's internal controls. The Company anticipates that the consolidation and divestiture initiatives contained in the restructuring plan will reduce the internal control risks inherent in a decentralized environment.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD LOOKING INFORMATION

      This document includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's expectations and beliefs concerning future events and discuss, among other things, anticipated future performance and revenues, expected growth and future business plans. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" or variations of such words and similar expressions are intended to identify such forward-looking statements. We believe that the following factors, among others, could affect our future performance or the price and liquidity of our common shares and cause our actual results to differ materially from those that are expressed or implied by forward-looking statements, or diminish the liquidity of our common shares: our ability to further extend, amend or refinance our existing debt, including the availability to us of external sources of financing and capital (the failure to receive such financing would have a material adverse effect on our results of operations and financial condition, particularly in light of the going concern qualification contained in our auditors' opinion contained in our most recently audited financial statements) and the terms and timing thereof; our ability successfully to divest our non-core and international business units and the timing, terms and conditions of any such divestitures; the ultimate outcome of the SEC's and the Australian Securities and Investment Commission's investigation of accounting irregularities; the impact of any litigation or regulatory process related to the financial statement restatement process, including the class action litigation cases already filed; our mix of products and services; the timing of jobs; the availability and value of larger jobs; qualification requirements and termination provisions relating to government jobs; the impact of inclement weather on our operations; the impact of energy prices on us and our customers' businesses; adverse developments in pending litigation or regulatory matters; the impact of existing, new or changed regulatory initiatives; our ability to satisfy the listing and trading requirements of the AMEX (which, if not satisfied, could result in the suspension of trading - as occurred earlier in August 2002 - or delisting of our shares from the exchange which could diminish the liquidity of our common shares) or any other national exchange on which our shares are or will be listed or otherwise provide a trading venue for our shares; and the impact of changing global political and economic conditions. In addition, any forward-looking statement speaks only as of the date on which such statement is made and we do not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

THE EFFECTIVENESS OF OUR BUSINESS RESTRUCTURING PLAN. In July 2002, our Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. We intend to sell non-core business units and use the proceeds to reduce debt. To assist, we have engaged the firm of Carl Marks Consulting Group LLC and a managing director of Carl Marks has joined us in the role of Chief Restructuring Officer to manage the plan's implementation. While we expect that operating income improvements combined with debt reduction will result from the business restructuring plan in the long term, it is uncertain at this time to what extent such operating income improvements and debt reduction will be achieved as a result of the business restructuring plan and the timing thereof. We cannot assure that the business restructuring plan will be successful in enhancing our ability to pursue financing alternatives acceptable to us.

OUR REPUTATION AND FINANCIAL CONDITION COULD BE AFFECTED BY THE SECURITIES LITIGATION AND RELATED INVESTIGATIONS AND /OR A RESTATEMENT OF FINANCIAL STATEMENTS. On March 20, 2002, we first announced that we had become aware of accounting irregularities caused by apparent internal misconduct in our Australian subsidiary and that, to the extent that the accounting irregularities materially affect previously filed financial statements, we expected that we would have to restate our audited financial statements for our fiscal year which ended March 31, 2001 as well as unaudited financial information for the first nine months through December 31, 2001 of our fiscal year ended March 31, 2002, as previously released. In addition, we recorded a charge to earnings for our loss on investment related to the subsidiary. This charge was taken in the Company's fiscal fourth quarter ended March 31, 2002. Subsequent to this announcement, a purported class action lawsuit was filed against us and certain of our current and former directors and officers, asserting claims under the federal securities laws. In addition to significant expenditures we may have to make to defend ourselves in these actions and the related significant financial penalties that might be imposed on us if the plaintiffs prevail in these actions, the publicity surrounding the litigation and the SEC inquiry of these matters could affect our reputation with our customers and suppliers and have an impact on our financial condition and results of operations.

OUR ABILITY TO OBTAIN EXTENSIONS, AMENDMENTS AND WAIVERS UNDER OUR DEBT AGREEMENTS AND AVAILABILITY OF ADDITIONAL SOURCES OF FINANCING AND CAPITAL. We recently amended our Revolving Credit Facility and Senior Notes because we were not in compliance with the provisions, including certain financial covenants, of these agreements as a result of matters related to the accounting irregularities at our Australian Subsidiary. As amended, the Revolving Credit Facility expires on July 30, 2003, and it will be necessary for us to amend this Revolving Credit Facility to extend the expiration date. If we are unable to negotiate a further amendment to the Revolving Credit Facility, it will be necessary for us to refinance or repay this debt. We cannot assure that we will be able to accomplish such a transaction on terms acceptable to us. Failure to do so would have a material adverse effect on our liquidity and financial condition and could result in our inability to operate as a going concern. If we are unable to operate as a going concern, we may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors. In addition, the Senior Notes, as amended, require a principal payment of $7.6 million by July 31, 2003 and monthly principal payments of $0.4 commencing on August 15, 2003. We cannot assure that we will be able to make these payments when due, which will result in our being in default under the Senior Notes and in that events the Senior Notes lender may pursue its remedies against us for such a default, including acceleration of principal, which would have a material adverse effect on our liquidity and financial condition and could result in our inability to operate as a going concern. We intend to seek other financing during fiscal 2003 to pay down the Senior Notes and the Revolving Credit Facility. There can be no assurance, however, that we will be able to obtain other financing.

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

OUR COMPLIANCE WITH THE LISTING STANDARDS AND REPORTING REQUIREMENTS OF THE STOCK EXCHANGE ON WHICH OUR COMMON SHARES TRADE. We are required by the stock exchange on which we list our common shares for trading to maintain certain listing standards and meet certain reporting requirements in order to continue trading and to remain listed on that exchange. If we fail to meet the required listing standards and reporting requirements and cannot within a limited time frame thereafter demonstrate compliance, our common shares may not be allowed to trade on the stock exchange, although we would pursue an alternative national trading venue. If this occurs, it may make it more difficult for us to raise funds through the sale of our securities. In addition, it may make it more difficult for an investor to dispose of, or to obtain accurate quotations of, our common shares and negatively impact the market price. Our shares had recently been suspended from trading on the American Stock Exchange until August 12, 2002, because of, among other reasons, the late filing of our Form 10-K/A. There can be no assurances that trading will not be suspended again and if so, that trading would be permitted to resume.

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

C.       CRITICAL ACCOUNTING POLICIES

         The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. As such, some accounting policies have a significant impact on amounts reported in these financial statements. A summary of those significant accounting policies can be found in the Company's fiscal 2002 Annual Report on Form 10-K/A, filed on August 9, 2002, in the Note 1 - Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements, and under the caption "Significant Accounting Policies" within Management's Discussion and Analysis of Financial Condition and Results of Operations. In particular, judgment is used in areas such as revenue recognition for construction and engineering contracts, determining the allowance for uncollectible accounts and inventory valuation reserves, asset impairment and deferred tax assets.


D.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the remaining useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

         In June 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. It is currently the Company's policy to recognize restructuring costs in accordance with EITF Issue No. 94-3.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------

MARKET RISK DISCLOSURES

         In the normal course of business, our operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing our business.

INTEREST RATE RISK

         Our primary interest rate risk exposure results from our variable interest rate Revolving Credit Facility, Senior Notes and various smaller lines of credit that we maintain with foreign banks. If interest rates were to increase 200 basis points (2%) from September 30, 2002 rates, and assuming no changes in debt from the September 30, 2002 levels, the additional annual expense would be approximately $1.2 million on a pre-tax basis.

FOREIGN OPERATIONS AND FOREIGN CURRENCY EXCHANGE RISK

         Our foreign subsidiaries generally conduct business in local currencies, creating foreign exchange risk. During the first six months of fiscal 2003, the Company recorded a favorable foreign currency translation adjustment of $0.6 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the United States Dollar in relation to the Canadian Dollar. We do not enter into derivatives to hedge foreign currency exchange risk. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays. In addition, as a result of the Company's decision to sell the Australian subsidiary subsequent to year-end, a loss of $1.5 million related to the cumulative currency translation adjustment of the subsidiary was recognized in the first six months of fiscal year 2003. In July the Board of Directors approved a plan to sell non-core business units and the International Operations to reduce debt (see Note 8 - "Assets Held for Sale"). When the International Operations were classified as discontinued operations, the Company expensed the cumulative currency translation balance for those discontinued operations. For the six months ended September 30, 2002, the Company recorded a loss of $3,299 for cumulative currency translation. The expense is reported in the Loss from Discontinued Operations.

ITEM 4.  CONTROLS AND PROCEDURES
-------

         On August 9, 2002, the Company issued restated consolidated financial statements included in its filings with the Securities and Exchange Commission (the "SEC") as of and for the fiscal years ended March 31, 2002 and 2001, and related quarterly periods (the "10-K/A"). The restatement was because certain accounting errors and irregularities in the Company's financial statements were identified. As discussed in the Company's Annual Report On Form 10-K for the fiscal year 2002 filed with the SEC on August 9, 2002, the Company has been advised that the SEC is conducting an investigation into the facts and circumstances giving rise to the restatement, and the Company has been and intends to continue cooperating with the SEC. The Company cannot predict the outcome of such an investigation.

         Following the commencement of an internal review of its accounting records and procedures and the investigation initiated by the Company's Audit Committee of the Board of Directors in connection with the restatement process (the "Audit Committee Investigation"), the Company initiated a significant restructuring. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. The Company intends to sell non-core business units and use the proceeds to reduce debt. These activities, while critical to the successful restructuring of the Company, complicate the Company's ability to assess the overall effectiveness of internal controls.

         Since the inception of the restatement process and Audit Committee Investigation, the Company has made a number of significant changes that strengthened the internal controls over its financial accounting, reporting and disclosure procedures (the "Reporting and Disclosure Procedures"). These changes included, but were not necessarily limited to, (i) communicating clearly and consistently a tone from senior management regarding the proper conduct in these matters, (ii) strengthening the North American financial management organizational reporting chain, (iii) requiring stricter account reconciliation standards, (iv) updating and expanding the distribution of the Company's business conduct questionnaire, (v) requiring quarterly as well as annual business unit written representations, (vi) expanding the financial accounting procedures in the current year, (vii) temporarily supplementing the Company's existing staff with additional contractor-based support to collect and analyze the information necessary to prepare the Company's financial statements, related disclosures and other information requirements contained in the Company's SEC periodic reporting until the Company implements changes to the current organization and staffing, and (viii) commencing a comprehensive, team-based process to further assess and enhance the efficiency and effectiveness of the Company's financial processes, including support efforts which better integrate current and evolving financial information system initiatives, and addressing any remaining weaknesses.

         The Company will continue the process of identifying and implementing corrective actions where required to improve the effectiveness of its Reporting and Control Procedures. Significant supplemental resources will continue to be required to prepare the required financial and other information during this process, particularly in view of the Company's current stage of restructuring. The changes made to date as discussed above have enabled the Company to restate its previous filings where required, as well as subsequently prepare and file the remainder of the required periodic reports for fiscal 2003 and 2002 on a current basis.

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

         The Company is a defendant in a purported class action suit filed on June 24, 2002, in the United States District Court, Northern District of Ohio, Eastern Division. The complaint also names certain former and current officers and a director of the Company as defendants. The complaint was purportedly filed on behalf of all persons who purchased Corrpro Common Shares during the period April 1, 2000 through March 20, 2002 and alleges violations of the federal securities laws resulting in artificially inflated prices of the Company's Common Shares during the class period. The complaint relates to the Company's announcement that it had discovered accounting irregularities caused by apparent internal misconduct in its Australian subsidiary. The complaint seeks unspecified compensatory damages, fees and expenses on behalf of the putative class. The Company is unable at this time to make a determination as to whether an adverse outcome is likely and whether an adverse outcome would have a materially adverse affect on its operations or financial condition.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
-------

         On September 23, 2002, the Company issued to its Revolving Credit Facility and Senior Notes lenders warrants to purchase 467,126 common shares each (934,252 common shares in the aggregate) under the September 2002 amendments to the Company's Revolving Credit Facility and Senior Notes. No additional consideration was received by the Company for the issuance of the warrants. The warrants are exercisable at any time after July 31, 2003 at an exercise price of $0.01 per share, expire on the tenth anniversary after issuance, and include customary anti-dilution provisions. In connection with the warrant issuance, the Company entered into a registration rights agreement with its Senior Notes lender granting the lender certain demand and incidental registration rights. The issuance of warrants was made in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereunder, on the basis that the transaction did not involve a public offering. Copies of the warrants and the registration rights agreement are attached as exhibits to this Form 10-Q.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES
-------

         At June 30, 2002, the Company was in violation of several financial covenants under its Revolving Credit Facility and Senior Notes. As a result of these violations, the Company's lenders under the Revolving Credit Facility and Senior Notes were permitted to cause these credit facilities to become due prior to their stated maturity. As a result, the Company had classified all of its outstanding indebtedness under the Revolving Credit Facility and Senior Notes at June 30, 2002 as current. In addition, the Company had not made the required monthly principal payments under the Senior Notes after March 2002. In September 2002, the Company amended its senior debt agreements to extend the term of the Revolving Credit Facility and reschedule principal amortization under its Senior Notes. The amendments also waived all covenant violations under the senior debt agreements. As a result, the Company was in compliance with its senior debt agreements as of September 30, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

         The Company had convened its Annual Meeting of Shareholders as scheduled on September 19, 2002 and reviewed the performance of its business over the past fiscal year, but adjourned the formal portions of the meeting to reconvene on October 11, 2002. Adjournment of the annual meeting was necessary because the Company had not yet attained a quorum for purposes of shareholder voting.

         A vote was taken by the Company's shareholders at the reconvened Annual Meeting of Shareholders held on October 11, 2002 for the election of three directors of the Company for terms expiring in two years. The aggregate number of votes cast for or withheld for each nominee were as follows:

               Director Nominees             For            Withheld
               -----------------             ---            --------
               Michael K. Baach          7,415,860           197,439
               Harry Millis              7,425,967           187,332
               Dr. Warren F. Rogers      7,418,155           195,144

         For a description of the bases used in tabulating the above-referenced votes, see the Company's definitive proxy materials used in connection with the solicitation of proxies for the Annual Meeting of Shareholders held on September 19, 2002 and October 11, 2002.

ITEM 5.  OTHER INFORMATION
-------

SUBSEQUENT EVENT:

         On October 1, 2002, the Australian subsidiary sold its business assets (excluding cash, accounts receivable and certain trademarks) for a purchase price of $634. The cash proceeds (except amount held in escrow) from the business asset sale were remitted to the Administrator of the Australian subsidiary in accordance with the Deed of Company Arrangement. The remaining assets (primarily accounts receivable) are also being liquidated and those proceeds will be remitted to the Administrator. After satisfying the obligations under the Deed of Company Arrangement, the Administrator will remit back to the Australian subsidiary any excess funds. The excess funds, if any, will be used by the Australian subsidiary to pay post petition creditors. There is no assurance that after all the Australian subsidiary's assets have been liquidated the Administrator will have excess funds available for the Australian subsidiary.

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



                                          CORRPRO COMPANIES, INC.
                                               (Registrant)



Date:  November 14, 2002                    /s/  Joseph W. Rog
                                   ------------------------------------
                                               Joseph W. Rog
                                     Chairman of the Board, President
                                        and Chief Executive Officer



                                           /s/  Robert M. Mayer
                                   -------------------------------------
                                              Robert M. Mayer
                                         Senior Vice President,
                                        Chief Financial Officer

                                 CERTIFICATIONS


I, Joseph W. Rog, certify that:


1. I have reviewed this quarterly report on Form 10-Q of CORRPRO
COMPANIES, INC.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002
                                   /s/ Joseph W. Rog
                                   --------------------------------------------
                                   Joseph W. Rog
                                   Chairman of the Board, President and
                                   Chief Executive Officer

I, Robert M. Mayer, certify that:


1. I have reviewed this quarterly report on Form 10-Q of CORRPRO
COMPANIES, INC.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002
                                     /s/ Robert M. Mayer
                                     -------------------------------------------
                                     Robert M. Mayer
                                     Senior Vice President, Chief
                                     Financial Officer

                                  EXHIBIT INDEX



Exhibit
   No.                                                Exhibit

  4.1 Common Stock Purchase Warrant issued to Bank One, NA dated as of September 23, 2002.

  4.2 Common Stock Purchase Warrant issued to The Prudential Insurance Company of America dated as of September 23, 2002.

  4.3 Registration Rights Agreement dated as of September 23, 2002 between the Company and Bank One, NA

  4.4 Registration Rights Agreement dated as of September 23, 2002 between the Company and The Prudential Insurance Company of America.

  10.1 Sixth Amendment to Credit Agreement dated as of September 23, 2002 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among the Company, CSI Coating Systems, Inc. and the Lenders party thereto.

  10.2 Amendment dated as of September 23, 2002 between the Company and The Prudential Insurance Company of America relating to the Note Purchase Agreement dated as of January 21, 1998.

  99.1  Press Release of the Company, dated September 26, 2002