Form 10-Q
period 2002-12-31
CORRPRO COMPANIES INC /OH/
filed 2003-02-14
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
(Mark One)

   [X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002
                                       OR

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

      As of February 11, 2003, 8,408,276 Common Shares, without par value, were outstanding.

                             CORRPRO COMPANIES, INC.

                                      INDEX

                                                                                               Page
                                                                                               ----
PART I.  FINANCIAL INFORMATION

ITEM 1.              Financial Statements

                        Consolidated Balance Sheets                                             3
                        Consolidated Statements of Operations                                   4
                        Consolidated Statements of Cash Flows                                   5
                        Notes to the Consolidated Financial Statements                          6-20

ITEM 2.              Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                     21-35

ITEM 3.              Quantitative and Qualitative Disclosures
                        About Market Risk                                                       36

ITEM 4.              Controls and Procedures                                                    36-38

PART II.  OTHER INFORMATION

ITEM 1.              Legal Proceedings                                                          39-40

ITEM 4.              Submission of Matters to Vote of Security
                       Holders                                                                  41

ITEM 6.              Exhibits and Reports on Form 8-K                                           42

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           December 31,      March 31,
                                                                              2002             2002
                                                                           (Unaudited)       (Audited)
                                                                           ------------     -----------

ASSETS
Current Assets:
  Cash and cash equivalents                                                $     4,602      $     3,959
  Accounts receivable, net                                                      19,880           22,575
  Inventories                                                                    6,799            8,469
  Prepaid expenses and other                                                     3,007            3,028
  Assets held for sale                                                          27,734           40,936
                                                                           -----------      -----------
    Total current assets                                                        62,022           78,967
                                                                           -----------      -----------

 Property, plant and equipment, net                                              6,762            8,391

 Other Assets:
    Goodwill                                                                    12,583           18,859
    Other assets                                                                 3,169            3,403
                                                                           -----------      -----------
            Total other assets                                                  15,752           22,262
                                                                           -----------      -----------
                                                                           $    84,536      $   109,620
                                                                           ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings and current portion of long-term debt            $    55,092      $    61,668
    Accounts payable                                                             6,054            8,636
    Accrued liabilities and other                                                8,878            8,666
    Liabilities held for sale                                                    7,457            5,153
                                                                           -----------      -----------
            Total current liabilities                                           77,481           84,123
                                                                           -----------      -----------

Long-term debt, net of current portion                                             793            1,018

Deferred income taxes                                                              800              622

Commitments and contingencies                                                       --               --

Shareholders' Equity:
    Serial preferred shares                                                         --               --
    Common shares                                                                2,276            2,276
    Additional paid-in capital                                                  46,561           46,993
    Accumulated deficit                                                        (39,845)         (16,251)
    Accumulated other comprehensive loss                                        (2,566)          (7,002)
    Common shares in treasury, at cost                                            (964)          (2,159)
                                                                           -----------      -----------
            Total shareholders' equity                                           5,462           23,857
                                                                           -----------      -----------
                                                                           $    84,536      $   109,620
                                                                           ===========      ===========

      The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      For the Three                    For the Nine
                                                                      Months Ended                     Months Ended
                                                                       December 31,                    December 31,
                                                                                   As                               As
                                                                                 Restated                        Restated
                                                                 -------------------------      --------------------------
                                                                    2002          2001             2002            2001
                                                                 ----------     ----------      ----------      ----------
Revenues                                                         $   27,766     $   33,465      $   82,887      $   97,565
Operating cost and expenses:
   Cost of sales                                                     18,786         23,971          55,915          68,412
   Selling, general & administrative expenses                         7,022          7,469          22,793          22,858
                                                                 ----------     ----------      ----------      ----------
Operating income                                                      1,958          2,025           4,179           6,295
Interest expense                                                      1,325          1,323           3,692           3,793
                                                                 ----------     ----------      ----------      ----------
Income from continuing operations
   before income taxes, discontinued operations
   and cumulative effect of change in accounting
   principle                                                            633            702             487           2,502
Provision for income taxes                                              441            490           1,206           1,383
                                                                 ----------     ----------      ----------      ----------
Income (loss) from continuing operations before
   discontinued operations and cumulative effect
   of change in accounting principle                                    192            212            (719)          1,119
Discontinued operations:
   Income (loss) from operations, net                                   257           (134)         (4,637)         (1,173)
Cumulative effect of change in accounting principle                      --             --         (18,238)             --
                                                                 ----------     ----------      ----------      ----------
Net income (loss)                                                $      449     $       78      $  (23,594)     $      (54)
                                                                 ==========     ==========      ==========      ==========

Earnings (loss) per share - Basic:
   Income (loss) from continuing operations                      $     0.02     $     0.03      $    (0.09)     $     0.14
   Discontinued operations:
      Income (loss) from operations, net                               0.03          (0.02)          (0.55)          (0.15)
   Cumulative effect of change in
         accounting principle                                            --             --           (2.17)             --
                                                                 ----------     ----------      ----------      ----------
      Net income (loss)                                          $     0.05     $     0.01      $    (2.81)     $    (0.01)
                                                                 ==========     ==========      ==========      ==========

Earnings (loss) per share - Diluted:
   Income (loss) from continuing operations                      $     0.02     $     0.03      $    (0.09)     $     0.14
   Discontinued operations:
      Income (loss) from operations, net                               0.03          (0.02)          (0.55)          (0.15)
   Cumulative effect of change in
         accounting principle                                            --             --           (2.17)             --
                                                                 ----------     ----------      ----------      ----------
      Net income (loss)                                          $     0.05     $     0.01      $    (2.81)     $    (0.01)
                                                                 ==========     ==========      ==========      ==========

Weighted average shares -
   Basic                                                              8,408          8,179           8,387           8,071
   Diluted                                                            9,324          8,199           8,387           8,094

      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              Nine Months Ended
                                                                                 December 31,
                                                                                               As
                                                                                            Restated
                                                                           --------------------------
                                                                              2002            2001
                                                                           ----------      ----------
 Cash flows from operating activities:
    Net Loss                                                               $  (23,594)     $      (54)
    Adjustments to reconcile net loss to net cash
      provided by (used  for) operating activities:
      Loss from discontinued operations                                         4,637           1,173
      Depreciation and amortization                                             2,160           3,046
      401(k) matching contribution in Treasury shares                             136             704
      Deferred income taxes                                                       167              --
      Cumulative effect of change in accounting principle                      18,238              --
      Loss on sale of assets                                                       --             (75)
      Changes in operating assets and liabilities:
        Accounts receivable                                                     2,934           5,316
        Inventories                                                             1,770           2,949
        Prepaid expenses and other                                                 29            (351)
        Other assets                                                             (395)           (847)
        Accounts payable and accrued expenses                                  (2,292)         (2,925)
                                                                           ----------      ----------
            Total adjustments                                                  27,384           8,990
                                                                           ----------      ----------
      Net cash provided by continuing operating activities                      3,790           8,936
                                                                           ----------      ----------

 Cash flows from investing activities:
     Additions to property, plant and equipment                                  (242)           (428)
     Proceeds from disposal of property, plant and equipment                      492             287
                                                                           ----------      ----------
             Net cash provided by (used for) investing activities                 250            (141)
                                                                           ----------      ----------

Cash flows from financing activities:
    Net payments under Revolving Credit Facility and
       lines of credit                                                         (6,249)         (5,358)
    Net proceeds from employee stock purchase plan                                 --              40
                                                                           ----------      ----------
            Net cash used for financing activities                             (6,249)         (5,318)
                                                                           ----------      ----------

Effects on cash of foreign currency exchange rates                                 17               3
                                                                           ----------      ----------

Cash provided by (used for) discontinued operations                             2,835          (3,216)
                                                                           ----------      ----------

Net increase in cash and cash equivalents                                         643             264
Cash and cash equivalents at beginning of period                                3,959           3,203
                                                                           ----------      ----------
Cash and cash equivalents at end of period                                 $    4,602      $    3,467
                                                                           ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Income taxes                                                           $      554      $    1,186
    Interest                                                               $    4,877      $    5,061

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

         The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants. However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months or for the nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003 or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002.

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

NOTE 2 - INVENTORIES

                                                                 December 31,        March 31,
                                                                     2002              2002
                                                                 ------------      ------------

Inventories consist of the following:
         Component parts and raw material                        $      5,047      $      5,624
         Finished goods                                                 3,026             3,786
                                                                 ------------      ------------
                                                                        8,073             9,410
         Inventory reserve                                             (1,274)             (941)
                                                                 ------------      ------------
                                                                 $      6,799      $      8,469
                                                                 ============      ============

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

                                                                 December 31,        March 31,
                                                                     2002              2002
                                                                 ------------      ------------

Property, plant and equipment consist of the following:
         Land                                                    $        426      $        592
         Buildings and improvements                                     4,768             6,158
         Equipment, furniture and fixtures                             15,186            15,030
                                                                 ------------      ------------
                                                                       20,380            21,780
         Less:  Accumulated depreciation                              (13,618)          (13,389)
                                                                 ------------      ------------
                                                                 $      6,762      $      8,391
                                                                 ============      ============

NOTE 4 - EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period, which was 8,408 and 8,179 for the three months ended December 31, 2002 and 2001, respectively, and 8,387 and 8,071 for the nine months ended December 31, 2002 and 2001, respectively. Diluted EPS for the period has been determined by dividing net income by the weighted average number of common shares and potential common shares outstanding for the period, which was 9,324 and 8,199 for the three months ended December 31, 2002 and 2001, respectively, and 8,387 and 8,094 for the nine months ended December 31, 2002 and 2001, respectively. Stock options and the warrants (see Note 11 - Revolving Credit Facility and Senior Notes) are the only potential common shares. The effect of the 336 incremental shares for the nine months ended December 31, 2002 have been excluded from dilutive weighted average shares as the net loss for these periods would cause the incremental shares to be anti-dilutive. Potential common shares are computed using the treasury stock method.

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

         The Company granted options to purchase 63 common shares at exercise prices ranging from $0.41 to $2.55 per share under the 1997 Option Plan and the Non-Employee Director Option Plan during the nine months ended December 31, 2002. In addition, options previously granted to purchase 99 common shares at exercise prices ranging from $1.52 to $12.10 were terminated during the nine months ended December 31, 2002.

NOTE 6 - SHAREHOLDERS' EQUITY

         The Company maintains the Corrpro Companies, Inc. 401(k) Savings Plan for all eligible employees in the United States under Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make contributions to the plan. In addition, in the past the Company had matched a portion of employees' contributions. Effective October 1, 2000, the Company began matching employee contributions with treasury shares. The Company issued 121 treasury shares for the Company's matching contributions for January and February 2002. The Company still must issue shares with a value of $163 for the April 5, 2002 contribution. Effective April 6, 2002, the Company suspended the Company match.

         During the quarter ended September 30, 2002, the Company issued warrants to the lenders (see Note 11 - Revolving Credit Facility and Senior Notes) under its Revolving Credit Facility and Senior Notes. The warrant issued to the Revolving Credit Facility lender permits the lender to purchase 467 shares at a purchase price of $0.01 per share, and the warrant issued to the Senior Notes lender permits the lender to purchase 467 shares at a purchase price of $0.01 per share. For purposes of financial reporting, the warrants were valued at $313 each and the aggregate amount of $626 increased paid-in-capital and reduced short-term and long-term debt. The $313 discount per facility will be fully amortized by the Revolving Credit Facility termination date of July 2003, and by the Senior Notes termination date of January 15, 2008.

NOTE 7 - COMPREHENSIVE INCOME

         Accumulated other comprehensive income (loss) is reported separately from retained earnings and additional paid-in-capital in the Consolidated Balance Sheets. Items considered to be other comprehensive income (loss) include adjustments made for foreign currency translation (under SFAS No. 52) and pensions (under SFAS No. 87).

         Components of other accumulated comprehensive income (loss) consist of the following:

                                                                 December 31,        March 31,
                                                                     2002              2002
                                                                 ------------      ------------
Translation adjustment                                           $     (2,566)     $     (6,504)
Pensions                                                                   --              (498)
                                                                 ------------      ------------
Ending Balance                                                   $     (2,566)     $     (7,002)
                                                                 ============      ============

         Components of comprehensive income (loss) consist of the following:

                                                                 Nine Months Ended December 31,
                                                                     2002              2001
                                                                 ------------      ------------
Net loss                                                         $    (23,594)     $        (54)
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustment                                                    637               560
Write-off translation adjustment related
    to discontinued operations                                          3,301                --
Write-off pensions related to discontinued
    operations                                                            498                --
                                                                 ------------      ------------
Total comprehensive income (loss)                                $    (19,158)     $        506
                                                                 ============      ============

NOTE 8 - ASSETS AND LIABILITIES HELD FOR SALE

         In July 2002, the Company's Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. The Company intends to sell non-core business units and use the proceeds to reduce debt. The Company has engaged outside professionals to assist in the disposition of the domestic and international non-core business units. Prior to the quarter ended September 30, 2002, the Company's non-core domestic and international units were reported as the Other Operations and International Operations reporting segments. Effective for the quarter ended September 30, 2002, the Other Operations and the International Operations reporting segments have been eliminated and the non-core domestic and international units will be reported as discontinued operations. Prior-year financial statements have been reclassified to reflect these non-core units as discontinued operations, which are also referred to as "assets and liabilities held for sale."

         Assets and liabilities held for sale as of December 31, 2002 and March 31, 2002 consisted of:

                                                       December 31,     March 31,
                                                          2002            2002
                                                       -----------     ----------
        Cash                                           $    3,048      $    1,796
        Accounts Receivable                                11,451          15,291
          Inventory                                         5,812           6,097
        Prepaid Expenses                                    1,061             365
        Property, plant and equipment, net                  1,675           1,851
        Goodwill and Other Assets                           4,687          15,536
                                                       ----------      ----------
        Assets held for sale                           $   27,734      $   40,936
                                                       ==========      ==========

        Current Liabilities                            $    7,483      $    5,151
        Deferred Taxes & Minority Interest                    (26)              2
                                                       ----------      ----------
        Liabilities held for sale                      $    7,457      $    5,153
                                                       ==========      ==========

         The Company allocated interest to discontinued operations of $633 and $499 for the three months ended December 31, 2002 and 2001, respectively, and the Company allocated interest to discontinued operations of $1,898 and $1,795, for the nine month periods ended December 31, 2002 and 2001, respectively, based on estimated proceeds from the discontinued operations disposition that will be used to pay down the Revolving Credit Facility and Senior Notes (see Note 11 - Revolving Credit Facility and Senior Notes). The interest rate used to calculate the interest expense allocated was the weighted average interest rate of the Revolving Credit Facility and Senior Notes.

         Potential operating gains or losses may be experienced with the disposition of the non-core assets at the time of disposal during implementation of the restructuring plan. Listed below are the three and nine month statements of operations for the discontinued operations for the periods ended December 31, 2002 and 2001.

                                                                        For the Three                      For the Nine
                                                                        Months Ended                       Months Ended
                                                                         December 31,                      December 31,
                                                                                      As                                   As
                                                                                    Restated                            Restated
                                                                 -----------------------------      ------------------------------
                                                                     2002             2001              2002              2001
                                                                 ------------     ------------      ------------      ------------
Revenues                                                         $     10,791     $     13,535      $     30,664      $     36,223
Operating cost and expenses:
   Cost of sales                                                        7,064            9,355            20,137            24,894
   Selling, general & administrative expenses                           2,652            3,425             9,684            10,172
   Currency translation adjustment                                          2               --             3,301                --
                                                                 ------------     ------------      ------------      ------------
Operating income (loss)                                                 1,073              755            (2,458)            1,157
Interest expense                                                          633              499             1,898             1,795
                                                                 ------------     ------------      ------------      ------------
Income (loss) from discontinued operations
   before income taxes                                                    440              256            (4,356)             (638)
Provision for income taxes                                                183              390               281               535
                                                                 ------------     ------------      ------------      ------------
Income (loss) from discontinued operations                       $        257     $       (134)     $     (4,637)     $     (1,173)
                                                                 ============     ============      ============      ============

NOTE 9 - BUSINESS SEGMENTS

         Beginning in the three months ended September 30, 2002, the Company reorganized its business segments into two principal operating segments:
Domestic Core Operations and Canadian Operations. The International and the Other Operations segments were designated as non-core and reported in discontinued operations (see Note 8 - Assets Held for Sale). The segment information for the prior-year has been restated to conform to the current operating structure. The Company's business segments and a description of the products and services they provide are described below:

Domestic Core Operations. The Domestic Core Operations segment consists of the Company's operations in the United States and Central and South America, which provide products and services including corrosion control, coatings, pipeline integrity, risk assessment and inspection services. This segment provides corrosion control products and services to a wide-range of customers in a number of industries, including: energy, utilities, water and wastewater treatment, chemical and petrochemical, pipelines, defense and municipalities. In addition, this segment provides coatings services to customers in the defense, entertainment, aerospace, transportation, petrochemical, pipeline and electric power industries. This segment includes a production facility in the United States that assembles and distributes cathodic protection products, such as anodes, primarily to the United States market.

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

Financial information relating to the Company's operations by segment is presented below:

                                                         For the Three Months Ended         For the Nine Months Ended
                                                               December 31,                       December 31,
                                                                          AS RESTATED                        AS RESTATED
                                                                         ------------                        ------------
                                                           2002              2001             2002               2001
                                                       ------------      ------------      ------------      ------------

Revenue:
  Domestic Core Operations                             $     21,913      $     26,996      $     67,474      $     80,306
  Canadian Operations                                         5,853             6,469            15,413            17,259
                                                       ------------      ------------      ------------      ------------
                                                       $     27,766      $     33,465      $     82,887      $     97,565
                                                       ============      ============      ============      ============

Operating Income:
  Domestic Core Operations                             $      3,692      $      3,845      $     11,391      $     12,876
  Canadian Operations                                         1,285             1,040             3,528             3,004
  Corporate Related Costs and Other                          (3,019)           (2,860)          (10,740)           (9,585)
                                                       ------------      ------------      ------------      ------------
                                                       $      1,958      $      2,025      $      4,179      $      6,295
                                                       ============      ============      ============      ============

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. For periods beginning before January 1, 2003, it is the Company's policy to recognize restructuring costs in accordance with EITF Issue No. 94-3.

         In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" was issued. SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the effects on reported net income of an entity's method of accounting for stock-based employee compensation. SFAS No. 148 is effective for the Company in its second fiscal quarter of 2003. The Company does not intend to effect a voluntary change in accounting to the fair value method, and, accordingly, does not anticipate the adoption of SFAS No. 148 to have a significant impact on the Company's future results of operations or financial position.

NOTE 11 - PRODUCT WARRANTIES

         Warranties: In the normal course of business, we provide warranties and indemnifications for our products and services. We provide warranties that the products we distribute are in compliance with prescribed specifications. In addition, we have indemnity obligations to our customers for these products, which have also been provided to us from our suppliers, either through express agreement or by operation of law.

At December 31, 2002, accrued warranty costs were not material to the condensed consolidated balance sheet.

 NOTE 12 - REVOLVING CREDIT FACILITY AND SENIOR NOTES

         In March 1999, the Company entered into an $80 million revolving credit facility that expires on July 31, 2003 (the "Revolving Credit Facility"). Initial borrowings were used to repay existing domestic bank indebtedness. Through a series of subsequent amendments, including an amendment executed by the Company on September 23, 2002 ("September 2002 Amendment") the size of the Revolving Credit Facility was reduced to $37.5 million. In addition, the September 2002 Amendment provides that any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44%, respectively. Any net asset disposition payments to reduce the Revolving Credit Facility will result in a proportionate reduction in the lender's commitments in the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are further limited to borrowing base amounts as defined. The September 2002 Amendment provides for interest on borrowings at prime plus 5.00%. In addition, the September 2002 Amendment requires the Company to pay a facility fee of 1.00% on the commitment amount. Moreover, a subsequent amendment executed by the Company on November 1, 2002 (the "Seventh Amendment") contained additional provisions for the improvement period and also reset the net worth covenant.

         In connection with the September 2002 Amendment, the Revolving Credit Facility lender group received a warrant ("Revolving Credit Facility Warrant") to purchase 467 of the Company's common shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Revolving Credit Facility Warrant can be reduced up to 50% if the Company partially pays the Revolving Credit Facility principal amount prior to July 31, 2003. If the entire Revolving Credit Facility principal balance is paid prior to February 23, 2003, the Revolving Credit Facility Warrant will be terminated and cease to be in force and effect. Borrowings under the Revolving Credit Facility are secured by the Company's domestic accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate as well as certain assets in Canada. The Company has also pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The Revolving Credit Facility, as amended, requires the Company to maintain certain financial ratios and places limitations on the Company's ability to pay cash dividends, incur additional indebtedness and make investments, including acquisitions. The Company was in compliance with the financial covenants of the Revolving Credit Facility as of December 31, 2002, but there can be no assurance that the Company will meet these financial ratios in the future. At December 31, 2002, the Company had $25.8 million outstanding under the Revolving Credit Facility. Total availability under the Revolving Credit Facility at December 31, 2002 was approximately $5.4 million after giving consideration to the borrowing base limitations under the Revolving Credit Facility.

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

         In January 1998, the Company issued, through private placement, $30 million of Senior Notes due 2008 (the "Senior Notes"). The Senior Notes, as amended, bear interest at 11.35% until July 31, 2003 and 11.85% on and after July 31, 2003. In addition, the agreement relating to the Senior Notes, as amended, provides for an additional fee of 1.00% per annum on the outstanding principal amount of the Senior Notes. In connection with the September 2002 Amendment, the Senior Notes lender received a warrant ("Senior Notes Warrant") to purchase 467 of the Company's common shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Senior Notes Warrant can be reduced up to 50% to the extent the Company partially pays the Revolving Credit Facility principal and the Senior Notes principal prior to July 31, 2003. To the extent the entire Revolving Credit Facility and Senior Notes principal balance is paid prior to February 23, 2003, the Senior Notes Warrant will be terminated and cease to be in force and effect. The Senior Notes, as amended, require a principal payment of $7,561 by July 31, 2003 and monthly principal payments of $384 commencing on August 15, 2003 ("Notes Principal Repayments") and are secured equally and ratably with debt under the Revolving Credit Facility. In addition, the Senior Notes provided that any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44%, respectively. Any such additional payments used to reduce the Senior Notes will result in an equal reduction in the Notes Principal Repayments. The Company cannot assure that it will be able to make Note Principal Repayments when due. Failure to do so would result in default under the Senior Notes, in which case, the Senior Notes lender could pursue its remedies for default, including acceleration of principal, which would have a material adverse effect on the Company's liquidity and financial condition and could result in the Company's inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

         The Company is required to maintain certain financial ratios under the Senior Notes. The Company was in compliance with the financial covenants under the Senior Notes as of December 31, 2002, but there can be no assurance that the Company will meet these financial ratios in the future.

         The Company intends to seek, prior to July 31, 2003, other financing to retire the Senior Notes and the Revolving Credit Facility. There can be no assurance, however, that the Company will be able to obtain other financing or if obtained, what the terms and conditions would be.

NOTE 13 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

         The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective April 1, 2002. Goodwill and intangible assets deemed to have indefinite lives are no longer being amortized but are subject to impairment tests in accordance with SFAS No. 142. Excluding such amortization, operating expenses would have decreased by $422 and $1,303 for the three months and nine months ended December 31, 2001.

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

         Effective April 1, 2002, impairment of goodwill amounted to $18,238. The impairment of goodwill consisted of goodwill impairments of $3,180 from Domestic Operations, $3,226 from Canadian Operations, $4,803 from Other Operations in discontinued operations, and $7,029 from International Operations in discontinued operations. Weakening foreign currency exchange rates and economic conditions, particularly in the Middle East, have negatively impacted profits and cash flows in U.S. dollars for the International and Canadian Operations. Fair values of indefinite lived intangible assets and goodwill were estimated using a discounted cash flow valuation model, incorporating a discount rate commensurate with the risks involved for each group of assets.

         SFAS No. 142 requires a review at least annually of the carrying value of indefinite lived assets and goodwill. In addition to the transitional impairment test completed in the second quarter of fiscal year 2003, another impairment test will be completed in the fourth quarter of fiscal year 2003 and at least annually thereafter.

         Amortizable intangibles at December 31, 2002 amounted to $1,121 net of $2,486 of accumulated amortization. These intangibles are primarily related to patents and trademarks with useful lives ranging from 3 to 15 years. Amortization expense for each of the next five years is expected to be $232.

NOTE 14 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

         On March 20, 2002, the Company announced that it had discovered accounting irregularities caused by apparent internal misconduct involving its Australian subsidiary. The accounting irregularities involved the overstatement of revenues and understatement of expenses by the Australian subsidiary. The irregularities were discovered by Corrpro management in connection with an internal review of the subsidiary's working capital management practices and cash flow problems inconsistent with the subsidiary's reported results. Upon discovering the irregularities, the Company immediately began an internal investigation conducted under the direction of the Audit Committee of its Board of Directors. The Audit Committee subsequently retained special counsel in connection with the investigation and retained the forensic investigation unit of the accounting firm Deloitte Touche Tohmatsu.

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

         In addition to the Audit Committee investigation, the Company conducted a review of the accounting records for fiscal 2001 and the first nine months through December 31, 2001 of fiscal 2002 and contracted KPMG LLP to audit the Company's restated consolidated financial statements for fiscal 2001. The cumulative restatement of the Company's fiscal 2001 consolidated financial statements decreased consolidated stockholders' equity as of March 31, 2001 by approximately $3,805 from amounts previously reported and increased the loss by $3,575. The cumulative restatement of the Company's first nine months of fiscal 2002 consolidated financial statements decreased consolidated stockholders' equity as of December 31, 2001 by approximately $5,694 from amounts previously reported and decreased net income by $1,721.

         Following are the primary categories of restatement adjustments to the Company's previously reported financial results as of and for the three and nine months ended December 31, 2001. These restated financial statements reflect the impact of the accounting irregularities related to the Australian subsidiary and the reclassification related to certain operations being classified as discontinued operations (see Note 8 - Assets Held for Sale):

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               As of December 31, 2001
                                                            ------------------------------------------------------------------
                                                                 As
                                                             Previously       Restatement       Discontinued
                                                              Reported        Adjustments        Adjustments        Reported
                                                            ------------      ------------      ------------      ------------

ASSETS
Current Assets:
       Cash and cash equivalents                            $      4,908      $         38      $     (1,479)     $      3,467
       Accounts receivable, net                                   39,445              (959)          (16,141)           22,345
       Inventories                                                19,956            (1,490)           (8,544)            9,922
       Prepaid expenses and other                                  6,830              (847)           (1,966)            4,017
       Deferred income taxes                                       2,662              (136)               --             2,526
       Assets held for sale                                           --                --            49,807            49,807
                                                            ------------      ------------      ------------      ------------
             Total current assets                                 73,801            (3,394)           21,677            92,084
                                                            ------------      ------------      ------------      ------------

Property, plant and equipment                                     11,241                --            (2,271)            8,970

Other Assets:
       Goodwill, net                                              36,519               102           (17,652)           18,969
       Other assets                                               10,821               811            (1,823)            9,809
                                                            ------------      ------------      ------------      ------------
             Total other assets                                   47,340               913           (19,475)           28,778
                                                            ------------      ------------      ------------      ------------
                                                            $    132,382      $     (2,481)     $        (69)          129,832
                                                            ============      ============      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Short-term borrowings and current
           portion of long-term debt                        $      8,108      $         --      $        (60)     $      8,048

       Accounts payable                                           11,692               490            (4,569)            7,613
       Accrued liabilities and other                               9,412             2,723            (4,324)            7,811
       Liabilities held for sale                                      --                --             8,940             8,940
                                                            ------------      ------------      ------------      ------------
             Total current liabilities                            29,212             3,213               (13)           32,412
                                                            ------------      ------------      ------------      ------------

Long-term debt, net of current portion                            54,653                --                --            54,653

Commitments and contingencies                                         --                --                --                --

Minority interest                                                     56                --               (56)               --

Shareholders' Equity:
       Serial preferred shares                                        --                --                --                --
       Common shares                                               2,276                --                --             2,276
       Additional paid-in capital                                 47,337                --                --            47,337
       Accumulated earnings                                        7,208            (5,296)               --             1,912
       Accumulated other comprehensive loss                       (5,721)             (398)               --            (6,119)
       Common shares in treasury                                  (2,639)               --                --            (2,639)
                                                            ------------      ------------      ------------      ------------
             Total shareholders' equity                           48,461            (5,694)               --            42,767
                                                            ------------      ------------      ------------      ------------
                                                            $    132,382      $     (2,481)     $        (69)     $    129,832
                                                            ============      ============      ============      ============

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           Three Months Ended December 31, 2001
                                                            -----------------------------------------------------------------
                                                                 As
                                                             Previously      Restatement       Discontinued
                                                              Reported       Adjustments       Adjustments         Reported
                                                            ------------     ------------      ------------      ------------
Revenues                                                    $     47,081     $        (81)     $    (13,535)     $     33,465

Operating cost and expenses:

      Cost of sales                                               33,166              160            (9,355)           23,971

      Selling, general & administrative expenses                  10,830               64            (3,425)            7,469
                                                            ------------     ------------      ------------      ------------

Operating income                                                   3,085             (305)             (755)            2,025

Interest expense                                                   1,819                3              (499)            1,323
                                                            ------------     ------------      ------------      ------------

Income(loss) from continuing operations
      before income taxes, discontinued
      operations and cumulative effect of
      change in accounting principle                               1,266             (308)             (256)              702

Provision for income taxes                                           721              159              (390)              490
                                                            ------------     ------------      ------------      ------------

Income (loss) from continuing operations
      before discontinued operations and
      cumulative effect of change in
      accounting principle                                           545             (467)              134               212

Discontinued operations:

      Income (loss) from operations, net                              --               --              (134)             (134)

Cumulative effect of change in accounting
      principle                                                       --               --               --                 --
                                                            ------------     ------------      ------------      ------------

Net income (loss)                                           $        545     $       (467)     $         --      $         78
                                                            ============     ============      ============      ============

Earnings (loss) per share - Basic:
  Income (loss) from continuing operations                  $       0.07     $      (0.06)     $       0.02      $       0.03
Discontinued operations
    Income (loss) from operations, net                                --               --             (0.02)            (0.02)
                                                            ------------     ------------      ------------      ------------
    Net income (loss)                                       $       0.07     $      (0.06)     $         --      $       0.01
                                                            ============     ============      ============      ============

Earnings (loss) per share - Diluted:
  Income (loss) from continuing operations                  $       0.07     $      (0.06)     $       0.02      $       0.03
Discontinued operations
    Income (loss) from operations, net                                --               --             (0.02)            (0.02)
                                                            ------------     ------------      ------------      ------------
    Net income (loss)                                       $       0.07     $      (0.06)     $         --      $       0.01
                                                            ============     ============      ============      ============
Weighted average Shares -
  Basic                                                            8,179            8,179             8,179             8,179
  Diluted                                                          8,199            8,199             8,199             8,199

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           Nine Months Ended December 31, 2001
                                                            -----------------------------------------------------------------
                                                                 As
                                                             Previously      Restatement       Discontinued
                                                              Reported       Adjustments       Adjustments         Reported
                                                            ------------     ------------      ------------      ------------
Revenues                                                    $    134,689     $       (901)     $    (36,223)     $     97,565

Operating cost and expenses:

      Cost of sales                                               93,083              223           (24,894)           68,412

      Selling, general & administrative expenses                  32,774              256           (10,172)           22,858
                                                            ------------     ------------      ------------      ------------

Operating income                                                   8,832           (1,380)           (1,157)            6,295

Interest expense                                                   5,563               25            (1,795)            3,793
                                                            ------------     ------------      ------------      ------------

Income(loss) from continuing operations
      before income taxes, discontinued
      operations and cumulative effect of
      change in accounting principle                               3,269           (1,405)              638             2,502

Provision for income taxes                                         1,602              316              (535)            1,383
                                                            ------------     ------------      ------------      ------------

Income (loss) from continuing operations
      before discontinued operations and
      cumulative effect of change in
      accounting principle                                         1,667           (1,721)            1,173             1,119

Discontinued operations:

      Income (loss) from operations, net                              --               --            (1,173)           (1,173)

Cumulative effect of change in accounting
      principle                                                       --               --                --                --
                                                            ------------     ------------      ------------      ------------

Net income (loss)                                           $      1,667     $     (1,721)     $         --      $        (54)
                                                            ============     ============      ============      ============
Earnings (loss) per share - Basic:
  Income (loss) from continuing operations                  $       0.21     $      (0.21)     $       0.14      $       0.14
Discontinued operations
    Income (loss) from operations, net                                --               --             (0.14)            (0.15)
                                                            ------------     ------------      ------------      ------------
    Net income (loss)                                       $       0.21     $      (0.21)     $         --      $      (0.01)
                                                            ============     ============      ============      ============
Earnings (loss) per share - Diluted:
  Income (loss) from continuing operations                  $       0.21     $      (0.21)     $       0.14       $      0.14
Discontinued operations
    Income (loss) from operations, net                                 --              --             (0.14)            (0.15)
                                                            ------------     ------------       -----------       ------------
    Net income (loss)                                       $       0.21     $      (0.21)      $        --       $     (0.01)
                                                            ============     ============       ===========       ============
Weighted average Shares -
  Basic                                                            8,071            8,071             8,071             8,071
  Diluted                                                          8,094            8,094             8,094             8,094


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   Nine Months Ended December 31, 2001
                                                                     ------------------------------------------------------------
                                                                         As
                                                                     Previously      Restatement     Discontinued
                                                                      Reported       Adjustments      Adjustments      Reported
                                                                     ------------    ------------    ------------    ------------

Cash flows from operating activities:
       Net Income (Loss)                                             $      1,667    $     (1,721)             --    $        (54)
       Adjustments to reconcile net loss to net cash
         Provided by (used for) operating activities:
         Net Loss from Discontinued Operations                                 --              --           1,173           1,173
         Depreciation and amortization                                      4,334              --          (1,288)          3,046
         401(k) matching contribution in Treasury Shares                      704              --              --             704
         Deferred income taxes                                                 25             (26)              1              --
         Minority Interest                                                    (37)             --              37              --
         (Gain) Loss on sale of assets                                        (79)             --               4             (75)
         Changes in operating assets and liabilities:
            Accounts receivable                                             3,696            (168)          1,788           5,316
            Inventories                                                     2,581            (124)            492           2,949
            Prepaid expenses and other                                     (2,664)            187           2,126            (351)
            Other assets                                                     (960)             (5)            118            (847)
            Accounts payable and accrued expenses                          (2,725)          1,900          (2,100)         (2,925)
                                                                     ------------    ------------    ------------    ------------
              Total adjustments                                             4,875           1,764           2,351           8,990
                                                                     ------------    ------------    ------------    ------------
              Net cash provided by continuing operating activities          6,542              43           2,351           8,936
                                                                     ------------    ------------    ------------    ------------

Cash flows from investing activities:
       Additions to property, plant and equipment                            (753)             --             325            (428)
       Proceeds from disposal of property, plant and equipment                655              --            (368)            287
                                                                     ------------    ------------    ------------    ------------
              Net cash provided by (used for) investing activities            (98)             --             (43)           (141)
                                                                     ------------    ------------    ------------    ------------

Cash flows from financing activities:
       Net (payments) borrowings under Revolving Credit
         Facility and lines of credit                                      (5,510)             --             152          (5,358)
       Net proceeds from employee stock purchase plan                          40              --              --              40
                                                                     ------------    ------------    ------------    ------------
              Net cash used for financing activities                       (5,470)             --             152          (5,318)
                                                                     ------------    ------------    ------------    ------------

Effects of cash on foreign currency exchange rates                             34            (137)            106               3

Cash provided by (used for) Discontinued Operations                            --              --          (3,216)         (3,216)

Net increase (decrease) in cash and cash equivalents                        1,008             (94)           (650)            264
Cash and cash equivalents at beginning of period                            3,900             132            (829)          3,203
                                                                     ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period                           $      4,908              38          (1,479)   $      3,467
                                                                     ============    ============    ============    ============


NOTE 15 -  CORRPRO COMPANIES AUSTRALIA

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

         On April 24, 2002, the creditors of the Australian subsidiary resolved that the Administrators of the Australian subsidiary should enter into a Deed of Company Arrangement. The Deed of Company Arrangement became effective May 1, 2002. The arrangement requires the Australian subsidiary to make unsecured payments to the Administrators for the Administrator's fees, certain employee benefit programs and unsecured creditors. The Company is not required to fund any of these unsecured payments. The Company did guarantee payment of the Australian subsidiary's bank debt, which totaled $1,017 at December 31, 2002. The arrangement also returns the day-to-day management of the Australian subsidiary to the director of the subsidiary subject to the oversight of the Administrator who will retain control of, and be entitled to realize and deal with, the claims against the Australian subsidiary in accordance with the Deed of Company Arrangement.

         Due to the commencement of the voluntary administration proceedings, and the resulting loss of control over the Australian subsidiary, the Company believes that the investment in the subsidiary has been fully impaired. The assets and liabilities of the subsidiary are not included in the consolidated balance sheet of the Company as of December 31, 2002, and except for the existing obligation of $1,017 under the guarantee of the subsidiary's bank debt, the Company will no longer provide any financial support to the subsidiary.

         In connection with the Company's and Audit Committee's investigation, the Company incurred additional legal and professional fees of approximately $881 for the nine months ended December 31, 2002 related to this matter. In addition, as a result of the Company's decision to sell the subsidiary subsequent to year end, a loss of $1,557 related to the cumulative currency translation adjustment of the subsidiary was recognized in the first nine months ended December 31, 2002. The Australian subsidiary is included in discontinued operations.

         On October 1, 2002, the Australian subsidiary sold its business assets (excluding cash, accounts receivable and certain trademarks) for a purchase price of $634. The cash proceeds (except amounts held in escrow) from the business asset sale were remitted to the Administrator of the Australian subsidiary in accordance with the Deed of Company Arrangement. The remaining assets (primarily accounts receivable) are also being liquidated and those proceeds will be remitted to the Administrator. After satisfying the obligations under the Deed of Company Arrangement, the Administrator will remit back to the Australian subsidiary any excess funds. The excess funds, if any, will be used by the Australian subsidiary to pay post-petition creditors.

         Subsequent to December 31, 2002, the administrator issued a payment to all unsecured creditors, the Company is an unsecured creditor for intercompany balances due from the Australian subsidiary. The Company received $593 on February 7, 2003 from the administrator.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Corrpro Companies, Inc. was founded in 1984 and is organized under the laws of the State of Ohio. As used in this report, the terms "Corrpro" and the "Company" mean Corrpro Companies, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

         In July 2002, the Company's Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. The Company intends to sell non-core business units and use the proceeds to reduce debt. The Company has engaged outside professionals to assist in the disposition of the domestic and international non-core business units. Prior to the quarter ended September 30, 2002, the Company's non-core domestic and international units were reported as the Other Operations and International Operations reporting segments. Effective for the quarter ended September 30, 2002, the Other Operations and the International Operations reporting segments have been eliminated and the non-core domestic and international units will be reported as discontinued operations. Prior-year financial statements have been reclassified to reflect these non-core units as discontinued operations, which are also referred to as assets and liabilities held for sale.

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

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

         The Company had determined that its audited financial statements for the fiscal year ended March 31, 2001 and its unaudited financial statements for the first nine months through December 31, 2001 of its fiscal year ended March 31, 2002 and for all four quarters of its fiscal year ended March 31, 2001, were inaccurate and required restatement. These inaccuracies and required restatements are discussed in Note 13 - Restatement of Consolidated Financial Statements, Notes to the Consolidated Financial Statements above. This Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended December 31, 2001 and December 31, 2002 reflects this restatement of the Company's previously reported financial statements.

AUSTRALIAN SUBSIDIARY

         The Company's Australian subsidiary appointed an administrator and commenced voluntary administration proceedings on March 21, 2002, a process under Australian law providing relief from creditors of Australian companies. Following the appointment, the Company no longer controlled the Australian subsidiary and recorded a charge to earnings of approximately $2.5 million in the fiscal fourth quarter ended March 31, 2002 for its loss on investment related to the subsidiary. The results of operations of the subsidiary were included in the Company's Consolidated Statements of Operations through March 31, 2002. The assets and liabilities of the subsidiary are not included in the Consolidated Balance Sheet of the Company as of March 31, 2002 or December 31, 2002. The results from the subsidiary have not been included in the Company's consolidated financial statements for fiscal 2003. Moreover, the Company incurred additional legal and professional fees of approximately $0.8 million in the first nine months of fiscal 2003 related to this matter. In addition, as a result of the Company's decision to sell the subsidiary prior to fiscal 2003, a loss of $1.5 million related to the cumulative currency translation adjustment of the subsidiary was recognized in the first nine months of fiscal year 2003. These costs associated with Australia are included in discontinued operations.

         On October 1, 2002, the Australian subsidiary sold its business assets (excluding cash, accounts receivable and certain trademarks) for a purchase price of $0.6 million. The cash proceeds (except amounts held in escrow) from the business asset sale were remitted to the Administrator of the Australian subsidiary in accordance with the Deed of Company Arrangement. The remaining assets (primarily accounts receivable) are also being liquidated and those proceeds will be remitted to the Administrator. After satisfying the obligations under the Deed of Company Arrangement, the Administrator will remit back to the Australian subsidiary any excess funds. The excess funds, if any, will be used by the Australian subsidiary to pay post petition creditors.

         Subsequent to December 31, 2002, the administrator issued a payment to all unsecured creditors, the Company is an unsecured creditor for intercompany balances due from the Australian subsidiary. The Company received $593 on February 7, 2003 from the administrator.

A. RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

REVENUES

         Revenues from continuing operations for the fiscal 2003 third quarter totaled $27.8 million compared to $33.5 million in the fiscal 2002 third quarter, a decrease of $5.7 million or 17.0%. Revenues from the discontinued operations were $10.8 million in the fiscal 2003 third quarter compared to $13.5 million in the prior-year period, a decrease of $2.7 million or 20.3%.

         Fiscal 2003 third quarter revenues relating to our Domestic Core Operations segment totaled $21.9 million compared to $27.0 million in the fiscal 2002 third quarter, a decrease of $5.1 million or 18.9%. This revenue decrease relates primarily to the decreased activity levels in our coatings services business compared to the year-earlier period. The coatings services business did not receive as many government contract awards and anticipates lower year-over-year revenue levels.

         Our Canadian Operations segment revenues for the third quarter of fiscal 2003 totaled $5.9 million compared to $6.5 million in the prior-year third quarter, a decrease of $0.6 million or 9.5%. The decrease is due primarily to lower material and rectifier sales. The Canadian Operations continue to experience weakness in the energy segment of its business.

GROSS PROFIT

         Gross profit margins were 32.3% for the fiscal 2003 third quarter compared to 28.4% for the fiscal 2002 third quarter. Gross margins benefited in the current quarter from a number of high margin jobs in both the Domestic Core Operations and the Canadian Operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses totaled $7.0 million (25.3% of revenues) for the fiscal 2003 third quarter compared to $7.5 million (22.3% of revenues) in the fiscal 2002 third quarter, a decrease of $0.5 million. The fiscal 2003 third quarter had $0.6 million related to restructuring costs while the prior-year quarter had only $0.1 million related to restructuring costs. The fiscal 2003 third quarter restructuring costs included $0.4 million in professional fees associated with our lender negotiations, $0.1 million in professional fees related to our loss on investment in our Australian subsidiary and $0.1 million in severance costs.

OPERATING INCOME FROM CONTINUING OPERATIONS

         Operating income totaled $2.0 million in the third quarter of fiscal 2003 and 2002. The fiscal 2003 third quarter saw decreased revenue levels offset by improved operating margins .

INTEREST EXPENSE

         Interest expense totaled $1.3 million in both the third quarter of fiscal 2003 and 2002. Interest rates increased in fiscal year 2003 as a result of amending our credit facilities. However, the increase in the interest rates in the third quarter of fiscal 2003 was offset by the lower debt levels.

INCOME TAX PROVISION

         The Company recorded a provision for income taxes of $0.4 million for the fiscal 2003 third quarter compared to a provision of $0.5 million for the fiscal 2002 third quarter. Our income tax provision is based on our effective tax rate. Our effective tax rate is based on the statutory rates in effect in the countries in which we operate. The Company recorded a provision in excess of the statutory tax rate of 34% since the Company has not realized the tax benefits of losses in the Domestic Operations. The Company intends to maintain a full valuation allowance on its domestic net deferred tax assets and net operating loss carry-forwards until sufficient evidence exists to support the reversal of the remaining reserve.

INCOME FROM CONTINUING OPERATIONS

         Income from continuing operations for the fiscal 2003 third quarter was $0.2 million which remained constant when compared to continuing operations in the prior-year period.

DISCONTINUED OPERATIONS

         Income from discontinued operations for the fiscal 2003 third quarter was $0.3 million compared to loss from discontinued operations of $0.1 million in the prior-year period, an increase in of $0.4 million.

NET INCOME

         Net income totaled $0.4 million in the third quarter of fiscal 2003 compared to $0.1 million of income in the prior-year period, an increase in earnings of $0.3 million. Income per share on a diluted basis totaled $0.05 per share compared to $0.01 of income per share in the year-earlier period.


         RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2001

REVENUES

         Revenues from continuing operations for the nine months ended December 31, 2002 totaled $82.9 million compared to prior-year revenues of $97.6 million, a decrease of $14.7 million or 15.0%. Revenues from the discontinued operations were $30.7 million for the first nine months of fiscal 2003 compared to $36.2 million in the prior-year period, a decrease of $5.5 million or 15.3%.

         For the nine months ended December 31, 2002, revenues relating to the Domestic Core Operations totaled $67.5 million compared to prior-year results of $80.3 million, a decrease of $12.8 million or 16.0%. This revenue decrease relates primarily to the decreased activity levels in our coatings services business compared to the year-earlier period. The coatings services business did not receive as many government contract awards and anticipates lower year-over-year revenue levels.

         The Canadian Operations' revenues for the nine months ended December 31, 2002 totaled $15.4 million compared to prior-year results of $17.3 million, a decrease of $1.9 million or 10.7%. The decrease is primarily due to lower material and rectifier sales. The Canadian Operations continue to experience weakness in the energy segment of its business.

GROSS PROFIT

         Consolidated gross profit margins were 32.5% for the nine months ended December 31, 2002 compared to 29.9% for the prior-year period. Gross margins benefited in the current year from a number of high margin jobs in both the Domestic Core Operations and the Canadian Operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses totaled $22.8 million (27.5% of revenues) for the nine months ended December 31, 2002 compared to $22.9 million (23.4% of revenues) for the prior-year period. Selling, general and administrative expenses for the nine months ended December 31, 2002 had $3.1 million related to restructuring costs while the prior-year period had only $0.2 million related to restructuring costs. The restructuring costs for the nine months ended December 31, 2002 included $1.5 million in professional fees associated with our lender negotiations, $1.1 million in professional fees related to our loss on investment in our Australian subsidiary and $0.5 million in severance costs.

OPERATING INCOME FROM CONTINUING OPERATIONS

         Operating income from continuing operations totaled $4.2 million for the nine months ended December 31, 2002 compared to $6.3 million in the prior-year period, a decrease in earnings of $2.1 million. This decrease is primarily related to the restructuring costs incurred and reduced revenues generated during the fiscal year.

INTEREST EXPENSE

         Interest expense totaled $3.7 million for the nine months ended December 31, 2002 compared to $3.8 million in the prior-year period. Interest rates increased in fiscal year 2003 as a result of amending our credit facilities. However, the increase in the interest rates in fiscal 2003 was offset by the lower debt levels.

INCOME TAX PROVISION

         The Company recorded a provision for income taxes of $1.2 million for the nine months ended December 31, 2002 compared to a provision of $1.4 million in the prior-year period. Our income tax provision is based on our effective tax rate. Our effective tax rate is based on the statutory rates in effect in the countries in which we operate. The Company recorded a provision in excess of the statutory tax rate of 34% since the Company has not realized the tax benefits of losses in the domestic operations. The Company intends to maintain a full valuation allowance on its domestic net deferred tax assets and net operating loss carryforwards until sufficient evidence exists to support the reversal of the remaining reserve.

INCOME (LOSS) FROM CONTINUING OPERATIONS

         The loss from continuing operations totaled $0.7 million for the nine months ended December 31, 2002 compared to $1.1 million of income from continuing operations in the prior-year period, a decrease in earnings of $1.8 million. This decrease is primarily related to the restructuring costs incurred during the fiscal year.

DISCONTINUED OPERATIONS

         Loss from discontinued operations for the first nine months of fiscal 2003 was $4.6 million compared to $1.2 million in the prior-year period, an increase in loss of $3.4 million. The increased loss is primarily related to the write-off of accumulated other comprehensive income and professional fees relating to the discontinuance of these operations which totaled $5.1 million for the nine months ended December 31, 2002.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING

         During the nine months ended December 31, 2002, the Company, with the assistance of independent valuation experts, completed its initial assessment test and concluded that certain of its goodwill was impaired. Effective April 1, 2002, the Company has recognized a transitional impairment charge of $18.2 million as the cumulative effect of a change in accounting principle to reduce the carrying values of certain indefinite lived intangible assets and goodwill to estimated fair values as required by SFAS No. 142. This is a non-cash charge and does not impact compliance with the financial covenants contained in our lender agreements.

NET LOSS

         Net loss totaled $23.6 million for the nine months ended December 31, 2002 compared to $0.1 million in the prior-year period, a decrease of $23.5 million, which was primarily attributable to non-cash goodwill impairment charges as a result of a change in accounting principle and the write-off on non-cash translation adjustments to discontinued operations. Loss per share on a diluted basis totaled $2.81 per share compared to $0.01 per share in the prior-year period.

B.       LIQUIDITY AND CAPITAL RESOURCES


         At December 31, 2002, the Company had negative working capital of $35.7 million excluding net assets held for sale, compared to negative $40.9 million at March 31, 2002, excluding net assets held for sale, which was an increase of $5.2 million.

         During the first nine months of fiscal year 2003, cash provided by operating activities totaled $3.8 million compared to cash provided by operating activities of $8.9 million in the year-earlier period. Cash provided by investing activities totaled $0.3 million during the first nine months of fiscal 2003, which included $0.2 million for capital expenditures, offset by, $0.5 million of proceeds from the disposal of capital assets compared to cash used for investing activities totaling $0.1 million during the first nine months of fiscal 2002, which included $0.4 million used for capital expenditures, partially offset by $0.3 million of proceeds from the disposal of capital assets. Cash used for financing activities totaled $6.2 million which was used to pay down debt during the first nine months of fiscal 2003 compared to cash used by financing activities of $5.3 million that was used to pay down debt in the first nine months of fiscal 2002.

         In March 1999, the Company entered into an $80 million revolving credit facility, that expires on July 31, 2003 (the "Revolving Credit Facility"). Initial borrowings were used to repay existing domestic bank indebtedness. Through a series of subsequent amendments, including an amendment executed by the Company on September 23, 2002 ("September 2002 Amendment"), the size of the Revolving Credit Facility was reduced to $37.5 million. In addition, the September 2002 Amendment provided that any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44%, respectively. Any net asset disposition proceeds that reduce the Revolving Credit Facility will result in a proportionate reduction in the lender's commitments under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are further limited to borrowing base amounts as defined. The September 2002 Amendment provides for interest on borrowings at prime plus 5.00%. In addition, the September 2002 Amendment requires the Company to pay a facility fee of 1.00% on the commitment amount. Moreover, a subsequent amendment executed by the Company on November 1, 2002 (the "Seventh Amendment") contained additional provisions for the improvement period and also reset the net worth covenant.

         In connection with the September 2002 Amendment, the Revolving Credit Facility lender group received a warrant ("Revolving Credit Facility Warrant") to purchase 467,126 shares of the Company's common shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Revolving Credit Facility Warrant can be reduced up to 50% if the Company partially pays the Revolving Credit Facility principal amount prior to July 31, 2003. If the entire Revolving Credit Facility principal balance is paid prior to February 23, 2003, the Revolving Credit Facility Warrant will be terminated and cease to be in force and effect. Borrowings under the Revolving Credit Facility are secured by the Company's domestic accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate as well as certain assets in Canada. The Company has also pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The Revolving Credit Facility, as amended, requires the Company to maintain certain financial ratios and places limitations on the Company's ability to pay cash dividends, incur additional indebtedness and make investments, including acquisitions. The Company was in compliance with the financial covenants of the Revolving Credit Facility as of December 31, 2002, but there can be no assurance that the Company will meet these financial ratios in the future. At December 31, 2002, the Company had $25.8 million outstanding under the Revolving Credit Facility. Total availability under the Revolving Credit Facility at December 31, 2002 was approximately $5.4 million after giving consideration to the borrowing base limitations under the Revolving Credit Facility.

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

         In January 1998, the Company issued, through private placement, $30 million of Senior Notes due 2008 (the "Senior Notes"). The Senior Notes, as amended, bear interest at 11.35% until July 31, 2003 and 11.85% on and after July 31, 2003. In addition, the agreement relating to the Senior Notes, as amended, provides for an additional fee of 1.00% per annum on the outstanding principal amount of the Senior Notes. In connection with the September 2002 Amendment, the Senior Notes lender received a warrant ("Senior Notes Warrant") to purchase 467,126 of the

Company's common shares at a purchase price of $0.01 per share at any time after July 31, 2003 until September 23, 2012. The Senior Notes Warrant can be reduced up to 50% to the extent the Company partially pays the Revolving Credit Facility principal and the Senior Notes principal prior to July 31, 2003. If the entire Revolving Credit Facility and Senior Notes principal balance is repaid prior to February 23, 2003, the Senior Notes Warrant will be terminated and cease to be in force and effect. The Senior Notes, as amended, requires a principal payment of $7.6 million on July 31, 2003 and monthly principal payments of $0.4 million commencing on August 15, 2003 ("Notes Principal Repayments") and are secured equally and ratably with debt under the Revolving Credit Facility. In addition, the amended Senior Notes provide that any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44%, respectively. Any such additional payments used to reduce the Senior Notes will result in a reduction in the Notes Principal Repayments. The Company cannot assure that it will be able to make its Notes Principal Repayments when due. Failure to do so would result in default under the Senior Notes, in which case, the Senior Notes lender could pursue its remedies for default, including acceleration of principal, which would have a material adverse effect on the Company's liquidity and financial condition and could result in the Company's inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale of assets to satisfy creditors.

         The Company is required to maintain certain financial ratios under the Senior Notes. The Company was in compliance with the financial covenants under the amended agreement relating to the Senior Notes as of December 31, 2002 but there can be no assurance that the Company will meet these financial ratios in the future..

         Prior to July 31, 2003, the Company also intends to seek other financing to pay down the Senior Notes and Revolving Credit Facility. There can be no assurance, however, that the Company will be able to obtain other financing, or as to the terms or conditions on which such financing may be obtained, if at all.

         As a result of uncertainty related to the Company's ability to amend or refinance its debt, and the timing thereof, certain vendors may no longer do business with the Company on favorable credit terms, and the Company could experience cash flow problems or the inability to obtain materials and services when required. In addition, vendors may require cash in advance or deposits. All of these developments could materially increase the Company's operating expenses and further reduce its liquidity.

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

          In July 2002, the Company's Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. The Company intends to sell non-core business units and use the proceeds to reduce debt. To assist in these efforts, the Company has engaged the firm of Carl Marks Consulting Group LLC. A managing director of Carl Marks has joined the Company in the role of Chief Restructuring Officer to manage the plan's implementation. The Company will report future quarterly and annual results separately for continuing operations and for discontinued operations. Potential operating gains or losses may be experienced with the disposition of assets at the time of disposal during the implementation of the restructuring plan. Operating income improvements combined with debt reduction are expected to result over the long-term.

 FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD LOOKING INFORMATION

         This document includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's expectations and beliefs concerning future events and discuss, among other things, anticipated future performance and revenues, expected growth and future business plans. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" or variations of such words and similar expressions are intended to identify such forward-looking statements. We believe that the following factors, among others, could affect our future performance or the price and liquidity of our common shares and cause our actual results to differ materially from those that are expressed or implied by forward-looking statements, or diminish the liquidity of our common shares: our ability to further extend, amend or refinance our existing debt, including the availability to us of external sources of financing and capital (the failure to receive such financing would have a material adverse effect on our results of operations and financial condition, particularly in light of the going concern qualification contained in our auditors' opinion contained in our most recently audited financial statements) and the terms and timing thereof; our ability to successfully divest our non-core and international business units and the timing, terms and conditions of any such divestitures; the ultimate outcome of the SEC's and the Australian Securities and Investment Commission's investigation of accounting irregularities; the impact of any litigation or regulatory process related to the financial statement restatement process, including the class action litigation already filed; our mix of products and services; the timing of jobs; the availability and value of larger jobs; qualification requirements and termination provisions relating to government jobs; the impact of inclement weather on our operations; the impact of energy prices on us and our customers' businesses; adverse developments in pending litigation or regulatory matters; the impact of existing, new or changed regulatory initiatives; our ability to satisfy the listing and trading requirements of the AMEX (which, if not satisfied, could result in the suspension of trading - as occurred earlier in August 2002 - or delisting of our shares from the exchange, which could diminish the liquidity of our common shares) or any other national exchange on which our shares are or will be listed or otherwise provide a trading venue for our shares; and the impact of changing global political and economic conditions. In addition, any forward-looking statement speaks only as of the date on which such statement is made and we do not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

OUR ABILITY TO OBTAIN EXTENSIONS, AMENDMENTS AND WAIVERS UNDER OUR DEBT AGREEMENTS AND AVAILABILITY OF ADDITIONAL SOURCES OF FINANCING AND CAPITAL. During fiscal 2003, we amended our Revolving Credit Facility and Senior Notes in September 2002 because we were not in compliance with the provisions, including certain financial covenants, of these agreements as a result of matters related to the accounting irregularities at our Australian subsidiary. As amended, the Revolving Credit Facility expires on July 31, 2003, and it will be necessary for us to amend this Revolving Credit Facility to extend the expiration date. If we are unable to negotiate a further amendment to the Revolving Credit Facility, it will be necessary for us to refinance or repay this debt. We cannot assure that we will be able to accomplish such a transaction on terms acceptable to us. Failure to do so would have a material adverse effect on our liquidity and financial condition and could result in our inability to operate as a going concern. If we are unable to operate as a going concern, we may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors. In addition, the Senior Notes, as amended, require a principal payment of $7.6 million by July 31, 2003 and monthly principal payments of $0.4 million commencing on August 15, 2003. We cannot assure that we will be able to make these payments when due, which will result in our being in default under the Senior Notes and in that event the Senior Notes lender may pursue its remedies against us for such a default, including acceleration of principal, which would have a material adverse effect on our liquidity and financial condition and could result in our inability to operate as a going concern. If we are unable to operate as a going concern, we may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors. We intend to seek other financing during fiscal 2003 to pay down the Senior Notes and the Revolving Credit Facility. There can be no assurance, however, that we will be able to obtain other financing or as to the terms and conditions under which such financing may be available.

THE EFFECTIVENESS OF OUR BUSINESS RESTRUCTURING PLAN. In July 2002, our Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. We intend to sell non-core business units and use the proceeds to reduce debt. To assist, we have engaged the firm of Carl Marks Consulting Group LLC and a managing director of Carl Marks has joined us in the role of Chief Restructuring Officer to manage the plan's implementation. While we expect that operating income improvements combined with debt reduction will result from the business restructuring plan in the long term, it is uncertain at this time to what extent such operating income improvements and debt reduction will be achieved as a result of the business restructuring plan and the terms and/or timing thereof. We cannot assure that the business restructuring plan will be successful in enhancing our ability to pursue financing alternatives acceptable to us.

OUR REPUTATION AND FINANCIAL CONDITION COULD BE AFFECTED BY THE SECURITIES LITIGATION AND RELATED INVESTIGATIONS AND /OR A RESTATEMENT OF FINANCIAL STATEMENTS. On March 20, 2002, we first announced that we had become aware of accounting irregularities caused by apparent internal misconduct in our Australian subsidiary and that, to the extent that the accounting irregularities materially affect previously filed financial statements, we restated our audited financial statements for our fiscal year which ended March 31, 2001 as well as unaudited financial information for the first nine months through December 31, 2001 of our fiscal year ended March 31, 2002, as previously released. In addition, we recorded a charge to earnings for our loss on investment related to the subsidiary. This charge was taken in the Company's fiscal fourth quarter ended March 31, 2002. Subsequent to this announcement, a purported class action lawsuit was filed against us and certain of our current and former directors and officers, asserting claims under the federal securities laws. In addition to significant expenditures we may have to make to defend ourselves in these actions and the related significant financial penalties that might be imposed on us if the plaintiffs prevail in these actions, the publicity surrounding the litigation and the SEC inquiry of these matters could affect our reputation with our customers and suppliers and have an impact on our financial condition and results of operations.

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

OUR COMPLIANCE WITH THE LISTING STANDARDS AND REPORTING REQUIREMENTS OF THE STOCK EXCHANGE ON WHICH OUR COMMON SHARES TRADE. We are required by the stock exchange on which we list our common shares for trading to maintain certain listing standards and meet certain reporting requirements in order to continue trading and to remain listed on that exchange. If we fail to meet the required listing standards and reporting requirements and cannot within a limited time frame thereafter demonstrate compliance, our common shares may not be allowed to trade on the stock exchange, although we would pursue an alternative national trading venue. If this occurs, it may make it more difficult for us to raise funds through the sale of our securities. In addition, it may make it more difficult for an investor to dispose of, or to obtain accurate quotations of, our common shares and negatively impact the market price. Our shares had been suspended from trading on the American Stock Exchange in August 2002, because of, among other reasons, the late filing of our Form 10-K/A. There can be no assurances that trading will not be suspended again and if so, that trading would be permitted to resume.

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

THE IMPACT OF CHANGING GLOBAL, POLITICAL AND ECONOMIC CONDITIONS. Changing political and economic conditions regionally or worldwide can adversely impact our business. Deteriorating political and general economic conditions may result in customers delaying or canceling contracts and orders for our products and services, difficulties and inefficiencies in the performance of our services including work stoppages, and difficulties in collecting payment from our customers. As a result, such conditions can negatively impact our results of operations and our cash flows. Moreover, we have operations in the Middle East region with revenues totaling $8.6 million for the nine months ended December 31, 2002 and net assets of approximately $7.7 million at December 31, 2002 that can be negatively impacted by changing economic and political conditions.

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

         In June 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. For periods beginning before January 1, 2003, it is the Company's policy to recognize restructuring costs in accordance with EITF Issue No. 94-3.

         In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" was issued. SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the effects on reported net income of an entity's method of accounting for stock-based employee compensation. SFAS No. 148 is effective for the Company in its second fiscal quarter of 2003. The Company does not intend to effect a voluntary change in accounting to the fair value method, and, accordingly, does not anticipate the adoption of SFAS No. 148 to have a significant impact on the Company's future results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES

         In the normal course of business, our operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing our business.

INTEREST RATE RISK

         Our primary interest rate risk exposure results from our variable interest rate Revolving Credit Facility, Senior Notes and various smaller lines of credit that we maintain with foreign banks. If interest rates were to increase 200 basis points (2%) from December 31, 2002 rates, and assuming no changes in debt from the December 31, 2002 levels, the additional annual expense would be approximately $1.1 million on a pre-tax basis.

FOREIGN OPERATIONS AND FOREIGN CURRENCY EXCHANGE RISK

         Our foreign subsidiaries generally conduct business in local currencies, creating foreign exchange risk. During the first nine months of fiscal 2003, the Company recorded a favorable foreign currency translation adjustment of $0.6 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the United States Dollar in relation to the Canadian Dollar. We do not enter into derivatives to hedge foreign currency exchange risk. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays. In addition, as a result of the Company's decision to sell the Australian subsidiary subsequent to year-end, a loss of $1.5 million related to the cumulative currency translation adjustment of the subsidiary was recognized in the first nine months of fiscal year 2003. In July 2002 the Board of Directors approved a plan to sell non-core business units and the International Operations to reduce debt (see Note 8 - Assets Held for Sale). When the International Operations were classified as discontinued operations, the Company expensed the cumulative currency translation balance for those discontinued operations. For the nine months ended December 31, 2002, the Company recorded a loss of $3.3 million for cumulative currency translation. The expense is reported in the Loss from Discontinued Operations.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Controls and Procedures.

         On August 9, 2002, the Company issued restated consolidated financial statements included in its filings with the Securities and Exchange Commission (the "SEC") as of and for the fiscal years ended March 31, 2002 and 2001, and related quarterly periods (the "10-K/A"). The restatement occurred because certain accounting errors and irregularities in the Company's financial statements were identified. As discussed in the Company's Annual Report on Form 10-K for the fiscal year 2002 filed with the SEC on August 9, 2002, the Company has been advised that the SEC is conducting an investigation into the facts and circumstances giving rise to the restatement, and the Company has been and intends to continue cooperating with the SEC. The Company cannot predict the outcome of such an investigation.

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

         Since the inception of the restatement process and Audit Committee Investigation, the Company has made a number of significant changes that strengthened the internal controls over its financial accounting, reporting and disclosure procedures (the "Reporting and Disclosure Procedures"). These changes included, but were not necessarily limited to, (i) communicating clearly and consistently a tone from senior management regarding the proper conduct in these matters, (ii) strengthening the North American financial management organizational reporting chain, (iii) requiring stricter account reconciliation standards, (iv) updating and expanding the distribution of the Company's business conduct questionnaire, (v) requiring quarterly as well as annual business units written representations, (vi) expanding the financial accounting procedures in the current year, (vii) temporarily supplementing the Company's existing staff with additional contractor-based support to collect and analyze the information necessary to prepare the Company's financial statements, related disclosures and other information requirements contained in the Company's SEC periodic reporting until the Company implements changes to the current organization and staffing, (viii) commencing a comprehensive, team-based process to further assess and enhance the efficiency and effectiveness of the Company's financial processes, including support efforts which better integrate current and evolving financial information system initiatives, and addressing any remaining weaknesses, and (ix) establishment of an internal audit team.

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

(b) Evaluation of Disclosure Controls and Procedures.

         The Company's Chief Executive Officer and Chief Financial Officer (the "Senior Officers"), with the participation of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a - 14(c) and 15d - 14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on that evaluation, and subject to inherent limitations on the effectiveness of internal controls as described below, the Senior Officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(c) Inherent Limitations on the Effectiveness of Controls

         A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, a control system is subject to implementation based on the cost effectiveness of such controls. Further, because of the inherent limitations in all control systems, including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place. Over time, controls may become inadequate because of changes in conditions, or deterioration of the degree of compliance with the policies or procedures. Because of the inherent limitation of control systems, misstatements due to error or fraud may occur and not be detected. Given such inherent limitations, the Senior Officers and other members of the Company's management, do not expect our disclosure controls or procedures to prevent all possible instances of error and fraud.

PART II.  OTHER INFORMATION

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

         On July 25, 2002, a summons and complaint was issued from the Circuit Court for the County of Ingham, Michigan. The action was commenced by Blogett Oil Company, Inc. and other owners and operators of underground storage tanks systems on behalf of themselves and others similarly situated. The complaint relates to the MDEQ regulatory proceeding described immediately above and names both the Company and MDEQ. The plaintiffs seek an unspecified amount of damages in excess of $25,000 from Corrpro. The plaintiffs also seek injunctive relief prohibiting the MDEQ from declaring that underground storage tanks upgraded by the Company do not meet the current requirement for corrosion protection set forth by law. On November 18, 2002, the court issued an order certifying the underlying class. On December 9, 2002, the Company filed application for leave to appeal the court's order certifying the underlying class. The Company is unable at this time to make a determination as to whether an adverse outcome is likely and whether an adverse outcome would have a materially adverse affect on its operations or financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company convened its Annual Meeting of Shareholders as scheduled on September 19, 2002 and reviewed the performance of its business over the past fiscal year, but adjourned the formal portions of the meeting to reconvene on October 11, 2002. Adjournment of the annual meeting was necessary because the Company had not yet attained a quorum for purposes of shareholder voting.

         A vote was taken by the Company's shareholders at the reconvened Annual Meeting of Shareholders held on October 11, 2002 for the election of three directors of the Company for terms expiring in two years. The aggregate number of votes cast for or withheld for each nominee were as follows:

      Director Nominees                         For         Withheld
      --------------------                   ---------      ---------
      Michael K. Baach                       7,415,860       197,439
      Harry Millis                           7,425,967       187,332
      Dr. Warren F. Rogers                   7,418,155       195,144

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



                                                CORRPRO COMPANIES, INC.
                                                     (Registrant)



Date:  February 14, 2003                           /s/  Joseph W. Rog
                                          ------------------------------------
                                                      Joseph W. Rog
                                            Chairman of the Board, President
                                               and Chief Executive Officer



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


Dated: February 14, 2003

                                          /s/ Joseph W. Rog
                                          -------------------------------------
                                          Joseph W. Rog
                                          Chairman of the Board, President and
                                          Chief Executive Officer

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


Dated: February 14, 2003


                                 /s/ Robert M. Mayer
                                 ----------------------------------------------
                                 Robert M. Mayer
                                 Senior Vice President, Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
   No.                                     Exhibit
-------                                    -------

  10.1              Seventh Amendment to Credit Agreement dated as of November
                    1, 2002 relating to the Amended and Restated Credit
                    Agreement dated as of June 9, 2000 among the Company, CSI
                    Coating Systems, Inc. and the Lenders party thereto.