Form 10-K
period 2003-03-31
CORRPRO COMPANIES INC /OH/
filed 2003-06-30
CIK 907072

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED MARCH 31, 2003

                                          OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-12282

                            CORRPRO COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                     OHIO                                        34-1422570
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The aggregate market value of Common Shares held by nonaffiliates of the Registrant was approximately $5,297,214 at September 30, 2002. For purposes of this calculation, the Registrant deems the Common Shares held by its Directors, executive officers and holders of 10% or more of its Common Shares to be Common Shares held by affiliates.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                   8,440,847
           (Number of Common Shares outstanding as of June 23, 2003.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain documents are incorporated from prior filings (see Part IV of this Annual Report on Form 10-K).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Corrpro Companies, Inc. was founded in 1984 and is organized under the laws of the State of Ohio. As used in this report, the terms "Corrpro" and the "Company" mean Corrpro Companies, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

RECENT EVENTS

     The Company has retained an investment banking firm to assist in its efforts to recapitalize its balance sheet and refinance its currently outstanding Senior Notes and Revolving Credit Facility. The refinancing process is ongoing and the Company is currently having discussions with various parties in order to effect a refinancing transaction. There can be no assurance, however, that the Company will be able to obtain other financing or as to the terms and conditions under which such financing may be available.

     The Company is currently in default of certain financial ratios required to be maintained under it Senior Note and Revolving Credit Facility agreements. In addition, the Revolving Credit Facility is scheduled to expire on July 31, 2003 and the Company is required to make a $7.6 million principal payment on the Senior Notes by July 31, 2003. The Company is also, at the current time, not able to provide any assurances regarding its ability to make the $7.6 million Senior Note principal payment that is due on July 31, 2003. Further information about our Long-Term Debt is included in Note 3, Long-Term Debt, Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

     The Company has had preliminary discussions with its lenders regarding an amendment to the Revolving Credit Facility which would, among other things, extend the maturity date of the Revolving Credit Facility beyond July 31, 2003. The Company intends to continue its efforts to obtain such an amendment, however, there can be no assurances that the Company will be able to negotiate such an amendment at all or under terms and conditions acceptable to it.

     Until such time when the Company is able to refinance the Senior Notes and Revolving Credit Facility it will attempt to negotiate arrangement with its lenders to, among other things, waive the covenant violations under the Senior Notes and Revolving Credit Facility agreement, extend the maturity of the Revolving Credit Facility beyond July 31, 2003 and defer the principal payments due under the Senior Notes. If the Company is not able to negotiate mutually acceptable arrangements with its existing lenders, events could occur that would have a material adverse effect on the Company's liquidity and financial condition and could result in its inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

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

     In addition to cathodic protection, our corrosion control services include corrosion engineering, material selection, inspection services, advanced corrosion research and testing. We also sell a variety of materials and equipment including anodes, rectifiers and corrosion monitoring probes used in cathodic protection and corrosion monitoring systems. Corrosion control represented approximately 79%, 65% and 74% of our revenues in fiscal years 2003, 2002 and 2001, respectively.

     COATINGS. Corrpro offers a wide variety of coatings-related services designed to provide our customers with longer coatings life, reduced corrosion, improved aesthetics and lower life-cycle costs for their coated structures. Coatings services include research, testing, evaluation and application of coatings. In addition, we provide project management services for coatings maintenance programs, including condition surveys, failure analysis, selection of site surface preparation methods and selection and application of coatings. We also provide specialized coatings application services for structures with aggressive corrosion conditions such as the inside and outside of storage tanks and pipelines. Coatings represented approximately 16%, 30% and 21% of our revenues in fiscal years 2003, 2002 and 2001, respectively.

     PIPELINE INTEGRITY AND RISK ASSESSMENT SERVICES. Corrpro offers a comprehensive line of pipeline integrity, risk assessment and inspection services, including assessment, surveys, inspection, analysis, repairs and ongoing maintenance. By offering a wide range of services, we are able to provide pipeline owners with one-stop shopping for the preservation of their pipeline systems. Pipeline integrity and risk assessment services represented approximately 5% of our revenues in fiscal years 2003, 2002 and 2001.

DISPOSITIONS

     In July 2002, the Company's Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. The Company intends to sell non-core business units and use the proceeds to reduce debt. The Company has engaged outside professionals to assist in the disposition of the domestic and international non-core business units. Prior to the quarter ended September 30, 2002, the Company's non-core domestic and international units were reported as the Other Operations and International Operations reporting segments. Effective as of the quarter ended September 30, 2002, the Other Operations and the International Operations reporting segments have been eliminated and the non-core domestic and international units are reported as discontinued operations. Prior-year financial statements have been reclassified to reflect these non-core units as discontinued operations, which are also referred to as "assets and liabilities held for sale."

     During fiscal 2003, four non-strategic business units were sold. These dispositions included Rohrback Cosasco Systems, Bass Trigon Software and two smaller international offices. The proceeds from these dispositions were used to pay down debt. For further information about our discontinued operations see
Note 2, Assets and Liabilities held for Sale, Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

     On April 24, 2002, the creditors of the Australian subsidiary resolved that the Administrators of the Australian subsidiary should enter into a Deed of Company Arrangement. The Deed of Company Arrangement became effective May 1, 2002. The arrangement required the Australian subsidiary to make unsecured payments to the Administrators for the Administrator's fees, certain employee benefit programs and unsecured creditors. The Company is not required to fund any of these unsecured payments. The Company did guarantee payment of the Australian subsidiary's bank debt, which totaled $1.1 million at March 31, 2003. This amount is classified as current portion of Long-Term Debt.

     On October 1, 2002, the Australian subsidiary sold its business assets (excluding cash, accounts receivable and certain trademarks) for a purchase price of $0.6 million. The cash proceeds (except amounts held in escrow) from the business asset sale were remitted to the Administrator of the Australian subsidiary in accordance with the Deed of Company Arrangement. The remaining assets (primarily accounts receivable) are also being liquidated and those proceeds have been remitted to the Administrator. After satisfying the obligations under the Deed of Company Arrangement, the Administrator remitted back to the Australian subsidiary excess funds. The excess funds were used by the Australian subsidiary to pay post-petition creditors.

     During fiscal 2003, the Administrator issued a payment to all unsecured creditors. The Company is an unsecured creditor for intercompany balances due from the Australian subsidiary. The Company received $0.6 million on February 7, 2003 from the Administrator.

SEGMENTS

     We have organized our operations into two business segments: Domestic Core Operations and Canadian Operations. Our non-core domestic and international operations are reported as discontinued operations. Our business segments and a description of the products and services they provide are described below:

     DOMESTIC CORE OPERATIONS. Our Domestic Core Operations segment consists of operations that service the United States. Products and services include corrosion control, coatings, pipeline integrity, risk assessment and inspection services. This segment provides corrosion control products and services to a wide-range of customers in a number of industries, including energy, utilities, water and wastewater treatment, chemical and petrochemical, pipelines, defense and municipalities. In addition, this segment provides coatings services to customers in the entertainment, aerospace, transportation, petrochemical and electric power industries, as well as the United States military. Finally, the Domestic Core Operations segment includes a production facility in the United States that assembles and distributes cathodic protection products, such as anodes, primarily to the United States market. Revenues relating to this segment totaled $85 million (or 82% of consolidated revenues), $102 million (or 83% of consolidated revenues) and $96 million (or 80% of consolidated revenues) during fiscal 2003, 2002 and 2001, respectively.

     CANADIAN OPERATIONS. Our Canadian Operations segment provides corrosion control, pipeline integrity and inspection services to customers in Canada which are primarily in the oil and gas industry. These customers include pipeline operators and petrochemical plants and refineries. The Canadian Operations segment also includes production facilities that assemble products such as anodes and rectifiers. Revenues relating to this segment totaled $19 million (or 18% of consolidated revenues), $21 million (or 17% of consolidated revenues) and $24 million (or 20% of consolidated revenues) during fiscal 2003, 2002 and 2001, respectively.

     Further information about our business segments is included in Note 9, Business Segments, Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

SEASONAL TRENDS

     Our business is somewhat seasonal as winter weather can adversely impact our operations. Therefore, our revenues during the fourth quarter of our fiscal year (i.e., January through March) are typically lower than revenues during each of the other three fiscal quarters.

FOREIGN OPERATIONS

     The Company's foreign operations are subject to the usual risks of operating in foreign jurisdictions. They include, but are not limited to, exchange controls, currency restrictions and fluctuations, changes in local economics and changes in political conditions. The realization of the Company's foreign net assets held for sale are also affected by currency restrictions and fluctuations.

CUSTOMERS

     Sales are made to a broad range of customers. During the fiscal year ended March 31, 2003, no one customer accounted for more than 10% of our sales. We do not believe that the loss of any one customer would have a materially adverse effect on our business.

     We sell products and services to the U.S. government and agencies and municipalities thereof, including the U.S. Navy. Sales to these customers accounted for approximately 9%, 16% and 10% of our net sales in fiscal 2003, 2002 and 2001, respectively. Our contracts with the U.S. government contain standard provisions permitting the government to terminate these contracts without cause. In the event of termination, we are entitled to receive reimbursement on the basis of the work completed (cost plus a reasonable profit). These contracts are also subject to renegotiation of profits. In addition, government procurement programs are subject to budget cutbacks and policy changes that could impact the revenue for, or alter the demand for, our products or services. Accordingly, our future sales to the government are subject to these budgetary and policy changes.

BACKLOG

     Our backlog of unshipped orders was approximately $45 million, $44 million and $46 million as of March 31, 2003, 2002 and 2001, respectively. We estimate that a substantial portion of our backlog of orders at March 31, 2003 will be filled during fiscal 2004.

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

RESEARCH AND DEVELOPMENT

     Our engineering and product development activities are primarily directed toward designing new products and services to meet customers' specific requirements. Product development costs were minimal in fiscal 2003 and 2002 and amounted to approximately $0.7 million in fiscal 2001.

GOVERNMENT REGULATIONS

     We believe that our current operations and our current use of property, plant and equipment conform in all material respects to applicable laws and regulations. Other than as disclosed under "Item 3 -- Legal Proceedings", we have not experienced, nor do we anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations impacting our operations.

EMPLOYEES

     As of March 31, 2003, we had 948 employees, 418 of whom were located outside the United States.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD LOOKING INFORMATION

     This document includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's expectations and beliefs concerning future events and discuss, among other things, anticipated future performance and revenues, expected growth and future business plans. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" or variations of such words and similar expressions are intended to identify such forward-looking statements. We believe that the following factors, among others, could affect our future performance or the price and liquidity of our common shares and cause our actual results to differ materially from those that are expressed or implied by forward-looking statements, or diminish the liquidity of our common shares: our ability to further extend, amend or refinance our existing debt, including the availability to us of external sources of financing and capital (the failure to receive such financing would have a material adverse effect on our results of operations and financial condition) and the terms and timing thereof; our ability to successfully divest our non-core and international business units and the timing, terms and conditions of such divestitures; the ultimate outcome of the SEC's and the Australian Securities and Investment Commission's investigation of accounting irregularities; the impact of any litigation or regulatory process related to the financial statement restatement process, including the class action litigation already filed (the dismissal of which has been appealed); our mix of products and services; the timing of jobs; the availability and value of larger jobs; qualification requirements and termination provisions relating to government jobs; the impact of inclement weather on our operations; the impact of energy prices on us and our customers' businesses; adverse developments in pending litigation or regulatory matters; the impact of existing, new or changed regulatory initiatives; our ability to satisfy the listing and trading requirements of the AMEX (which, if not satisfied, could result in the suspension of trading -- as occurred in August 2002 -- or delisting of our shares from the exchange, which could diminish the liquidity of our common shares) or any other national exchange on which our shares are or will be listed or otherwise provide a trading venue for our shares; and the impact of changing global political and economic conditions. In addition, any forward-looking statement speaks only as of the date on which such statement is made and we do not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     OUR ABILITY TO OBTAIN EXTENSIONS, AMENDMENTS AND WAIVERS UNDER OUR DEBT AGREEMENTS AND AVAILABILITY OF ADDITIONAL SOURCES OF FINANCING AND CAPITAL. The Company is currently in default of certain financial ratios required to be maintained under the current debt agreements which includes its net worth covenant and its operating income before depreciation and amortization financial covenant. During fiscal 2003, we had amended our Revolving Credit Facility and Senior Notes in September 2002 because we were not in compliance with the provisions, including certain financial covenants, of these agreements as a result of matters related to the accounting irregularities at our Australian subsidiary. As amended, the Revolving Credit Facility expires on July 31, 2003, and it will be necessary for us to amend this Revolving Credit Facility to extend the expiration date. If we are unable to negotiate a further amendment to the Revolving Credit Facility, which, among other things, extends the maturity of the Revolving Credit Facility beyond July 31, 2003, it will be necessary for us to refinance or repay this debt. We cannot assure that we will be able to accomplish such a transaction on terms acceptable to us or at all. Failure to do so would have a material adverse effect on our liquidity and financial condition and could result in our inability to operate as a going concern. If we are unable to operate as a going concern, we may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors. In addition, the Senior Notes, as amended, require a principal payment of $7.6 million by July 31, 2003 and monthly principal payments of $0.4 million commencing on August 15, 2003. We cannot assure that we will be able to make these payments when due, which will result in our being in default under the Senior Notes and, in that event, the Senior Notes lender may pursue its remedies against us for such a default, including acceleration of principal, which would have a material adverse effect on our liquidity and financial condition and could result in our inability to operate as a going concern. If we are unable to operate as a going concern, we may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors. We intend to seek other financing during fiscal 2004 to pay down the Senior Notes and the Revolving Credit Facility. There can be no assurance, however, that we will be able to obtain other financing or as to the terms and conditions under which such financing may be available.

     THE EFFECTIVENESS OF OUR BUSINESS RESTRUCTURING PLAN. In July 2002, our Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. We intend to sell non-core business units and use the proceeds to reduce debt. To assist, we have engaged the firm of Carl Marks Consulting Group LLC and a managing director of Carl Marks has joined us in the role of Chief Restructuring Officer to manage the plan's implementation. While we expect that operating income improvements combined with debt reduction will result from the business restructuring plan in the long term, it is uncertain at this time to what extent such operating income improvements and debt reduction will be achieved as a result of the business restructuring plan and the terms and/or timing thereof. We cannot assure that the business restructuring plan will be successful in enhancing our ability to pursue financing alternatives acceptable to us. During fiscal 2003, four non-strategic business units were sold. These dispositions included Rohrback Cosasco Systems, Bass Trigon Software and two smaller international offices. The proceeds from these dispositions were used to pay down debt. For further information about our discontinued operations see
Note 2, Assets and Liabilities Held for Sale, Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

     OUR REPUTATION AND FINANCIAL CONDITION COULD BE AFFECTED BY THE SECURITIES LITIGATION AND RELATED INVESTIGATIONS AND/OR A RESTATEMENT OF FINANCIAL STATEMENTS. On March 20, 2002, we first announced that we had become aware of accounting irregularities caused by apparent internal misconduct in our Australian subsidiary and that, to the extent that the accounting irregularities materially affect previously filed financial statements, we restated our audited financial statements for our fiscal year which ended March 31, 2001 as well as unaudited financial information for the first nine months through December 31, 2001 of our fiscal year ended March 31, 2002, as previously released. In addition, we recorded a charge to earnings for our loss on investment related to the subsidiary. This charge was taken in the Company's fiscal fourth quarter ended March 31, 2002. Subsequent to this announcement, a purported class action lawsuit was filed against us and certain of our current and former directors and officers, asserting claims under the federal securities laws, which was dismissed with prejudice in May 2003. In June 2003, the plaintiffs filed a notice of appeal from the order of dismissal. In addition to significant expenditures we may have to make to defend ourselves in these matters and the related significant financial penalties that might be imposed on us if the plaintiffs prevail, the publicity surrounding the litigation and the SEC inquiry of these matters could affect our reputation with our customers and suppliers and have an impact on our financial condition and results of operations.

     OUR COMPLIANCE WITH THE LISTING STANDARDS AND REPORTING REQUIREMENTS OF THE STOCK EXCHANGE ON WHICH OUR COMMON SHARES TRADE. We are required by the stock exchange on which we list our common shares for trading to maintain certain listing standards and meet certain reporting requirements in order to continue trading and to remain listed on that exchange. The exchange does not use any precise mathematical formula to determine whether a security warrants continual trading on the exchange. Each case is considered on the basis of all relevant facts and circumstances. The exchange has adopted certain guidelines under which it will normally give consideration to suspending dealings in, or removing, a security from listing. The exchange will normally consider suspending dealings in, or removing from the list, securities of a company which does not meet such guidelines. We do not currently have a sufficient amount of shareholders' equity to meet the guidelines. If we cannot demonstrate that we will be in compliance within a limited time frame, our common shares may not be allowed to trade on the stock exchange, although we would pursue an alternative national trading venue and it may make it more difficult for us to raise funds through the sale of our securities. In addition, it may make it more difficult for an investor to dispose of, or to obtain accurate quotations of, our common shares and negatively impact the market price. Our shares had been suspended from trading on the American Stock Exchange in August 2002, because of, among other reasons, the late filing of our Form 10-K/A for the fiscal year ended March 31, 2002. There can be no assurances that trading will not be suspended again and if so, that trading would be permitted to resume.

     ADVERSE DEVELOPMENTS IN PENDING LITIGATION OR REGULATORY MATTERS. From time to time, we are involved in litigation and regulatory proceedings, including those disclosed in "Legal Proceedings" of this annual report and in our other periodic reports filed with the Securities and Exchange Commission. There are always significant uncertainties involved in litigation and regulatory proceedings and we cannot guarantee the result of any action. Regulatory compliance is often complex and subject to variation and unexpected changes, including changing interpretations and enforcement agendas affecting the regulatory community. We may need to expend significant financial resources in connection with legal and regulatory procedures and our management may be required to divert attention from other portions of our business. If, as a result of any proceeding, a judgment is rendered, decree is entered or administrative action is taken against us or our customers, it may materially and adversely affect our business, financial condition and results of operations.

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

     QUALIFICATION REQUIREMENTS AND TERMINATION PROVISIONS RELATING TO GOVERNMENT JOBS. We derive revenues from contracts with the United States, its agencies and other governmental entities. Government contracting is subject to competitive bidding processes and there can be no assurance that we will be the successful bidder for future contracts. Fluctuations in government spending and the amount of government contracts received also could adversely affect our revenues and profitability. In addition, it is the policy of the United States that certain small businesses and other concerns have the maximum practicable opportunity to participate in performing contracts let by any federal agency. To the extent that we do not meet applicable criteria for government jobs, we could be limited in our ability to participate directly in contracts being let by the United States and other governmental entities with similar requirements. Certain contracts with governmental entities contain provisions permitting the governmental entities to terminate the contract for convenience prior to completion of the contract. To the extent that any of our contracts with a government entity are so terminated, our revenues and profitability could be adversely impacted.

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

     THE IMPACT OF CHANGING GLOBAL, POLITICAL AND ECONOMIC CONDITIONS. Changing political and economic conditions regionally or worldwide can adversely impact our business. Deteriorating political and general economic conditions may result in customers delaying or canceling contracts and orders for our products and services, difficulties and inefficiencies in the performance of our services including work stoppages, and difficulties in collecting payment from our customers. As a result, such conditions can negatively impact our results of operations and our cash flows. Moreover, we have operations in the Middle East region with revenues totaling $11.6 million for fiscal 2003 and net assets of approximately $6.3 million at March 31, 2003. These operations can be negatively impacted by changing economic and political conditions. All of our international operations except Canada are a part of the Company's net assets held for sale.

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

ITEM 2.  PROPERTIES

     As of March 31, 2003, our continuing operations utilized five locations and are owned by The Company as well as, over forty locations were leased from unrelated third parties. Certain property locations may contain multiple operations, such as an office and warehouse facility. Owned and leased facilities with greater than 5,000 square feet are listed below.

LOCATION                       SEGMENT                     DESCRIPTION                 OWNED/LEASED
--------                       -------                     -----------                 ------------
Bakersfield, California...  Domestic Core   Office and Warehouse Facility                 Leased
Belle Chasse, Louisiana...  Domestic Core   Office and Warehouse Facility                 Leased
Brampton, Ontario.........  Canadian Ops.   Office and Warehouse Facility                 Leased
Conyers, Georgia..........  Domestic Core   Office and Warehouse Facility                 Leased
Dorval, Quebec............  Canadian Ops.   Office and Warehouse Facility                 Leased
Edmonton, Alberta.........  Canadian Ops.   Office, Production and Warehouse Facility      Owned
Nisku, Alberta............  Domestic Core   Office and Warehouse Facility                  Owned
Estevan, Saskatchewan.....  Canadian Ops.   Office and Warehouse Facility                  Owned
Glendale, Arizona.........  Domestic Core   Office and Warehouse Facility                 Leased
Houston, Texas............  Domestic Core   Office and Warehouse Facility                 Leased
Medina, Ohio..............  Corporate       Corporate Headquarters                         Owned
Medina, Ohio..............  Domestic Core   Office and Warehouse Facility                  Owned
Ocean City, New Jersey....  Domestic Core   Office Facility                               Leased
San Leandro, California...  Domestic Core   Office, Production and Warehouse Facility     Leased
Sand Springs, Oklahoma....  Domestic Core   Office, Production and Warehouse Facility     Leased
Santa Fe Springs,           Domestic Core   Office and Warehouse Facility                 Leased
  California..............
Schaumburg, Illinois......  Domestic Core   Office and Warehouse Facility                 Leased
West Chester,               Domestic Core   Office and Warehouse Facility                 Leased
  Pennsylvania............

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

     On July 25, 2002, a summons and complaint was issued from the Circuit Court for the County of Ingham, Michigan. The action was commenced by Blogett Oil Company, Inc. and other owners and operators of underground storage tanks systems on behalf of themselves and others similarly situated. The complaint relates to the MDEQ regulatory proceeding described immediately above and names both the Company and MDEQ. The plaintiffs seek an unspecified amount of damages in excess of $25,000 from Corrpro. The plaintiffs also seek injunctive relief prohibiting the MDEQ from declaring that underground storage tanks upgraded by the Company do not meet the current requirement for corrosion protection set forth by law. On November 18, 2002, the court issued an order certifying the underlying class. The Michigan Court of Appeals denied the Company's application for leave to appeal the Circuit Court's order certifying the underlying class. The Company is unable at this time to make a determination as to whether an adverse outcome is likely and whether an adverse outcome would have a materially adverse affect on its operations or financial condition.

     During fiscal 2001, the Company discovered that a former employee used an incorrect assessment standard in connection with the evaluation of whether certain underground storage tanks located at as many as 67 sites were eligible for upgrade using cathodic protection. Such evaluations were done using one of the approved assessment methodologies. The tanks at these sites, which are located in five states, were subsequently upgraded using cathodic protection, which arrests corrosion. These tanks are also subject to ongoing leak detection requirements. Based on the Company's review of available information and governmental records, the Company believes that there have not been any releases from the affected tanks as a result of the actions of the former employee. The Company has contacted, and in October and November 2000 met with, officials from the EPA and officials from the corresponding environmental protection agencies of the five states involved to discuss this matter. It is the Company's understanding that none of the states nor the EPA intend to take any enforcement action as a result of the use of the inaccurate standard by the former employee. The Company is currently working with the states and the EPA to develop and implement field investigation procedures to assess the current status of the affected sites. Based on currently available information, the Company does not believe that the cost of field investigation procedures for this matter will have a material effect on the future operations, financial position or cash flows of the Company.

     The Company is a defendant in a purported class action suit filed on June 24, 2002, in the United States District Court, Northern District of Ohio, Eastern Division. The complaint also names certain former and current officers and directors of the Company as defendants. The complaint was purportedly filed on behalf of all persons who purchased Corrpro Common Shares during the period April 1, 2000 through March 20, 2002 and alleges violations of the federal securities laws resulting in artificially inflated prices of the Company's Common Shares during the class period. The complaint relates to the Company's announcement that it had discovered accounting irregularities caused by apparent internal misconduct in its Australian subsidiary. The complaint seeks unspecified compensatory damages, fees and expenses on behalf of the putative class. On or about May 27, 2003, the District Court granted, with prejudice, the defendants motions to dismiss the amended and consolidated class action complaint. On June 24, 2003, the plaintiffs filed a notice of appeal to the United States Circuit Court of Appeals for the 6th Circuit from the order of dismissal. The Company is unable at this time to make a determination as to whether an adverse outcome is likely and whether an adverse outcome would have a materially adverse affect on its operations or financial condition.

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

     In January 2003, the Company received a Consolidated Compliance Order and Notice of Potential Penalty from the Louisiana Department of Environmental Quality pursuant to which the department alleges that the Company's foundry operations failed to submit required storm water monitoring information as required by law. The alleged failure relates to periods subsequent to the cessation of the Company's foundry operations. The Company has appealed the matter and the department has agreed to engage an informal resolution of the matter. Based on current available information, the Company does not believe that this matter will have a material effect on the future operations, financial position or cash flows of the Company.

     The Company is subject to other legal proceedings and claims which arise in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2003.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names of all executive officers of the Company as of March 31, 2003 and certain other information relating to their position held with the Company and other business experience.

EXECUTIVE OFFICER                      AGE                  RECENT BUSINESS EXPERIENCE
-----------------                      ---                  --------------------------
Joseph W. Rog........................  63    Chairman of the Board of Directors since June 1993 and
                                             Chief Executive Officer since the Company's formation in
                                             1984. President of the Company since June 1995 and from
                                             January 1984 to June 1993.
Michael K. Baach.....................  48    Executive Vice President since April 1993 and Senior
                                             Vice President from 1992 until April 1993. Prior to
                                             that, Mr. Baach was Vice President of Sales and
                                             Marketing since the Company's formation in 1984.
George A. Gehring, Jr. ..............  59    Executive Vice President since April 1993 and Senior
                                             Vice President from 1991 until April 1993. Prior to
                                             that, Mr. Gehring served as President of Ocean City
                                             Research Corporation, a wholly-owned subsidiary of the
                                             Company, since 1987.
David H. Kroon.......................  53    Executive Vice President since April 1993 and Senior
                                             Vice President from the Company's formation in 1984 to
                                             April 1993.

EXECUTIVE OFFICER                      AGE                  RECENT BUSINESS EXPERIENCE
-----------------                      ---                  --------------------------
Barry W. Schadeck....................  52    Executive Vice President since June 1995 and President
                                             of Corrpro Canada, Inc., a wholly-owned subsidiary of
                                             the Company, since its formation in May 1994. Prior to
                                             that, Mr. Schadeck served as President since April 1993
                                             and Chief Financial Officer since 1979 of Commonwealth
                                             Seager Group, a wholly-owned subsidiary of the Company,
                                             since 1993.
Robert M. Mayer......................  40    Senior Vice President, Chief Financial Officer and
                                             Treasurer since November 2002. Prior to that, Mr. Mayer
                                             served as the Company's Vice President and Corporate
                                             Controller since August 2000, Assistant Treasurer since
                                             January 2002 and Assistant Corporate Controller from
                                             January 1998 until August 2000. Prior to that, Mr. Mayer
                                             was with Premier Farnell PLC, an industrial distributor
                                             of electronic components, most recently as Director of
                                             Finance. Mr. Mayer had prior experience with Ernst &
                                             Young, where he was an Audit Manager.
John D. Moran........................  45    General Counsel since December 1996, Secretary since
                                             January 2002, Senior Vice President since July 2000.
                                             Assistant Secretary from December 1996 to January 2002
                                             and Vice President from October 1998 until July 2000.
                                             Prior to that, Mr. Moran was in-house counsel for Sealy
                                             Corporation, a bedding manufacturer, for 10 years and
                                             served as Secretary. Mr. Moran also has prior experience
                                             with Grant Thornton.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

PRICE RANGE OF COMMON SHARES

     Our Common Shares are listed on the American Stock Exchange ("AMEX") under the symbol "CO." Prior to February 13, 2002, our Common Shares were listed on the New York Stock Exchange ("NYSE") under the symbol "CO."

     The following table sets forth the high and low sale prices for the Common Shares on the AMEX and NYSE for the fiscal periods indicated.

                                                      FISCAL 2003        FISCAL 2002
                                                     -------------   -------------------
                                                     HIGH     LOW    HIGH        LOW
                                                     -----   -----   -----   -----------
First Quarter......................................  $1.80   $1.08   $3.95      $1.20
Second Quarter.....................................   1.15    0.58    2.90       1.80
Third Quarter......................................   0.75    0.38    2.80       1.50
Fourth Quarter.....................................   0.80    0.30    3.15       1.01

     We are required by the stock exchange to maintain certain listing standards and meet certain reporting requirements in order to continue trading and to remain listed on the exchange. The exchange does not use any precise mathematical formula to determine whether a security warrants continual trading on the exchange. Each case is considered on the basis of all relevant facts and circumstances. The exchange has adopted certain guidelines under which it will normally give consideration to suspending dealings in, or removing, a security from listing. The exchange will normally consider suspending dealings in, or removing from the list, securities of a company which does not meet such guidelines. As of March 31, 2003 we did not have a sufficient amount of shareholders' equity to meet the guidelines. If we cannot demonstrate that we will be in compliance within a limited time frame, our Common Shares may not be allowed to trade in the stock exchange, although we would pursue an alternative national trading venue.

HOLDERS OF RECORD

     On June 23, 2003, there were 195 holders of record of our Common Shares.

DIVIDENDS

     We have not paid any cash dividends on our Common Shares. We currently anticipate that we will retain all future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Provisions within our senior secured credit agreement and senior notes facility limit our ability to pay cash dividends.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of March 31, 2003.

                   EQUITY COMPENSATION PLAN INFORMATION TABLE

                                           NUMBER OF SECURITIES   WEIGHTED-AVERAGE    NUMBER OF SECURITIES
                                            TO BE ISSUED UPON      EXERCISE PRICE     REMAINING AVAILABLE
                                               EXERCISE OF         OF OUTSTANDING      FOR ISSUANCE UNDER
                                           OUTSTANDING OPTIONS,   OPTIONS, WARRANTS   EQUITY COMPENSATION
PLAN CATEGORY                              WARRANTS AND RIGHTS       AND RIGHTS             PLANS(1)
-------------                              --------------------   -----------------   --------------------
Equity compensation plans approved by
  shareholders...........................       1,399,027              $3.1258              233,586
Equity compensation plans not approved by
  shareholders(2)........................              --                   --                   --
                                                ---------              -------              -------
Total....................................       1,399,027              $3.1258              233,586
                                                =========              =======              =======

---------------

(1) Includes 46,875 Common Shares available for issuance under the Non-Employee Directors' Stock Option Plan.

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

                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                            2003       2002       2001       2000       1999
                                          --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenues................................  $104,220   $123,058   $120,489   $119,133   $123,061
Operating income (loss)(1)..............     2,825      3,405       (371)     5,046     15,666
Interest expense........................     5,907      5,055      4,401      3,444      2,247
                                          --------   --------   --------   --------   --------
Income (loss) before income taxes from
  continuing operations.................    (3,082)    (1,650)    (4,772)     1,602     13,419
Income tax provision (benefit)(3).......      (331)    10,669       (934)       943      4,813
                                          --------   --------   --------   --------   --------
Income (loss) from continuing
  operations............................    (2,751)   (12,319)    (3,838)       659      8,606
                                          --------   --------   --------   --------   --------
Net income (loss)(2)....................  $(28,825)  $(18,217)  $ (8,281)  $ (2,668)  $  4,251
                                          ========   ========   ========   ========   ========
EARNINGS (LOSS) PER SHARE FROM
  CONTINUING OPERATIONS --
  Basic.................................  $  (0.33)  $  (1.52)  $  (0.50)  $   0.09   $   1.10
  Diluted...............................     (0.33)     (1.52)     (0.50)      0.08       1.05
NET INCOME (LOSS) --
  Basic.................................  $  (3.43)  $  (2.24)  $  (1.07)  $  (0.35)  $   0.54
  Diluted...............................     (3.43)     (2.24)     (1.07)     (0.34)      0.52
OTHER DATA:
Total assets............................  $ 76,983   $109,963   $137,200   $140,864   $146,050
Working Capital, excluding net assets
  held for sale.........................   (28,095)   (40,939)    28,501     28,639     35,569
Net Assets Held for Sale................     7,364     35,783     38,439     43,226     47,631
Total debt..............................    51,241     62,686     68,124     62,150     62,686
Shareholders' equity....................     1,199     23,857     41,518     54,235     58,056

---------------

(1) Includes charges totaling $2,868 in fiscal 2001 and $2,000 in fiscal 2000. See Note 1, Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements for further information.

(2) Includes a cumulative effect of change in accounting principle of $18,238 in fiscal 2003, related to our evaluation of goodwill. See Note 1, Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements for further information.

(3) Includes a valuation allowance of $10,472 in fiscal 2002, related to our deferred tax asset. See Note 1, Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements for further information.

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

CRITICAL ACCOUNTING POLICIES

     The Company's critical accounting policies, including the assumptions and judgments underlying them, are more fully described in "Note 1 -- Summary of Significant Accounting Policies" to the accompanying consolidated financial statements of this Form 10-K. Some of the Company's accounting policies require the application of significant judgment by management in the preparation of the Company's financial statements. In applying these policies, the Company's management uses its best judgment to determine the underlying assumptions that are used in calculating the estimates that affect the reported values on its financial statements. Management bases its estimates and assumptions on historical experience and other factors that the Company considers relevant. Corrpro's critical accounting policies include the following:

  REVENUE RECOGNITION

     The Company records income from construction and engineering contracts under the percentage-of-completion method. Under this method, revenues are recognized in proportion to the ratio of costs incurred to currently estimated total contract costs. Estimated earnings and costs on contracts are subject to revision throughout the terms of the contracts, and any required adjustments are recorded in the periods in which revisions are made. The Company recognizes revenue from product sales upon shipment and transfer of ownership.

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

     Management periodically reviews inventories for excess and obsolete goods based upon a combination of historical and forecasted usage. Additionally, discrete provisions are made when facts and circumstances indicate that particular inventories will not be utilized. If future market conditions are different than those estimated, a change to the valuation of inventory may be required and would be reflected in the period the conditions change.

  ASSET IMPAIRMENT

     The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of any long-lived or intangible asset may warrant revision or that the remaining balance of the asset may not be recoverable. If factors indicate that the long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related asset's net undiscounted cash flows from operations over the remaining life to determine recoverability. The measurement of the impairment would be based on the amount by which the carrying value of the asset exceeds its fair value.

     During fiscal 2003, the Company recorded an impairment charge relating to its Asia Pacific operations totaling $1.6 million based on current market value of these operations and additionally recorded impairment charges totaling $0.9 million based on market value analysis for its European and Middle East operations. The Asia Pacific, European and Middle East operations are all reported as discontinued operations.

     In July 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), were issued by the Financial Accounting Standards Board. SFAS 141 eliminates the pooling-of-interests method for business combinations and requires the use of the purchase method. SFAS 142 changes the accounting for goodwill and indefinite life intangibles from an amortization approach to a non-amortization approach, and require periodic tests for impairment of these assets. Upon the Company's adoption of SFAS 142 on April 1, 2002, the provisions of SFAS 142 required the discontinuance of amortization of goodwill and indefinite life intangibles that had been recorded in connection with previous business combinations. The adoption of SFAS 142 reduced amortization expense approximately $1.7 million for the year ended March 31, 2003 as compared to the year ended March 31, 2002. The Company has completed its impairment testing under SFAS 142 and recorded an impairment loss, as of April 1, 2002, totaling $18.2 million of which $11.8 million related to discontinued operations and $6.4 million related to continuing operations. The loss is being recognized as the cumulative effect of a change in accounting principle. This impairment testing is also done annually in the fourth quarter and such testing resulted in no additional impairment as of March 31, 2003.

  INCOME TAXES

     The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities. The Company recorded a valuation allowance for its net domestic deferred tax assets carryforwards of $10.5 million in the fourth quarter of fiscal 2002. The Company maintained a valuation allowance at March 31, 2003 and intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support the reversal of the remaining reserve. Until such time, except for foreign tax provisions, the Company expects to have no reported tax provision, net of valuation allowance adjustments. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. See Note 5 of Notes to Consolidated Financial Statements of the Company for additional information regarding income taxes.

RESULTS OF OPERATIONS

     In July 2002, the Company's Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. The Company intends to sell non-core business units and use the proceeds to reduce debt. The Company has engaged outside professionals to assist in the disposition of the domestic and international non-core business units. Prior to the quarter ended September 30, 2002, the Company's non-core domestic and international units were reported as the Other Operations and International Operations reporting segments. Effective as of the quarter ended September 30, 2002, the Other Operations and the International Operations reporting segments have been eliminated and the non-core domestic and international units are reported as discontinued operations. Prior-year financial statements have been reclassified to reflect these non-core units as discontinued operations, which are also referred to as "assets and liabilities held for sale."

YEAR ENDED MARCH 31, 2003 COMPARED TO YEAR ENDED MARCH 31, 2002

  REVENUES

     Revenues for fiscal 2003 totaled $104.2 million, compared with $123.1 million for fiscal 2002, a decrease of 15.3%.

     Of the $85.0 million in revenues generated by our Domestic Core Operations, $42.7 million was for corrosion control products and services for fiscal 2003, a decrease from 2002 of 7.8%. The decrease was caused by our decision to close our offices in New Mexico and South America and by lower federal government contracts for coating services.

     Revenues relating to our Canadian Operations segment totaled $19.3 million, compared to $21.3 million in fiscal 2002, a decrease of 9.4%. The decrease is due primarily to lower material and rectifier sales and the closure of our office in Taiwan. The Canadian Operations continue to experience weakness in the energy segment of its business.

  GROSS PROFIT

     On a consolidated basis, gross profit margin (defined as revenues less cost of sales items) for fiscal 2003 totaled $32.6 million (31.3 % of revenues) compared to $35.7 million (29.0% of revenues) for fiscal 2002, a decrease in gross profit dollars of $3.1 million or 8.7%. The higher gross profit as a percent to revenue (a 2.3% increase) can be attributed to our cost containment program under which we attempted to better match our workforce to our job activity level.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative ("S,G&A") expenses for fiscal 2003 totaled $29.8 million (28.6% of revenues), compared with $32.3 million (26.3% of revenues) for fiscal 2002, a decrease of 7.7%. The fiscal 2003 amount of $29.8 million includes severance and consultant expenses totaling $3.4 million. The improvement in S,G&A was brought about by our concerted effort to eliminate non-value added costs throughout the Company. Savings were achieved through head count reductions at all levels, office closures, reduced travel and entertainment and other administrative costs.

  OPERATING INCOME (LOSS)

     Operating income for fiscal 2003 totaled $2.8 million, compared to $3.4 million for fiscal 2002, a decrease of $0.6 million. However, despite a reduction in revenue of $18.9 million from fiscal 2002, our efforts to restructure the Company and reduce our operating costs and expenses kept operating income as a percent to revenue even with fiscal 2002.

  INTEREST EXPENSE

     Interest expense for fiscal 2003 totaled $5.9 million, compared to $5.1 million for fiscal 2002. The increase was related primarily to a provision for yield maintenance of $1.0 million in our Senior Notes. See Note 3, Long-Term Debt, Notes to Consolidated Financial Statements.

  INCOME TAX PROVISION

     We recorded an income tax benefit of $0.3 million for fiscal 2003, compared to an income tax provision of $10.7 million in fiscal 2002. Our effective rate is based on the statutory rates in effect in the countries in which we operate. See Note 5, Income Taxes, Notes to Consolidated Financial Statements included in
Item 8 for a reconciliation of our effective tax rates. Within the fiscal 2002 tax provision is an increase in valuation allowance for our domestic deferred tax asset of $10.5 million.

  LOSS FROM CONTINUING OPERATIONS

     As a result of the foregoing, loss from continuing operations in fiscal 2003 totaled $2.8 million, compared with a loss from continuing operations of $12.3 million in fiscal 2002, a decrease of $9.5 million. The decrease is primarily attributable to the valuation allowance for our deferred tax assets taken in fiscal 2002 and lower operating costs and expenses.

  DISCONTINUED OPERATIONS

     Loss from discontinued operations, net of income taxes totaled $9.9 million for fiscal 2003, compared with a loss from discontinued operations, net of income taxes, of $5.9 million for fiscal 2002. This incremental loss is mainly attributable to currency translation adjustments, pension liability and impairment charges.

     In fiscal 2003 four non-strategic business units were sold for a gain, net of taxes of $2.1 million.

  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

     During fiscal 2003, the Company, with the assistance of independent valuation experts, completed its initial assessment test and concluded that certain of its goodwill was impaired. Effective April 1, 2002, the Company has recognized a transitional impairment charge of $18.2 million as the cumulative effect of a change in accounting principle to reduce the carrying values of certain indefinite lived intangible assets and goodwill to estimated fair values as required by SFAS No. 142. This is a non-cash charge and does not impact compliance with the financial covenants contained in our lender agreements.

  NET LOSS

     The net loss for fiscal 2003 totaled $28.8 million, compared with a net loss of $18.2 million in fiscal 2002. The net loss increase reflects the impact of the change in accounting principle and increased losses from discontinued operations due to currency translation adjustments. Diluted loss per share increased to a loss of $3.43 in fiscal 2003 compared with a loss of $2.24 in fiscal 2002.

YEAR ENDED MARCH 31, 2002 COMPARED TO YEAR ENDED MARCH 31, 2001

  REVENUES

     Revenues for fiscal 2002 totaled $123.1 million, compared with $120.5 million for fiscal 2001, an increase of 2.2%. Fiscal 2002 revenues relating to our Domestic Core Operations segment totaled $101.8 million, compared to $96.2 million in fiscal 2001, an increase of 5.8%. Revenues continued to increase for our coatings services business, which was partially offset by declines in our core cathodic protection business as a result of the sluggish energy-related markets. Revenues from government contract awards totaled approximately $10.0 million during fiscal 2002.

     Revenues relating to our Canadian Operations segment totaled $21.3 million, compared to $24.3 million in fiscal 2002, a decrease of 12.3%. This decrease was primarily due to lower levels of construction and material revenues.

 GROSS PROFIT

     On a consolidated basis, gross profit (defined as revenues less cost of sales items) for fiscal 2002 totaled $35.7 million (29.0% of revenues) compared to $35.2 million (29.2% of revenues) for fiscal 2001, an increase in gross profit dollars of $0.5 million or 1.4%. Included in fiscal 2002 was $1.0 million of expenses for the cessation of certain Mexican foundry operations.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative ("S,G&A") expenses for fiscal 2002 totaled $32.3 million (26.3% of revenues), compared with $35.5 million (29.5% of revenues) for fiscal 2001, a decrease of 9.0%. In fiscal 2001 S,G&A expenses included $1.9 million for the disposition of a small non-core business unit, the consolidation of district offices, severance pay and other costs associated with the Company's cost reduction programs and expenses accrued in connection with state regulatory proceedings and anti-trust litigation involving the Company. See "Item
3 -- Legal Proceedings" for a discussion of the ongoing regulatory and litigation matters.

 OPERATING INCOME (LOSS)

     Operating income for fiscal 2002 totaled $3.4 million, compared to an operating loss of $0.4 million during fiscal 2001, an increase of $3.8 million. The increase is the result of a number of cost reduction programs we implemented in the latter part of fiscal 2001 and our continuing efforts to reduce our S,G&A expenses.

 INTEREST EXPENSE

     Interest expense for fiscal 2002 totaled $5.1 million compared to $4.4 million in fiscal 2001. The decrease in debt year-over-year was offset by increased interest rates in the latter fiscal year.

 INCOME TAX PROVISION

     We recorded an income tax provision of $10.7 million for fiscal 2002, compared to an income tax benefit of $0.9 million for fiscal 2001. Within the fiscal 2002 tax provision is an increase in valuation allowance for our domestic deferred tax asset of $10.5 million. Our effective rate is based on the statutory rates in effect in the countries in which we operate. See Note 5, Income Taxes, Notes to Consolidated Financial Statements included in Item 8 for a reconciliation of our effective tax rates.

 LOSS FROM CONTINUING OPERATIONS

     As a result of the foregoing, loss from continuing operations in fiscal 2002 totaled $12.3 million, compared with a loss from continuing operations of $3.8 million in fiscal 2001, a decrease of $8.5 million. The decrease is primarily attributable to the valuation allowance for our deferred tax assets taken in fiscal 2002 which was partially offset by our reduction in S,G&A expense.

 DISCONTINUED OPERATIONS

     Loss from discontinued operations, net of income taxes totaled $5.9 million for fiscal 2002, compared with a loss from discontinued operations of $4.4 million for fiscal 2001. The fiscal 2002 loss included a loss on investment in our Australian subsidiary of $2.5 million.

 NET LOSS

     As a result of the foregoing, net loss for fiscal 2002 totaled $18.2 million, compared with a net loss of $8.3 million in fiscal 2001, an increase of $9.9 million. The increase is primarily attributable to the valuation allowance for our deferred tax assets taken in fiscal 2002 which was partially offset by our reduction in S, G&A. Diluted loss per share increased to a loss of $2.24 in fiscal 2002 compared with a loss of $1.07 in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003, we had working capital deficit of $28.1 million, compared to a deficit of $40.9 million at March 31, 2002, an improvement of $12.8 million. This improvement in working capital is due to a $6.2 million note receivable related to the disposition of a non-strategic business unit and our reduction in debt.

     During fiscal 2003, cash provided by operating activities totaled $0.2 million, compared to $9.4 million in fiscal 2002. Cash provided by investing activities totaled $0.2 million during fiscal 2003, which included $0.3 million for capital expenditures that were offset by $0.5 million of proceeds from the disposal of capital assets; while cash used by investing activities totaled $0.1 million during fiscal 2002, which included

$0.6 million for capital expenditures partially offset by $0.5 million of proceeds from the disposal of capital assets. Cash used by financing activities totaled $11.5 million, substantially all of which was used to pay down debt during fiscal 2003 compared to $5.3 million that was also used to pay down debt during fiscal 2002.

     In March 1999, the Company entered into an $80 million revolving credit facility that expires on July 31, 2003 (the "Revolving Credit Facility"). Initial borrowings were used to repay existing domestic bank indebtedness. Through a series of subsequent amendments, including an amendment executed by the Company on September 23, 2002 ("September 2002 Amendment") the size of the Revolving Credit Facility was reduced to $37.5 million. In addition, the September 2002 Amendment provides that any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44%, respectively. Any net asset disposition payments to reduce the Revolving Credit Facility will result in a proportionate reduction in the lender's commitments in the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are further limited to borrowing base amounts as defined. The September 2002 Amendment provides for interest on borrowings at prime plus 5.00%. In addition, the September 2002 Amendment requires the Company to pay a facility fee of 1.00% on the commitment amount. The Company executed another amendment on November 1, 2002 (the "Seventh Amendment") which contained additional provisions for the improvement period and also reset the net worth covenant. The Company also executed an amendment on February 10, 2003 (the "Eighth Amendment") to modify certain terms and conditions under which facility letters of credit may be issued.

     In connection with the September 2002 Amendment, the Revolving Credit Facility lender group received a warrant ("Revolving Credit Facility Warrant") to purchase 467,000 of the Company's Common Shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Revolving Credit Facility Warrant can be reduced up to 50% if the Company partially pays the Revolving Credit Facility principal amount prior to July 31, 2003 or by up to 10% if targeted asset dispositions are completed and the proceeds are used to paydown the debt levels but this is highly unlikely to be fully utilized by July 31, 2003. Borrowings under the Revolving Credit Facility are secured by the Company's domestic accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate as well as certain assets in Canada. The Company also has pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The Revolving Credit Facility, as amended, requires the Company to maintain certain financial ratios and places limitations on the Company's ability to pay cash dividends, incur additional indebtedness and make investments, including acquisitions. The Company was not in compliance with its net worth covenant and its operating income before depreciation and amortization financial covenant of the Revolving Credit Facility as of March 31, 2003 and there can be no assurance that the Company will receive a waiver for these violations. At March 31, 2003, the Company had $22.2 million outstanding under the Revolving Credit Facility. Total availability under the Revolving Credit Facility at March 31, 2003 was approximately $1.6 million, after giving consideration to the borrowing base limitations under, the Revolving Credit Facility but this availability can be revoked at any time due to the debt covenant violations.

     Due to the fact that the Company's Revolving Credit Facility expires on July 31, 2003, it will be necessary for the Company to amend this Revolving Credit Facility to extend the expiration date. If the Company is unable to negotiate an amendment to the Revolving Credit Facility, it will be necessary for the Company to refinance or repay this debt. The Company cannot assure that it will be able to accomplish such a transaction on terms acceptable to the Company or at all. Failure to do so would have a material adverse effect on the Company's liquidity and financial condition and could result in the Company's inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

     In January 1998, the Company issued, through a private placement, $30 million of Senior Notes due 2008 (the "Senior Notes"). The Senior Notes, as amended, bear interest at 11.35% until July 31, 2003 and 11.85% on and after July 31, 2003. In addition, the agreement relating to the Senior Notes, as amended, provides for an additional fee of 1.00% per annum on the outstanding principal amount of the Senior Notes. In connection with the September 2002 Amendment, the Senior Notes lender received a warrant ("Senior Notes Warrant") to purchase 467,000 of the Company's Common Shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Senior Notes Warrant can be reduced up to 50% to the extent the Company partially pays the Revolving Credit Facility principal and the Senior Notes principal prior to July 31, 2003 or by up to 10% if targeted asset dispositions are completed and the proceeds are used to paydown the debt levels but this is highly unlikely to be fully utilized by July 31, 2003. The Senior Notes, as amended, require a principal payment of $7.6 million by July 31, 2003 and monthly principal payments of $0.4 million commencing on August 15, 2003 ("Notes Principal Repayments") and are secured equally and ratably with debt under the Revolving Credit Facility. In addition, the Senior Notes provide that any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44%, respectively. Any such additional payments used to reduce the Senior Notes will result in an equal reduction in the Notes Principal Repayments. The Company cannot assure that it will be able to make Notes Principal Repayments when due. Failure to do so would result in a default under the Senior Notes, in which case, the Senior Notes lender could pursue its remedies for default, including acceleration of principal, which would have a material adverse effect on the Company's liquidity and financial condition and could result in the Company's inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

     Within the Prudential Senior Notes Agreement is a yield maintenance amount provision which ensures that the lender is paid the entire interest amount of the note. The make-whole provision states that the Notes shall be subject to prepayment, in whole at any time or from time to time in part, at the option of the Company, at 100% of the principal amount so prepaid plus interest thereon to the prepayment date and the yield maintenance amount, if any, with respect to each Note. Any partial prepayment of the Notes which meets certain criteria shall be applied against the principal amount of the Notes scheduled to become due in the inverse order of maturity thereof. Fiscal 2003 results include an interest charge of approximately $1.0 million relating to the yield maintenance amount provisions of our Senior Notes agreement. The yield maintenance amount provisions apply to certain optional prepayments of principle under the Senior Notes. The Company does not agree with and is disputing the Note holder's interpretation that certain payments from the proceeds of sales of certain non-core and international business assets made during and after fiscal 2003 are subject to the yield maintenance amount provisions. Further information about the yield maintenance amount provisions is included in Note 3, Long-Term Debt, Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

     During fiscal 2003, four non-strategic business units were sold. These dispositions included Rohrback Cosasco Systems, Bass Trigon Software and two smaller international offices. The proceeds from these dispositions were used to pay down debt. For further information about our discontinued operations see
Note 2, Assets and Liabilities Held for Sale, Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

     The Company is required to maintain certain financial ratios under the Senior Notes. The Company was not in compliance with the financial covenants under the Senior Notes as of March 31, 2003 and there can be no assurance that the Company will receive a waiver for these violations.

     The Company is negotiating agreements with its lenders to amend the current Revolving Credit Facility and Senior Note agreements and to address existing violations. In addition to other terms and conditions, we expect to incur interest rates on borrowings under the Revolving Credit Facility at a higher applicable margin than under its existing provisions. We also intend to seek during fiscal 2004 other financing to retire the Senior Notes and Revolving Credit Facility. There can be no assurance however that we will be able to amend the existing agreements or obtain other financing.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the remaining useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. Statement No. 143 is effective for fiscal years beginning after June 15, 2002 (i.e. our fiscal year 2004). The adoption of SFAS No. 143 is not expected to have a material effect on the Company's results of operations or financial position.

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

     In December 2002, SFAS No. 148, "Accounting for Stock-Based
Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123" was issued. SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the effects on reported net income of an entity's method of accounting for stock-based employee compensation. SFAS No. 148 is effective for the Company in its second fiscal quarter of 2003. The Company does not intend to effect a voluntary change in accounting to the fair value method, and accordingly, does not anticipate the adoption of SFAS No. 148 to have a significant impact on the Company's future results of operations or financial position. The Company has adopted the disclosure provisions of SFAS No. 148 as of March 31, 2003.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," and in May 2003 SFAS No. 150 was issued, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." We have not yet determined the impact, if any, on our financial statements of SFAS No. 149 and SFAS No. 150, which are effective in our fiscal year 2004.

     In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others." Interpretation 45 expands on the accounting guidance of Statements No. 5 "Accounting for Contingencies," No. 57 "Related Party Disclosures," and No. 107 "Disclosures about Fair Value of Financial Instruments" and incorporates without change the provisions of Interpretation No. 34 "Disclosure in Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement No. 5" which is being superceded. Interpretation 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time an entity issues a guarantee, the entity must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of an entity's year-end. The disclosure requirements of Interpretation 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Accordingly, the Company adopted the disclosure requirements of Interpretation 45 for the year ended March 31, 2003 and the interpretation in its entirety as of January 1, 2003. The adoption of Interpretation 45 did not have a material impact on the Company's results of operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES

     In the normal course of business, our operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing.

INTEREST RATE RISK

     Our primary interest rate risk exposure results from our Revolving Credit Facility, Senior Notes and various smaller lines of credit that we maintain with foreign banks. If interest rates were to increase 200 basis points (2%) from March 31, 2003 rates, and assuming no changes in debt from the March 31, 2003 levels, the additional annual interest expense would be approximately $1.0 million.

FOREIGN OPERATIONS AND FOREIGN CURRENCY EXCHANGE RISK

     Our foreign subsidiaries generally conduct business in local currencies. During fiscal 2003, the Company recorded a favorable foreign currency translation adjustment of $1.6 million in equity related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the United States dollar in relation to the Canadian dollar. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the affect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays. We have international operations excluding those in Canada that are reported as net assets held for sale in the consolidated balance sheets and these assets can be effected by foreign currency exchange risk that could effect the selling price of these assets. Also during fiscal 2003, discontinued operations recorded charges to selling, general and administrative expenses totaling $3.7 million related to currency translation.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Corrpro Companies, Inc.:

     We have audited the accompanying consolidated balance sheets of Corrpro Companies, Inc. and subsidiaries (Company) as of March 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corrpro Companies, Inc. and subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, at March 31, 2003, the Company has suffered recurring losses from operations and was not in compliance with certain financial covenants contained in its banking agreements. These matters raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     As discussed in note 1, to the accompanying consolidated financial statements, effective April 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP

Cleveland, Ohio
June 20, 2003

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                2003       2002
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  5,514   $  3,959
  Accounts receivable, less allowance for doubtful accounts
    of $531 and $1,779 at March 31, 2003 and 2002,
    respectively............................................    16,809     22,575
  Note receivable...........................................     6,232         --
  Inventories...............................................     7,066      8,469
  Prepaid expenses and other................................     3,713      3,371
  Assets held for sale......................................    14,600     40,936
                                                              --------   --------
    Total current assets....................................    53,934     79,310
                                                              --------   --------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................       443        592
  Buildings and improvements................................     4,897      6,158
  Equipment, furniture and fixtures.........................    15,312     15,030
                                                              --------   --------
                                                                20,652     21,780
  Less accumulated depreciation.............................   (13,969)   (13,389)
                                                              --------   --------
  Property, plant and equipment, net........................     6,683      8,391
                                                              --------   --------
OTHER ASSETS:
  Goodwill, net.............................................    13,343     18,859
  Deferred income taxes.....................................        --         --
  Other assets..............................................     3,023      3,403
                                                              --------   --------
    Total other assets......................................    16,366     22,262
                                                              --------   --------
                                                              $ 76,983   $109,963
                                                              ========   ========
                       LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES:
  Short-term borrowings.....................................  $     61   $     --
  Current portion of long-term debt.........................    50,415     61,668
  Accounts payable..........................................     7,282      8,636
  Accrued liabilities and other.............................     9,671      9,009
  Liabilities held for sale.................................     7,236      5,153
                                                              --------   --------
    Total current liabilities...............................    74,665     84,466
                                                              --------   --------
LONG-TERM DEBT, NET OF CURRENT PORTION......................       765      1,018
DEFERRED INCOME TAXES.......................................       354        622
COMMITMENTS AND CONTINGENCIES...............................        --         --
SHAREHOLDERS' EQUITY:
  Serial Preferred Shares, voting, no par value; 1,000
    shares authorized and unissued..........................        --         --
  Common Shares, voting, no par value, at stated value;
    40,000 shares authorized; 8,538 shares issued in 2003
    and 2002; 8,439 and 8,288 shares outstanding in 2003 and
    2002....................................................     2,276      2,276
  Additional paid-in capital................................    46,560     46,993
  Accumulated earnings (deficit)............................   (45,076)   (16,251)
  Accumulated other comprehensive loss......................    (1,597)    (7,002)
  Common Shares in treasury, at cost; 99 and 250 shares held
    in 2003 and 2002........................................      (964)    (2,159)
                                                              --------   --------
    Total shareholders' equity..............................     1,199     23,857
                                                              --------   --------
                                                              $ 76,983   $109,963
                                                              ========   ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2003       2002       2001
                                                              --------   --------   --------
Revenues....................................................  $104,220   $123,058   $120,489
Operating costs and expenses:
  Cost of sales.............................................    71,607     87,326     85,325
  Selling, general and administrative expenses..............    29,788     32,327     35,535
                                                              --------   --------   --------
Operating income (loss).....................................     2,825      3,405       (371)
Interest expense............................................     5,907      5,055      4,401
                                                              --------   --------   --------
Loss from continuing operations before income taxes.........    (3,082)    (1,650)    (4,772)
Provision (benefit) for income taxes........................      (331)    10,669       (934)
                                                              --------   --------   --------
Loss from continuing operations.............................    (2,751)   (12,319)    (3,838)
Discontinued operations:
  Loss from operations, net of income taxes.................    (9,931)    (5,898)    (4,443)
  Gain on disposals, net of income taxes....................     2,095         --         --
                                                              --------   --------   --------
Loss before Cumulative effect of change in accounting
  principle.................................................   (10,587)   (18,217)    (8,281)
Cumulative effect of change in accounting principle.........   (18,238)        --         --
                                                              --------   --------   --------
Net Loss....................................................  $(28,825)  $(18,217)  $ (8,281)
                                                              ========   ========   ========
Loss per share -- Basic:
  Loss from continuing operations...........................  $  (0.33)  $  (1.52)  $  (0.50)
  Discontinued operations:
  Loss from operations, net of income taxes.................     (1.18)     (0.72)     (0.57)
  Gain on disposal, net of income taxes.....................      0.25         --         --
                                                              --------   --------   --------
Loss before Cumulative effect of change in accounting
  principle.................................................     (1.26)     (2.24)     (1.07)
Cumulative effect of change in accounting principle.........     (2.17)        --         --
                                                              --------   --------   --------
Net Loss....................................................  $  (3.43)  $  (2.24)  $  (1.07)
                                                              ========   ========   ========
Weighted average shares outstanding -- Basic................     8,387      8,119      7,736
                                                              ========   ========   ========
Loss per share -- Diluted:
  Loss from continuing operations...........................  $  (0.33)  $  (1.52)  $  (0.50)
  Discontinued operations:
  Loss from operations, net of income taxes.................     (1.18)     (0.72)     (0.57)
  Gain on disposal, net of income taxes.....................      0.25         --         --
                                                              --------   --------   --------
Loss before Cumulative effect of change in accounting
  principle.................................................     (1.26)     (2.24)     (1.07)
Cumulative effect of change in accounting principle.........     (2.17)        --         --
                                                              --------   --------   --------
Net Loss....................................................  $  (3.43)  $  (2.24)  $  (1.07)
                                                              ========   ========   ========
Weighted average shares outstanding -- Diluted..............     8,387      8,119      7,736
                                                              ========   ========   ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                             ACCUMULATED
                                                                                OTHER        COMMON
                             SERIAL              ADDITIONAL                 COMPREHENSIVE    SHARES
                            PREFERRED   COMMON    PAID-IN     ACCUMULATED      INCOME          IN
                             SHARES     SHARES    CAPITAL      EARNINGS        (LOSS)       TREASURY    TOTAL
                            ---------   ------   ----------   -----------   -------------   --------   -------
March 31, 2000............     $--      $2,276    $51,486      $ 10,247        $(1,699)     $(8,075)   $54,235
  Comprehensive Loss:
    Net loss..............     --          --          --        (8,281)            --           --     (8,281)
    Minimum pension
      liability, net of
      tax of $142.........     --          --          --            --           (366)          --       (366)
    Cumulative translation
      adjustment..........     --          --          --            --         (4,614)          --     (4,614)
                                                                                                       -------
  Total Comprehensive
    Loss..................     --          --          --            --             --           --    (13,261)
  Exercise of 2 stock
    options...............     --          --           4            --             --           --          4
  Issuance of 208 Treasury
    Shares................     --          --      (1,511)           --             --        2,051        540
                               --       ------    -------      --------        -------      -------    -------
March 31, 2001............     --       2,276      49,979         1,966         (6,679)      (6,024)    41,518
  Comprehensive Loss:
    Net loss..............     --          --          --       (18,217)            --           --    (18,217)
    Minimum pension
      liability, net of
      tax of $74..........     --          --          --            --           (132)          --       (132)
    Cumulative translation
      adjustment..........     --          --          --            --           (191)          --       (191)
                                                                                                       -------
  Total Comprehensive
    Loss..................     --          --          --            --             --           --    (18,540)
  Issuance of 391 Treasury
    Shares................     --          --      (2,986)           --             --        3,865        879
                               --       ------    -------      --------        -------      -------    -------
March 31, 2002............     --       2,276      46,993       (16,251)        (7,002)      (2,159)    23,857
  Comprehensive Loss:
    Net loss..............     --          --          --       (28,825)            --           --    (28,825)
    Write-off Translation
      adjustment related
      to Discontinued
      operations..........     --          --          --            --          3,301           --      3,301
    Write-off of minimum
      pension liability
      related to
      Discontinued
      operations..........     --          --          --            --            498           --        498
    Cumulative translation
      adjustment..........     --          --          --            --          1,606           --      1,606
                                                                                                       -------
  Total Comprehensive
    Loss..................     --          --          --            --             --           --    (23,420)
  Issuance of 934 Stock
    Warrants..............     --          --         626            --             --           --        626
  Issuance of 151 Treasury
    Shares................     --          --      (1,059)           --             --        1,195        136
                               --       ------    -------      --------        -------      -------    -------
March 31, 2003............     $--      $2,276    $46,560      $(45,076)       $(1,597)     $  (964)   $ 1,199
                               ==       ======    =======      ========        =======      =======    =======

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                2003       2002      2001
                                                              --------   --------   -------
Cash flows from operating activities:
  Net loss..................................................  $(28,825)  $(18,217)  $(8,281)
  Adjustments to reconcile net loss to net cash provided
     (used) by continuing operations:
     Loss on discontinued operations........................     7,836      5,898     4,443
     Depreciation and amortization..........................     3,027      4,142     4,201
     401K matching contributions in Treasury shares.........       136        841       360
     Deferred income taxes..................................      (344)     6,737    (2,576)
     Loss on sale of assets.................................       (11)       (87)      (82)
     Cumulative effect of change in accounting principle....    18,238         --        --
Changes in operating assets and liabilities, net of effects
  of acquisitions:
  Accounts and notes receivable.............................       176      4,898    (3,417)
  Inventories...............................................     1,752      4,323       625
  Prepaid expenses and other................................      (314)     2,821     2,153
  Other assets..............................................      (698)    (1,174)    1,228
  Accounts payable and accrued expenses.....................      (744)      (832)      699
                                                              --------   --------   -------
          Total adjustments.................................    29,054     27,567     7,634
                                                              --------   --------   -------
          Net cash provided (used) by continuing
            operations......................................       229      9,350      (647)
                                                              --------   --------   -------
Cash flows from investing activities:
  Additions to property, plant and equipment................      (351)      (588)   (1,882)
  Proceeds from disposal of property, plant and equipment...       507        495     1,510
                                                              --------   --------   -------
          Net cash provided (used) by investing
            activities......................................       156        (93)     (372)
                                                              --------   --------   -------
Cash flows from financing activities:
  Net payment under revolving credit facility and lines of
     credit.................................................   (11,534)    (5,362)    6,588
  Net proceeds from issuance of Common Shares...............        --         40       183
                                                              --------   --------   -------
          Net cash provided (used) by financing
            activities......................................   (11,534)    (5,322)    6,771
                                                              --------   --------   -------
Effect of changes in foreign currency exchange rates on
  cash......................................................       154         (5)      (11)
                                                              --------   --------   -------
Cash provided by (used for) discontinued operations.........    12,550     (3,174)   (3,022)
                                                              --------   --------   -------
Net increase in cash........................................     1,555        756     2,719
Cash and cash equivalents at beginning of year..............     3,959      3,203       484
                                                              --------   --------   -------
Cash and cash equivalents at end of year....................  $  5,514   $  3,959   $ 3,203
                                                              ========   ========   =======

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001
                     (In Thousands, Except Per Share Data)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Corrpro Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain fiscal 2002 and 2001 amounts have been reclassified to conform with the fiscal 2003 presentation.

     The Company's operations provide corrosion control engineering and services, systems and equipment to the infrastructure, environmental and energy markets throughout the world.

     In July 2002, the Company's Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. The Company intends to sell non-core business units and use the proceeds to reduce debt. The Company has engaged outside professionals to assist in the disposition of the domestic and international non-core business units. Prior to the quarter ended September 30, 2002, the Company's non-core domestic and international units were reported as the Other Operations and International Operations reporting segments. Effective as of the quarter ended September 30, 2002, the Other Operations and the International Operations reporting segments have been eliminated and the non-core domestic and international units are reported as discontinued operations. Prior-year financial statements have been reclassified to reflect these non-core units as discontinued operations, which are also referred to as "assets and liabilities held for sale."

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less.

  ACCOUNTS RECEIVABLE

     The Company records estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment and specific information such as bankruptcy or liquidity issues of customers. Historically, losses for uncollectible accounts receivable have been within management's estimates. Corrosion control services and products are provided to a large number of customers with no substantial concentration in a particular industry or with an individual customer. The Company performs ongoing credit evaluations of its customers' financial condition.

     Accounts receivable are presented net of allowances for doubtful accounts of $531 and $1,779 at March 31, 2003 and 2002, respectively. Bad debt expense totaled $452, $532 and $813 in fiscal 2003, 2002 and 2001, respectively. Trade receivables written off, net of recoveries of prior years write-offs, totaled $1,700, $873 and $393 in fiscal 2003, 2002 and 2001, respectively.

  INVENTORIES

     Inventories are valued at the lower of cost or market with cost being determined on the first-in, first-out method. Inventories consist of the following at March 31, 2003 and 2002:

                                                               2003     2002
                                                              ------   ------
Component parts and raw materials...........................  $5,005   $5,624
Finished goods..............................................   2,061    2,845
                                                              ------   ------
                                                              $7,066   $8,469
                                                              ======   ======

     Disposals of obsolete inventory, net of proceeds, totaled $149, $183 and $1,728 in fiscal 2003, 2002 and 2001, respectively.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. The cost and accumulated depreciation for property, plant and equipment sold, retired or otherwise disposed of are removed from the accounts and resulting gains or losses are reflected in income.

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

     Depreciation expense totaled $1,937, $2,429 and $2,593 in fiscal 2003, 2002 and 2001, respectively.

  GOODWILL, PATENTS AND OTHER INTANGIBLES

     In June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), were issued by the Financial Accounting Standards Board. SFAS 141 eliminates the pooling-of-interests method for business combinations and requires the use of the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be separated from goodwill.

     In July 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), were issued by the Financial Accounting Standards Board. SFAS 142 changes the accounting for goodwill and indefinite life intangibles from an amortization approach to a non-amortization approach, and require periodic tests for impairment of these assets. Upon the Company's adoption of SFAS 142 on April 1, 2002, the provisions of SFAS 142 required the discontinuance of amortization of goodwill and indefinite life intangibles that had been recorded in connection with previous business combinations. The Company has completed its initial impairment testing as of April 1, 2002 under SFAS 142 and recorded an impairment loss totaling $18,238 of which $11,832 related to discontinued operations and $6,406 related to continuing operations. The loss is being recognized as the cumulative effect of a change in accounting principle. This impairment testing is also done annually in the fourth quarter and such testing indicated no additional impairment as of March 31, 2003.

     The following table reflects the reconciliation of reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization:

                                                                2002       2001
                                                              --------   --------
NET LOSS:
Reported Net Loss...........................................  $(18,217)  $ (8,281)
Add back Goodwill Amortization..............................     1,723      1,668
                                                              --------   --------
Adjusted Net Loss...........................................  $(16,494)  $ (6,613)
                                                              ========   ========
Income (loss) per share -- Basic & Diluted:
  As reported...............................................  $  (2.24)  $  (1.07)
  Adjusted Net Loss.........................................  $  (2.03)  $  (0.85)

     Goodwill balances as of March 31, 2003 totaled $13,343 compared to $18,859 at March 31, 2002. During fiscal 2003, the Company recorded an impairment on its goodwill of $11,832 for discontinued operations and $6,406 for its continuing operations which was offset by Canadian foreign currency translation adjustments.

     In determining the fair value of the reporting units for SFAS 142, the Company uses the income approach, market approach and the allocation of market capitalization as its measures of valuation to periodically review the impairment of goodwill.

     Included in other assets are amortizable assets consisting primarily of patents, trademarks and covenants not to compete. Such assets, with a net book value of $1,083 and $1,279 at March 31, 2003 and 2002, respectively, are amortized on the straight-line method over their estimated useful lives ranging from 4 to 20 years. Amortization expense for such assets totaled $217, $227 and $381 in fiscal 2003, 2002 and 2001, respectively. Amortization expense is anticipated to be approximately $217 for each of the next five fiscal years.

     The Company uses an undiscounted cash flow method to periodically review the net realizable value of other intangible assets and believes that such assets are realizable.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The recorded value of cash and cash equivalents, receivables, payables, accrued liabilities, short-term borrowings and assets and liabilities held for sale approximates fair value because of the short maturity of these instruments. The recorded value of the Company's long-term debt is considered to approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

  REVENUE RECOGNITION

     The Company records income from construction and engineering contracts under the percentage-of-completion method. Under this method, revenues are recognized in proportion to the ratio of costs incurred to currently estimated total contract costs. Estimated earnings and costs on contracts are subject to revision throughout the terms of the contracts and any required adjustments are recorded in the periods in which revisions are made. Accounts receivable includes $1,218 and $1,059 at March 31, 2003 and 2002, respectively, of amounts billed but not paid by customers under retainage provisions of contracts. Prepaid expenses and other includes $1,987 and $2,286 at March 31, 2003 and 2002, respectively, of amounts related to costs and estimated earnings in excess of billings on uncompleted contracts. Accrued liabilities and other includes $477 and $343 at March 31, 2003 and 2002, respectively, of amounts related to billings in excess of costs and estimated earnings on uncompleted contracts. The Company recognizes revenue from product sales upon shipment and transfer of ownership.

  PRODUCT DEVELOPMENT EXPENSES

     Expenditures for product development costs were minimal in fiscal 2003 and 2002 and amounted to approximately $700 in fiscal 2001.

  WARRANTIES

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

     At March 31, 2003, warranty costs were not material to the consolidated financial statements.

  INCOME TAXES

     The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities. The Company recorded a valuation allowance for its net domestic deferred tax assets and net operating loss carryforwards of $10,472 in the fourth quarter of fiscal

2002. The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support the reversal of the remaining reserve. Until such time, except for foreign and state tax provisions, the Company will have no reported tax provision, net of changes in the valuation allowance. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. See Note 5 of Notes to Consolidated Financial Statements of the Company for additional information regarding income taxes.

  EARNINGS PER SHARE

     Basic Earnings Per Share ("EPS") is computed by dividing net income (loss) for the period by the weighted average number of Common Shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of Common Shares and potential shares outstanding for the period. Stock options and warrants are the only potential Common Shares and are considered in the Company's diluted EPS calculation. Potential Common Shares are computed using the treasury stock method. The effect of the 45 and 28 incremental shares stock options in fiscal 2003 and 2002, respectively, have been excluded from dilutive weighted average shares, as the net loss for the year would cause the incremental shares to be antidilutive. Moreover, the effect of the 477 weighted average incremental shares from the issuance of stock warrants in fiscal 2003, respectively, have been excluded from dilutive weighted average shares, as the net loss for the year would cause the incremental shares to be antidilutive.

  COMPREHENSIVE INCOME (LOSS)

     Accumulated other comprehensive income (loss) is reported separately from retained earnings and additional paid-in-capital in the Consolidated Balance Sheets. Items considered to be other comprehensive income (loss) include adjustments made for foreign currency translation (under SFAS No. 52) and pensions (under SFAS No. 87).

     Components of other accumulated comprehensive income (loss) consist of the following:

                                                              MARCH 31,   MARCH 31,
                                                                2003        2002
                                                              ---------   ---------
Translation adjustment......................................   $(1,597)    $(6,504)
Pensions....................................................        --        (498)
                                                               -------     -------
Ending Balance..............................................   $(1,597)    $(7,002)
                                                               =======     =======

     Components of comprehensive income (loss) consist of the following:

                                                              TWELVE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Net loss....................................................  $(28,825)  $(18,217)
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustment......................................     1,606       (191)
Pensions....................................................        --       (132)
Write-off translation adjustment related to discontinued
  operations................................................     3,301         --
Write-off pensions related to discontinued operations.......       498         --
                                                              --------   --------
Total comprehensive loss....................................  $(23,420)  $(18,540)
                                                              ========   ========

  FOREIGN CURRENCY TRANSLATION

     The functional currency of each foreign subsidiary is the respective local currency. Assets and liabilities are translated at the year-end exchange rates and revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are recorded as a component of shareholders' equity in other comprehensive income (loss). The Company's foreign assets held for sale are effected by currency fluctuations. For discontinued operations, the effects of foreign currency translations have been reflected in the statement of operations.

  FINANCIAL STATEMENT ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from these estimates.

  STOCK-BASED COMPENSATION

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" in that it requires additional disclosures about our stock-based compensation plans. SFAS No. 148 is effective for periods beginning after December 15, 2002. We account for our stock-based compensation plans using the intrinsic value method of recognition and measurement principles under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We adopted the disclosure-only provisions of SFAS No. 123. Assuming that we had accounted for our stock-based compensation programs using the fair value method promulgated by SFAS No. 123, proforma loss and loss per share would have been as follows (for the fiscal years ended):

                                                          2003       2002      2001
                                                         -------   --------   -------
Loss from continuing operations:
  As reported..........................................  $(2,751)  $(12,319)  $(3,838)
  Pro forma............................................   (3,007)   (12,498)   (4,245)
Loss from continuing operations per share -- Basic:
  As reported..........................................  $ (0.33)  $  (1.52)  $ (0.50)
  Pro forma............................................    (0.36)     (1.54)    (0.55)
Loss from continuing operations per share -- Diluted:
  As reported..........................................  $ (0.33)  $  (1.52)  $ (0.50)
  Pro forma............................................    (0.36)     (1.54)    (0.55)

     All options were granted at an exercise price equal to the market price of the Company's Common Stock at the date of the grant. The weighted-average fair value price at the date of grant for options granted during fiscal 2003, 2002 and 2001 was $0.32, $3.70 and $3.75 per option, respectively. For purposes of this pro forma, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The significant assumptions used were risk-free interest rates ranging from 3.3% to 6.5%, expected volatility of 142.0% for 2003, 113.5% for 2002 and 46.5% for 2001, an expected life of 10 years and no expected dividends.

2.  ASSETS AND LIABILITIES HELD FOR SALE

     In July 2002, the Company's Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. The Company intends to sell non-core business units and use the proceeds to reduce debt. The Company has engaged outside professionals to assist in the disposition of the domestic and international non-core business units. Prior to the quarter ended September 30, 2002, the Company's non-core domestic and international units were reported as the Other Operations and International Operations reporting segments. Effective for the quarter ended September 30, 2002, the Other Operations and the International Operations reporting segments have been eliminated and the non-core domestic and international units are reported as discontinued operations. Prior-year financial statements have been reclassified to reflect these non-core units as discontinued operations, which are also referred to as "assets and liabilities held for sale."

     Assets and liabilities held for sale consisted of the following at March
31,

                                                               2003      2002
                                                              -------   -------
Cash........................................................  $ 2,819   $ 1,796
Accounts Receivable.........................................    6,203    15,291
Inventory...................................................    2,348     6,097
Prepaid Expenses............................................    2,135       365
Property, plant and equipment, net..........................       58     1,851
Goodwill and Other Assets...................................    1,037    15,536
                                                              -------   -------
Assets held for sale........................................  $14,600   $40,936
                                                              =======   =======
Current Liabilities.........................................  $ 7,310   $ 5,151
Deferred Taxes & Minority Interest..........................      (74)        2
                                                              -------   -------
Liabilities held for sale...................................  $ 7,236   $ 5,153
                                                              =======   =======

     Operating gains or losses may be experienced with the disposition of the non-core assets at the time of disposal during implementation of the restructuring plan. Statements of operations for the discontinued operations for the years ended March 31, 2003, 2002 and 2001 are shown below.

                                                          FOR THE TWELVE MONTHS ENDED
                                                                   MARCH 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
Revenues................................................  $40,309   $49,133   $43,448
Operating cost and expenses:
Cost of sales...........................................   26,817    34,708    31,409
Selling, general & administrative expenses..............   20,919    17,435    13,625
                                                          -------   -------   -------
Operating loss..........................................   (7,427)   (3,010)   (1,586)
Gain on disposal........................................   (2,095)       --        --
Interest expense........................................    2,455     2,298     2,354
                                                          -------   -------   -------
Loss from discontinued operations before income taxes...   (7,787)   (5,308)   (3,940)
Provision for income taxes..............................       49       590       503
                                                          -------   -------   -------
Loss from discontinued operations.......................  $(7,836)  $(5,898)  $(4,443)
                                                          =======   =======   =======

     The Company allocated interest to discontinued operations of $2,455, $2,298 and $2,354 for fiscal 2003, 2002 and 2001, respectively, based on estimated proceeds from the discontinued operations dispositions that will be used to pay down the Revolving Credit Facility and Senior Notes (see Note 3 -- Long-Term
Debt). The interest rate used to calculate the interest expense allocated was the weighted average interest rate of the Revolving Credit Facility and Senior Notes.

     During fiscal 2003, the Company disposed of four non-strategic business units. First, in March 2003, the Company sold its Bass Trigon Software division for $3,150 and recognized a gain of $194. Also, in March 2003, the Company recorded a note receivable for $6,232, of which the Company has collected $5,932 on April 2, 2003, for its Rohrback Cosasco Systems division and recognized a gain of $1,809. The Company also disposed of two smaller international offices with a net gain of $92 during fiscal 2003. The net proceeds from dispositions were used to pay down debt.

     During fiscal 2003, the Company recorded an impairment charge relating to its Asia Pacific operations totaling $1,575 based on current market value of these operations and additionally recorded impairment charges totaling $900 based on market value analysis for its European operations and its Middle East operations. Also during fiscal 2003, discontinued operations recorded charges to selling, general and administrative expenses totaling $3,661 related to currency translation.

3.  LONG-TERM DEBT:

     Long-term debt at March 31, 2003 and 2002 consisted of the following:

                                                               2003      2002
                                                              -------   -------
Senior Notes, due 2008......................................  $26,824   $28,286
Revolving Credit Facility...................................   22,192    32,045
Other.......................................................    2,225     2,355
                                                              -------   -------
                                                               51,241    62,686
Less: current portion.......................................   50,476    61,668
                                                              -------   -------
                                                              $   765   $ 1,018
                                                              =======   =======

     In March 1999, the Company entered into an $80 million revolving credit facility that expires on July 31, 2003 (the "Revolving Credit Facility"). Initial borrowings were used to repay existing domestic bank indebtedness. Through a series of subsequent amendments, including an amendment executed by the Company on September 23, 2002 ("September 2002 Amendment"), the size of the Revolving Credit Facility was reduced to $37.5 million. In addition, the September 2002 Amendment provides that any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44%, respectively. Any net asset disposition payments to reduce the Revolving Credit Facility will result in a proportionate reduction in the lender's commitments in the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are further limited to borrowing base amounts as defined. The September 2002 Amendment provides for interest on borrowings at prime plus 5.00%. In addition, the September 2002 Amendment requires the Company to pay a facility fee of 1.00% on the commitment amount. The Company executed another amendment on November 1, 2002 (the "Seventh Amendment") which contained additional provisions for the improvement period and also reset the net worth covenant. The Company also executed an amendment on February 10, 2003 (the "Eighth Amendment") to modify certain terms and conditions under which facility letters of credit may be issued.

     In connection with the September 2002 Amendment, the Revolving Credit Facility lender group received a warrant ("Revolving Credit Facility Warrant") to purchase 467 of the Company's Common Shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Revolving Credit Facility Warrant can be reduced up to 50% if the Company partially pays the Revolving Credit Facility principal amount prior to July 31, 2003 or by up to 10% if targeted asset dispositions are completed and the proceeds are used to paydown the debt levels but this is highly unlikely to be fully utilized by July 31, 2003. Borrowings under the Revolving Credit Facility are secured by the Company's domestic accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate as well as certain assets in Canada. The Company also has pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The Revolving Credit Facility, as amended, requires the Company to maintain certain financial ratios and places limitations on the Company's ability to pay cash dividends, incur additional indebtedness and make investments, including acquisitions. The Company was not in compliance with its net worth covenant and its operating income before depreciation and amortization financial covenant of the Revolving Credit Facility as of March 31, 2003 and there can be no assurance that the Company will receive a waiver for these violations. At March 31, 2003, the Company had $22,192 outstanding under the Revolving Credit Facility. Total availability under the Revolving Credit Facility at March 31, 2003 was approximately $1,552, after giving consideration to the borrowing base limitations, under the Revolving Credit Facility but this availability can be revoked at any time due to the debt covenant violations.

     Due to the fact that the Company's Revolving Credit Facility expires on July 31, 2003, it will be necessary for the Company to amend this Revolving Credit Facility to extend the expiration date. If the Company is unable to negotiate an amendment to the Revolving Credit Facility, it will be necessary for the Company to refinance or repay this debt. The Company cannot assure that it will be able to accomplish such a transaction on terms acceptable to the Company or at all. Failure to do so would have a material adverse effect on the Company's liquidity and financial condition and could result in the Company's inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

     The weighted average interest rate on borrowings under the Revolving Credit Facility was 9.5%, 9.2% and 9.6% during fiscal 2003, 2002 and 2001, respectively.

     In January 1998, the Company issued, through a private placement, $30 million of Senior Notes due 2008 (the "Senior Notes"). The Senior Notes, as amended, bear interest at 11.35% until July 31, 2003 and 11.85% on and after July 31, 2003. In addition, the agreement relating to the Senior Notes, as amended, provides for an additional fee of 1.00% per annum on the outstanding principal amount of the Senior Notes. In connection with the September 2002 Amendment, the Senior Notes lender received a warrant ("Senior Notes Warrant") to purchase 467 of the Company's Common Shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Senior Notes Warrant can be reduced up to 50% to the extent the Company partially pays the Revolving Credit Facility principal and the Senior Notes principal prior to July 31, 2003 or by up to 10% if targeted asset dispositions are completed and the proceeds are used to paydown the debt levels but this is highly unlikely to be fully utilized by July 31, 2003. The Senior Notes, as amended, require a principal payment of $7,561 by July 31, 2003 and monthly principal payments of $384 commencing on August 15, 2003 ("Notes Principal Repayments") and are secured equally and ratably with debt under the Revolving Credit Facility. In addition, the Senior Notes provide that any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44%, respectively. Any such additional payments used to reduce the Senior Notes will result in an equal reduction in the Notes Principal Repayments. The Company cannot assure that it will be able to make Notes Principal Repayments when due. Failure to do so would result in a default under the Senior Notes, in which case, the Senior Notes lender could pursue its remedies for default, including acceleration of principal, which would have a material adverse effect on the Company's liquidity and financial condition and could result in the Company's inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

     Within the Prudential Senior Notes Agreement is a yield maintenance amount provision which ensures that the lender is paid the entire interest amount of the note. The make-whole provision states that the Notes shall be subject to prepayment, in whole at any time or from time to time in part, at the option of the Company, at 100% of the principal amount so prepaid plus interest thereon to the prepayment date and the yield maintenance amount, if any, with respect to each Note. Any partial prepayment of the Notes which meets certain criteria shall be applied against the principal amount of the Notes scheduled to become due in the inverse order of maturity thereof. Fiscal 2003 results include an interest charge of approximately $1,045 relating to the yield maintenance amount provisions of our Senior Notes agreement. The yield maintenance amount provisions apply to certain optional prepayments of principle under the Senior Notes. The Company does not agree with and is disputing the Note holder's interpretation that certain payments from the proceeds of sales of certain non-core and international business assets made during and after fiscal 2003 are subject to the yield maintenance amount provisions.

     The Company is required to maintain certain financial ratios under the Senior Notes. The Company was not in compliance with the financial covenants under the Senior Notes as of March 31, 2003 and there can be no assurance that the Company will receive a waiver for these violations.

     The Company intends to seek, prior to July 31, 2003, other financing to retire the Senior Notes and the Revolving Credit Facility or will seek to get an extension. There can be no assurance, however, that the Company will be able to obtain other financing or if obtained, what the terms and conditions would be.

     The weighted average interest rate on borrowings under the Senior Notes was 11.35%, 9.1% and 9.1% during fiscal 2003, 2002 and 2001, respectively.

     Other long-term debt bears interest at various rates, which was 6.2% at March 31, 2003 and March 31, 2002. The obligations mature at various intervals between 2003 and 2007.

     The Company's long-term debt excluding the Revolving Credit Facility and the Senior Notes, matures as follows: $340 in 2005, $340 in 2006 and $85 in 2007.

     The Company also maintains available lines of credit from various foreign banks which are secured by the assets of certain foreign subsidiaries. Short-term borrowings amounted to $61 and $0 at March 31, 2003 and 2002, respectively, under these lines of credit. The interest rate on such borrowings at March 31, 2003 was 5.0%.

     Cash paid for interest totaled $6,090, $6,633 and $5,687 for fiscal year 2003, 2002 and 2001, respectively. Fiscal 2003 cash paid for interest included facility commitments fees of $336.

     In July 2002, with the assistance of strategic financial advisors, the Company developed a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt through restructuring, consolidation and divestiture of non-core businesses. Operating gains or losses may be experienced with the disposition of assets at the time of disposal during the implementation of the restructuring plan. Operating income improvements combined with debt reductions are expected to result. Implementation efforts are currently underway. As appropriate, the Company will report future quarterly and annual results separately for continuing operations and for discontinued operations.

     The Company has retained an investment banking firm to assist in its efforts to recapitalize its balance sheet and refinance its currently outstanding Senior Notes and Revolving Credit Facility. The refinancing process is ongoing and the Company is currently having discussions with various parties in order to effect a refinancing transaction. There can be no assurance, however, that the Company will be able to obtain other financing or as to the terms and conditions under which such financing may be available.

     The Company is currently in default of certain financial ratios required to be maintained under it Senior Note and Revolving Credit Facility agreements. In addition, the Revolving Credit Facility is scheduled to expire on July 31, 2003 and the Company is required to make a $7.6 million principal payment on the Senior Notes by July 31, 2003. The Company is also, at the current time, not able to provide any assurances regarding its ability to make the $7.6 million Senior Note principal payment that is due on July 31, 2003. Further information about our Long-Term Debt is included in Note 3, Long-Term Debt, Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

     The Company has had preliminary discussions with its lenders regarding an amendment to the Revolving Credit Facility which would, among other things, extend the maturity date of the Revolving Credit Facility beyond July 31, 2003. The Company intends to continue its efforts to obtain such an amendment, however, there can be no assurances that the Company will be able to negotiate such an amendment at all or under terms and conditions acceptable to it.

     Until such time when the Company is able to refinance the Senior Notes and Revolving Credit Facility it will attempt to negotiate arrangement with its lenders to, among other things, waive the covenant violations under the Senior Notes and Revolving Credit Facility agreement, extend the maturity of the Revolving Credit Facility beyond July 31, 2003 and defer the principal payments due under the Senior Notes. If the Company is not able to negotiate mutually acceptable arrangements with its existing lenders, events could occur that would have a material adverse effect on the Company's liquidity and financial condition and could result in its inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

4.  LEASES:

     The Company leases certain office and warehouse space and equipment under operating leases which expire at various dates through 2012. Future minimum rental payments under long-term lease agreements are as follows: $2,291 in 2004, $1,703 in 2005, $1,139 in 2006, $629 in 2007, $375 in 2008 and $575 after 2009 with a cumulative total of $6,712. In addition, the Company rents other properties on a month-to-month basis.

     Total rental expense was $4,685, $3,819 and $3,393 for fiscal 2003, 2002 and 2001, respectively.

5.  INCOME TAXES:

     Components of income (loss) from continuing operations before income taxes as follows:

                                                           2003      2002      2001
                                                          -------   -------   -------
United States...........................................  $(4,633)  $(3,294)  $(7,542)
Foreign.................................................    1,551     1,644     2,770
                                                          -------   -------   -------
                                                          $(3,082)  $(1,650)  $(4,772)
                                                          =======   =======   =======

     Components of the provision for income taxes for continuing operations by jurisdiction follow:

                                                            2003     2002      2001
                                                            -----   -------   -------
Current
  Federal.................................................  $  --   $    --   $   333
  State and local.........................................    120        --        11
  Foreign.................................................     79     1,132     1,225
                                                            -----   -------   -------
                                                              199     1,132     1,569
Deferred
  Federal.................................................     --     9,351    (2,502)
     State and local......................................     --       (56)     (508)
     Foreign..............................................   (530)      242       507
                                                            -----   -------   -------
                                                             (530)    9,537    (2,503)
                                                            -----   -------   -------
                                                            $(331)  $10,669   $  (934)
                                                            =====   =======   =======

     Differences between the statutory United States federal income tax rate (34%) and the effective income tax rate for continuing operations are as follows:

                                                           2003      2002      2001
                                                          -------   -------   -------
Federal income tax provision (benefit) at statutory
  rate..................................................  $(1,048)  $  (561)  $(1,622)
State income taxes, net.................................       78       (36)     (323)
Foreign tax rate differential...........................      146       725       698
Meals and entertainment.................................      169       178       195
Valuation allowance.....................................      364    10,472        --
Other...................................................      (40)     (109)      118
                                                          -------   -------   -------
Effective income tax....................................  $  (331)  $10,669   $  (934)
                                                          =======   =======   =======

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following at March 31, 2003 and 2002:

                                                                2003       2002
                                                              --------   --------
DEFERRED TAX ASSETS
  Bad debts.................................................  $    208   $    550
  Other accruals............................................       860      1,118
  Uniform cost capitalization...............................         9         27
  Accrued expenses..........................................       473        648
  Pension and other benefit accruals........................       428        654
  Minimum tax credit........................................       557        557
  Federal net operating loss carryforward...................     7,060      6,665
  State net operating loss carryforwards....................       772        772
  Other.....................................................       835        468
                                                              --------   --------
          Total deferred tax assets.........................    11,202     11,459
DEFERRED TAX LIABILITIES
  Property, plant and equipment.............................      (353)      (680)
  Other.....................................................      (367)      (929)
                                                              --------   --------
          Total deferred tax liabilities....................      (720)    (1,609)
                                                              --------   --------
  Valuation allowance.......................................   (10,836)   (10,472)
                                                              --------   --------
  Total net deferred taxes..................................  $   (354)  $   (622)
                                                              ========   ========

     In fiscal 2002, the Company recorded a $10,472 charge to establish a valuation allowance for its net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS 109. The Company intends to maintain a full valuation allowance on its net deferred tax assets until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for foreign and state tax provisions, the Company expects to have no reported tax provision, net of changes in the valuation allowance.

     No income tax provisions for United States income tax on approximately $7,722 of undistributed losses of foreign subsidiaries at March 31, 2003 has been made. Determination of the amount of the unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries is not practicable.

     The Company had state net operating loss carryforwards of approximately $14,622 at March 31, 2003. At March 31, 2003, the Company had federal net operating loss carryforwards of $20,550, which expire through 2022. The Company also has federal credit carryforwards of $557 at March 31, 2003 relating to non-expiring alternative minimum tax credits.

     Cash paid for income taxes totaled $371, $1,897 and $2,471 for fiscal 2003, 2002 and 2001, respectively.

6.  EMPLOYEE BENEFIT PLANS:

     One of the Company's discontinued operations has a contributory defined benefit pension plan. Employees of such foreign subsidiary no longer accrue benefits under the plan, however, the Company continues to be obligated to fund prior period benefits. The Company funds the plan in accordance with recommendations from independent actuaries. Pension benefits generally depend on length of service and job grade.

     The following table sets forth the change in benefit obligation, change in plan assets, funded status, Consolidated Balance Sheets presentation, net periodic pension benefit cost and the relevant assumptions for the Company's defined benefit pension plan at March 31:

                                                               2003      2002
                                                              -------   ------
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $ 3,816   $3,651
     Service cost...........................................       --       --
     Interest cost..........................................      249      218
     Assumption change......................................      771       --
     Effects of currency translation........................      398        6
     Benefits paid..........................................      (66)     (59)
                                                              -------   ------
  Benefit obligation at end of year.........................  $ 5,168   $3,816
Change in plan assets
  Fair value of plan assets at beginning of year............  $ 3,034   $2,933
     Employer contributions.................................      193      137
     Benefits paid..........................................      (66)     (59)
     Effects of currency translation........................      319        6
     Investment return......................................     (449)      17
                                                              -------   ------
  Fair value of plan assets at end of year..................  $ 3,031   $3,034
Funded status...............................................  $(2,137)  $ (782)
Amounts recognized in Consolidated Balance Sheets
  Accrued benefit liability (recorded in Discontinued
     Operations)............................................  $(2,137)  $ (782)

                                                              2003    2002    2001
                                                              -----   -----   -----
Net periodic pension benefit cost
  Service cost..............................................  $  --   $  --   $  --
  Interest cost.............................................    247     218     211
  Expected return on assets.................................   (274)   (239)   (256)
  Net amortization and deferral.............................     38      17      --
                                                              -----   -----   -----
Net periodic pension cost...................................  $  11   $  (4)  $ (45)
Weighted-average assumptions as of March 31
  Discount rate.............................................    5.0%    6.0%    6.5%
  Long-term rate of return on plan assets...................    8.0%    8.0%    8.5%
  Rate of increase in compensation level....................    N/A     N/A     N/A

     The Company also maintains the Corrpro Companies, Inc. 401(k) Savings Plan for all eligible employees in the United States under Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make contributions to the plan. In addition, the plan permits matching contributions. Effective October 1, 2000, the Company began matching employee contributions with treasury shares. For fiscal year 2003 and 2002, the Company issued 121 and 375 treasury shares for the Company's matching portion. Total matching contributions in cash and treasury shares totaled $199, $977 and $973 in fiscal 2003, 2002 and 2001, respectively. Effective April 6, 2002, the Company suspended the Company match.

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

 WARRANTS

     During the quarter ended September 30, 2002, the Company issued warrants to the lenders (see Note 3 -- Long-Term Debt) under its Revolving Credit Facility and Senior Notes. The warrant issued to the Revolving Credit Facility lender permits the lender to purchase 467 shares at a purchase price of $0.01 per share, and the warrant issued to the Senior Notes lender permits the lender to purchase 467 shares at a purchase price of $0.01 per share. For purposes of financial reporting, the warrants were valued at $313 each and the aggregate amount of $626 increased paid-in- capital and reduced short-term and long-term debt. The $313 discount per facility will be fully amortized by the Revolving Credit Facility termination date of July 2003, and by the Senior Notes termination date of January 15, 2008. Warrants have been amortized over the life of the debt and current amortization expense for fiscal 2003 totaled $217 and is included in the interest expense in the accompanying consolidated statement of operations.

8.  STOCK PLANS:

     In June 1999, the Company adopted an Employee Stock Purchase Plan under which employees have a systematic long-term investment opportunity to own Company shares. Shareholder approval for such adoption was obtained on July 22, 1999. The Employee stock Purchase Plan has been suspended.

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

     Stock option activity for the Company during fiscal 2003, 2002 and 2001 was as follows:

NUMBER OF SHARES                                          2003       2002       2001
----------------                                         ------     ------     ------
Options outstanding, beginning of year.................   1,303        757      1,107
Granted................................................     270        676        425
Exercised..............................................      --         --         (2)
Expired, canceled or surrendered.......................    (174)      (130)      (773)
                                                         ------     ------     ------
Outstanding, end of year...............................   1,399      1,303        757
                                                         ------     ------     ------
Exercisable, end of year...............................     270        305        444
Available for grant, end of year.......................     248      1,014        891
Price range of options:
  Granted..............................................  $ 0.32 to  $ 1.30 to  $ 3.69 to
                                                         $ 1.15     $ 3.05     $ 4.00
  Exercised............................................     N/A        N/A     $ 1.86
  Options outstanding, end of year.....................  $ 0.32 to  $ 1.30 to  $ 1.86 to
                                                         $13.78     $13.78     $13.78

     Of the options shares outstanding at March 31, 2003, 1,218 shares outstanding were in a price range of $0.32 to $3.75. The remaining 181 options shares outstanding were at a price range from $4.00 to $13.78.

9.  BUSINESS SEGMENTS:

     In July 2002, the Company's Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. The Company intends to sell non-core business units and use the proceeds to reduce debt. The Company has engaged outside professionals to assist in the disposition of the domestic and international non-core business units. Prior to the quarter ended September 30, 2002, the Company's non-core domestic and international units were reported as the Other Operations and International Operations reporting segments. Effective as of the quarter ended September 30, 2002, the Other Operations and the International Operations reporting segments have been eliminated and the non-core domestic and international units are reported as discontinued operations. Prior-year financial statements have been reclassified to reflect these non-core units as discontinued operations, which are also referred to as "assets and liabilities held for sale."

     We have organized our operations into two business segments: Domestic Core Operations and Canadian Operations. Our business segments and a description of the products and services they provide are described below:

     The Company's business segments and a description of the products and services they provide are described below:

     Domestic Core Operations. The Domestic Core Operations segment consists of the Company's operations in the United States and Central and South America, which provide products and services including corrosion control, coatings, pipeline integrity, risk assessment and inspection services. This segment provides corrosion control products and services to a wide-range of customers in a number of industries including: energy, utilities, water and wastewater treatment, chemical and petrochemical, pipelines, defense and municipalities. In addition, this segment provides coatings services to customers in the entertainment, aerospace, transportation, petrochemical and electric power industries, as well as inspection services to customers in the pharmaceutical, chemical and energy industries. Finally, this segment includes a production facility in the United States that assembles and distributes cathodic protection products, such as anodes, primarily to the United States market. The Domestic Core Operations had goodwill totaling $6,397 as March 31, 2003.

     Canadian Operations. The Canadian Operations segment provides corrosion control, pipeline integrity and inspection services to customers in Canada who are primarily in the oil and gas industry. These customers include pipeline operators, petrochemical plants and refineries. The Canadian Operations segment also includes production facilities that assemble products such as anodes and rectifiers. The Canadian Operations had goodwill totaling $6,946 at March 31, 2003.

     Financial information relating to the Company's operations by segment are presented below:

                                                                2003       2002       2001
                                                              --------   --------   --------
Revenue:
  Domestic Core Operations..................................  $ 84,966   $101,781   $ 96,161
  Canadian Operations.......................................    19,254     21,277     24,328
                                                              --------   --------   --------
                                                              $104,220   $123,058   $120,489
                                                              ========   ========   ========
Operating Income (Loss):
  Domestic Core Operations..................................  $ 11,061   $ 13,544   $ 12,483
  Canadian Operations.......................................     3,634      2,850      4,193
  Corporate Related Costs and Other.........................   (11,870)   (12,989)   (17,047)
                                                              --------   --------   --------
                                                              $  2,825   $  3,405   $   (371)
                                                              ========   ========   ========
Total Assets:
  Domestic Core Operations..................................  $ 30,780   $ 45,352
  Canadian Operations.......................................    22,669     21,588
  Corporate Related Assets and Other........................     8,934      2,087
  Assets held for Sale......................................    14,600     40,936
                                                              --------   --------
                                                              $ 76,983   $109,963
                                                              ========   ========
Capital Expenditures:
  Domestic Core Operations..................................  $   (282)  $   (511)  $ (1,317)
  Canadian Operations.......................................       (48)       (77)      (566)
  Corporate Related Capital Expenditures....................       (21)        --         --
                                                              --------   --------   --------
                                                              $   (351)  $   (588)  $ (1,882)
                                                              ========   ========   ========

                                                                2003       2002       2001
                                                              --------   --------   --------
Depreciation and Amortization:
  Domestic Core Operations..................................  $  1,925   $  2,458   $  2,245
  Canadian Operations.......................................       281        677        729
  Corporate Related Depreciation and Amortization...........       821      1,007      1,227
                                                              --------   --------   --------
                                                              $  3,027   $  4,142   $  4,201
                                                              ========   ========   ========

10.  LEGAL MATTERS:

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

     On July 25, 2002, a summons and complaint was issued from the Circuit Court for the County of Ingham, Michigan. The action was commenced by Blogett Oil Company, Inc. and other owners and operators of underground storage tanks systems on behalf of themselves and others similarly situated. The complaint relates to the MDEQ regulatory proceeding described immediately above and names both the Company and MDEQ. The plaintiffs seek an unspecified amount of damages in excess of $25,000 from Corrpro. The plaintiffs also seek injunctive relief prohibiting the MDEQ from declaring that underground storage tanks upgraded by the Company do not meet the current requirement for corrosion protection set forth by law. On November 18, 2002, the court issued an order certifying the underlying class. The Michigan Court of Appeals denied the Company's application for leave to appeal the Circuit Court's order certifying the underlying class. The Company is unable at this time to make a determination as to whether an adverse outcome is likely and whether an adverse outcome would have a materially adverse affect on its operations or financial condition.

     During fiscal 2001, the Company discovered that a former employee used an incorrect assessment standard in connection with the evaluation of whether certain underground storage tanks located at as many as 67 sites were eligible for upgrade using cathodic protection. Such evaluations were done using one of the approved assessment methodologies. The tanks at these sites, which are located in five states, were subsequently upgraded using cathodic protection, which arrests corrosion. These tanks are also subject to ongoing leak detection requirements. Based on the Company's review of available information and governmental records, the Company believes that there have not been any releases from the affected tanks as a result of the actions of the former employee. The Company has contacted, and in October and November 2000 met with, officials from the EPA and officials from the corresponding environmental protection agencies of the five states involved to discuss this matter. It is the Company's understanding that none of the states nor the EPA intend to take any enforcement action as a result of the use of the inaccurate standard by the former employee. The Company is currently working with the states and the EPA to develop and implement field investigation procedures to assess the current status of the affected sites. Based on currently available information, the Company does not believe that the cost of field investigation procedures for this matter will have a material effect on the future operations, financial position or cash flows of the Company.

     The Company is a defendant in a purported class action suit filed on June 24, 2002, in the United States District Court, Northern District of Ohio, Eastern Division. The complaint also names certain former and current officers and directors of the Company as defendants. The complaint was purportedly filed on behalf of all persons who purchased Corrpro Common Shares during the period April 1, 2000 through March 20, 2002 and alleges violations of the federal securities laws resulting in artificially inflated prices of the Company's Common Shares during the class period. The complaint relates to the Company's announcement that it had discovered accounting irregularities caused by apparent internal misconduct in its Australian subsidiary. The complaint seeks unspecified compensatory damages, fees and expenses on behalf of the putative class. On or about May 27, 2003, the District Court granted, with prejudice, the defendants motions to dismiss the amended and consolidated class action complaint. On June 24, 2003, the plaintiffs filed a notice of appeal to the United States Circuit Court of Appeals for the 6th Circuit from the order of dismissal. The Company is unable at this time to make a determination as to whether an adverse outcome is likely and whether an adverse outcome would have a materially adverse affect on its operations or financial condition.

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

     In January 2003, the Company received a Consolidated Compliance Order and Notice of Potential Penalty from the Louisiana Department of Environmental Quality pursuant to which the department alleges that the Company's foundry operations failed to submit required storm water monitoring information as required by law. The alleged failure relates to periods subsequent to the cessation of the Company's foundry operations. The Company has appealed the matter and the department has agreed to engage in informal resolution of the matter. Based on current available information, the Company does not believe that this matter will have a material effect on the future operations, financial position or cash flows of the Company.

     The Company is subject to other legal proceedings and claims which arise in the ordinary course of business.

                       SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The following is a summary of the unaudited quarterly results of operations of the Company for the fiscal years ended March 31, 2003 and 2002. The sum of the quarterly per share figures does not equal annual per share figures due to rounding.

                                                      THREE MONTHS ENDED
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     -----------------------------------------------------
                                     06/30/02(2)   09/30/02(3)   12/31/02   03/31/03(4)(5)    TOTAL
                                     -----------   -----------   --------   --------------   --------
Revenues...........................   $ 26,835       $28,286     $27,766       $21,333       $104,220
Operating income (loss)............        535         1,686       1,958        (1,354)         2,825
Net income (loss) from continuing
  operations.......................       (690)         (221)        192        (2,032)        (2,751)
Net income (loss)..................    (20,686)       (3,357)        449        (5,231)       (28,825)
Earnings (loss) per share -- Basic:
  Income (loss) from continuing
     operations....................   $  (0.08)      $ (0.03)    $  0.02       $ (0.24)      $  (0.33)
  Net income (loss)................      (2.48)        (0.40)       0.05         (0.60)         (3.43)
Weighted average number of
  shares -- Basic..................      8,350         8,403       8,408         8,408          8,387
Earnings (loss) per
  share -- Diluted:
  Income (loss) from continuing
     operations....................   $  (0.08)      $ (0.03)    $  0.02       $ (0.24)      $  (0.33)
  Net income (loss)................      (2.48)        (0.40)       0.05         (0.60)         (3.43)
Weighted average number of
  shares -- Diluted................      8,350         8,403       9,324         8,408          8,387

                                                         THREE MONTHS ENDED
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                            --------------------------------------------
                                            06/30/01   09/30/01   12/31/01   03/31/02(1)    TOTAL
                                            --------   --------   --------   -----------   --------
Revenues..................................  $33,001    $31,099    $33,465     $ 25,493     $123,058
Operating income (loss)...................    1,973      2,297      2,025       (2,890)       3,405
Net income (loss) from continuing
  operations..............................      534        373        702      (13,928)     (12,319)
Net income (loss).........................      266        134         78      (18,163)     (18,217)
Earnings (loss) per share -- Basic:
  Income (loss) from continuing
     operations...........................  $  0.07    $  0.05    $  0.09     $  (1.73)    $  (1.52)
  Net income (loss).......................    (0.03)      0.02       0.01        (2.20)       (2.24)
Weighted average number of shares --
  Basic...................................    7,960      8,073      8,179        8,268        8,119
Earnings (loss) per share -- Diluted:
  Income (loss) from continuing
     operations...........................  $  0.07    $  0.05    $  0.09     $  (1.73)    $  (1.52)
  Net income (loss).......................    (0.03)      0.02       0.01        (2.20)       (2.24)
Weighted average number of
  shares -- Diluted.......................    7,960      8,104      8,199        8,268        8,119

---------------

(1) Included in the fourth quarter of fiscal 2002 was a tax valuation allowance of $10,472

(2) Included in the first quarter of fiscal 2003 was goodwill impairment of $18,238

(3) Included in discontinued operations in the second quarter of fiscal 2003 was an asset impairment charge of $900

(4) Included in discontinued operations in the fourth quarter of fiscal 2003 was a gain on sale of discontinued operations of $2,095

(5) Included in discontinued operations in the fourth quarter of fiscal 2003 was an asset impairment charge of $1,575

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth the names of all the directors of the Company as of March 31, 2003 and certain other information relating to their position with the Company and/or other business experience.

MICHAEL K. BAACH

     Mr. Baach has been a director of Corrpro since August 2000 and an Executive Vice President since April 1993. Mr. Baach was our Vice President of Sales and Marketing from our formation in 1984 until February 1992 when he was elected Senior Vice President. Mr. Baach has over twenty five years of experience in the corrosion control market and has been responsible for Corrpro's marketing and sales activities, manufacturing and international operations. Mr. Baach attended Cuyahoga Community College. Age 48.

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

C. RICHARD LYNHAM

     Mr. Lynham has been a director of Corrpro since June 1992. Since 1992, Mr. Lynham has been the owner and Chief Executive Officer of Harbor Castings, Inc., an investment-casting foundry holding company with wholly-owned subsidiaries in North Canton, Ohio, Piney Flats, Tennessee, and Muskegon, Michigan. From 1984 to 1992, he was Group Vice President, Industrial Ceramics, for Ferro Corporation, a Fortune 500 manufacturer of specialty industrial products. Mr. Lynham is a director of Western Reserve Bancorp, Inc. He holds the degrees of Bachelor of Mechanical Engineering from Cornell University and Master of Business Administration from Harvard University. Age 61.

HARRY W. MILLIS

     Mr. Millis has been a director of Corrpro since February 2002. Mr. Millis has been Managing Director of SM Berger & Company, Inc., an investor relations consulting firm, since January 1999. From April 1991 to January 1999, he was Managing Director for Fundamental Research, Inc., an investment research corporation. Mr. Millis began his financial career at National City Bank, was a general partner in the brokerage firm of Prescott, Ball & Turben, where he also served as Partner in Charge of Institutional Research, and then joined McDonald & Co. as a general partner in 1979. Age 66.

NEAL R. RESTIVO

     Mr. Restivo has been a director since January 2001. Mr. Restivo is currently Vice President -- Operations and Finance and Chief Financial Officer of Weatherchem Corporation, a provider of dispensing and packaging products which he joined in October 2001. From February 2001 until September 2001, Mr. Restivo was Vice President, Chief Financial Officer, Secretary and Treasurer at Grand Eagle, Inc., a motor, transformer and power system repair services company. From October 1995 to January 2001, Mr. Restivo was employed as our Chief Financial Officer, Secretary and Treasurer. He was also elected Senior Vice President in October 1995 and became an Executive Vice President of the Company in March 1998. Mr. Restivo graduated from Miami University, Ohio with the degree of Bachelor of Science, Accountancy. Age 43.

JOSEPH W. ROG

     Mr. Rog has been a director and Corrpro's Chief Executive Officer since our formation in 1984. Mr. Rog became Chairman of the Board in June 1993 and has been President since June 1995. Mr. Rog was also Corrpro's President between January 1984 and June 1993. Mr. Rog has over thirty-five years of industry experience in various technical and management capacities, and particularly in corrosion analysis and the design and implementation of corrosion control systems. He graduated from Kent State University with a Bachelor of Science degree in Geology, and has also completed the Graduate School of Business course at Stanford University. Age 63.

WARREN F. ROGERS

     Dr. Rogers has been a director of Corrpro since July 1996. Dr. Rogers has been President of Warren Rogers Associates, Inc., a Newport, Rhode Island firm which provides underground storage tank management and consulting services, including mathematical and statistical modeling, since 1979. Dr. Rogers also served as a Vice President of the Center for Naval Analysis in Alexandria, Virginia from 1982 to 1989. He earned a Ph.D. in statistics from Stanford University and has an M.S. in Operations Research from the U.S. Naval Post-Graduate School. Age 73.

     Information regarding the executive officers of the Company as of March 31, 2003 is set forth in Part I, Item 4A of this Form 10-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based on a review of reports filed by our directors, executive officers and beneficial holders of 10% or more of our shares, and upon information provided by those persons, all SEC stock ownership reports required to be filed by those reporting persons during fiscal 2003 were timely made except as follows. Certain stock option grants to Messrs. Lynham, Millis, Restivo, and Rogers, which were automatically granted under the 1997 Non-Employee Directors' Stock Option Plan, were not timely reported on Form 4 within the appropriate time period. In addition, certain stock option grants to Messrs. Baach, Gehring, Kroon, Mayer, Moran, and Schadeck were not timely reported on Form 4 within the appropriate time period. Our corporate staff, which coordinates these filings, inadvertently failed to transmit the applicable Forms 4. All such stock option grants were reported on Form 5 for the fiscal year ended March 31, 2003.

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

     In connection with the Audit Committee's investigation of accounting irregularities discovered at Corrpro's Australian subsidiary, the Board approved an arrangement to compensate the Audit Committee members for their time and expenses devoted to the investigation. The Audit Committee members receive their approved standard meeting fee for meetings convened to address the investigation. In addition, Corrpro compensates each Audit Committee member at the rate of $275 per half day and $550 per full day for time (other than time spent in Committee meetings) devoted to the investigation.

STOCK APPRECIATION RIGHTS

     In May 2001, the Board approved the 2001 Non-Employee Directors' Stock Appreciation Rights Plan. Pursuant to the plan, effective May 17, 2001, a one-time grant of vested stock appreciation rights was made to non-employee directors then serving on the Board at an exercise price of $2.10 per share. The stock appreciation rights entitle each eligible director to be paid in cash, subject to the applicable terms and conditions of the grant, on or after May 17, 2006 the amount of appreciation in the fair market value over the exercise price of 10,000 Corrpro Common Shares between May 17, 2001 and May 17, 2006.

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

                  EXECUTIVE COMPENSATION AND OTHER INFORMATION

SUMMARY OF COMPENSATION

     The following table summarizes the compensation we paid our CEO and each of the four other most highly compensated executive officers for fiscal 2003, 2002 and 2001.

                                                                          LONG TERM
                                                                         COMPENSATION
                                                                            AWARDS
NAME AND                   FISCAL                         OTHER ANNUAL      STOCK          ALL OTHER
PRINCIPAL POSITION          YEAR     SALARY    BONUS(3)   COMPENSATION    OPTIONS(2)    COMPENSATION(1)
------------------         ------   --------   --------   ------------   ------------   ---------------
Joseph W. Rog............   2003    $285,000   $     0         0                 0          $  877
  Chairman of the Board,    2002     285,000         0         0           206,250           8,418
  Chief Executive Officer   2001     285,000         0         0            28,000           8,543
  and President
Michael K. Baach.........   2003     180,000         0         0            10,000             554
  Executive Vice
     President,             2002     180,000         0         0            56,250           6,628
  Sales                     2001     180,000         0         0            17,000           6,690
George A. Gehring, Jr....   2003     172,000         0         0            10,000             530
  Executive Vice
     President,             2002     172,000    17,355         0           131,250           6,881
  U.S. Operations           2001     172,000         0         0            17,000           6,865
David H. Kroon...........   2003     170,000         0         0            10,000             523
  Executive Vice
     President,             2002     170,000         0         0            46,875           6,016
  Engineering               2001     170,000         0         0            17,000           6,120
Barry W. Schadeck........   2003     180,000         0         0            10,000               0
  Executive Vice
     President,             2002     180,000         0         0            91,250               0
  President of              2001     180,000         0         0            17,000               0
  Corrpro Canada, Inc.

---------------

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

OPTIONS GRANTED IN LAST FISCAL YEAR

     The following table lists our grants during fiscal 2003 of stock options to the officers named in the Summary Compensation Table. The amounts shown as potential realizable values rely on arbitrarily assumed increases in value required by the SEC. The ultimate value of the options depends on actual future share prices. Market conditions and other factors can influence those future share values, and the amounts shown below are not intended to forecast future appreciation of Corrpro Common Shares.

 INDIVIDUAL GRANTS

                                                                                      POTENTIAL REALIZABLE
                                                                                        VALUE AT ASSUMED
                           NUMBER OF     PERCENT OF                                       ANNUAL RATES
                          SECURITIES       TOTAL       EXERCISE                          OF STOCK PRICE
                          UNDERLYING    OPTIONS/SARS   OR BASE                          APPRECIATION FOR
                          OPTION/SARS    GRANTED TO     PRICE                             OPTION TERM
                            GRANTED     EMPLOYEES IN    ($/SH)                        --------------------
NAME                        (#)(1)      FISCAL YEAR      (2)       EXPIRATION DATE     5% ($)     10% ($)
----                      -----------   ------------   --------   -----------------   --------   ---------
(a)                           (b)           (c)          (d)             (e)            (f)         (g)
---                       -----------   ------------   --------   -----------------   --------   ---------
Joseph W. Rog...........         0          0.0%         $N/A            N/A            $N/A         N/A
Michael K. Baach........    10,000          3.8          0.32     February 26, 2013    2,012       6,000
George A. Gehring,          10,000          3.8          0.32                          2,012       6,000
  Jr....................                                          February 26, 2013
David H. Kroon..........    10,000          3.8          0.32     February 26, 2013    2,012       6,000
Barry W. Schadeck.......    10,000          3.8          0.32     February 26, 2013    2,012       6,000

---------------

(1) The new options are subject to the terms of the applicable options agreement and the provisions of the Corrpro 1997 Long-Term Incentive Plan and become exercisable on February 26, 2010, provided the exercise of such options is subject to acceleration as to one-third of the options granted on the date the price of the Company's shares close for a consecutive 30 day period at an average price equal to or greater than $0.50, at which time the one-third of the options become exercisable, $1.00, at which time two-thirds of the options become exercisable, and $1.50, at which time all options become exercisable. The options also may become exercisable upon a change in control as defined either in the 1997 Long-Term Incentive Plan or the applicable change in control agreements entered into by Corrpro and the named executive officers.

(2) Based on the closing price of the common shares of $0.32 on the American Stock Exchange on February 25, 2003.

 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR/AND FISCAL YEAR END OPTION/SAR VALUES

     The following table shows for the officers named in the summary compensation table above information about their exercise of stock options to purchase common shares during fiscal 2003 and their unexercised stock options to purchase common shares at March 31, 2003.

                        SHARES
                       ACQUIRED                  NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED IN-THE-
                          ON         VALUE          OPTIONS AT FISCAL YEAR-END      MONEY OPTIONS AT FISCAL YEAR-END
NAME                   EXERCISE   REALIZED ($)      EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
----                   --------   ------------   --------------------------------   --------------------------------
Joseph W. Rog........    None         N/A           182,507            96,743            0                 0
Michael K. Baach.....    None         N/A            56,252            45,748            0                800
George A. Gehring,
  Jr.................    None         N/A           103,104            70,746            0                800
David H. Kroon.......    None         N/A            50,002            42,623            0                800
Barry W. Schadeck....    None         N/A            60,836            57,414            0                800

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

     The change in control agreements provide for severance payment, and other benefits without duplication of amounts payable under the executive employment contracts, if certain events occur. Each agreement applies only to the first change in control to occur.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 2003, Joseph W. Rog served as our Chairman of the Board, Chief Executive Officer and President and until November 12, 2002 also served on our Compensation Committee.

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

                           CERTAIN BENEFICIAL OWNERS

                                                              NUMBER OF
NAME                                                          SHARES(1)   PERCENT
----                                                          ---------   -------
Michael K. Baach............................................    147,366     1.6
George A. Gehring, Jr.......................................    110,754     1.2
David H. Kroon..............................................    298,399     3.3
C. Richard Lynham...........................................     24,375       *
Harry Millis................................................     51,100       *
Neal R. Restivo.............................................    115,332     1.3
Joseph W. Rog...............................................    452,386     5.0
Warren F. Rogers............................................     33,375       *
14 Directors and executive officers as a group..............  1,358,548    15.0
JB Capital Partners L.P.(2).................................    617,200     7.3
  23 Berkley Lane
  Rye Brook, New York 10573
T. Rowe Price Associates, Inc(2)............................    650,000     7.7
  100 East Pratt St.
  Baltimore, Maryland 21202
Royce & Associates, Inc.(2).................................    612,575    7.29
  1414 Avenue of the Americas
  New York, New York 10019
Delta Partners LLC(2).......................................    492,168     5.9
  One Financial Center, Suite 1600
  Boston, Massachusetts 02111
Prudential Financial, Inc.(2)...............................    521,290     5.9
  751 Broad St.
  Newark, New Jersey 07102
Dimensional Fund Advisors, Inc.(2)..........................    448,300    5.33
  1299 Ocean Avenue, 11th Floor
  Santa Monica, California 90401

---------------

 *  Less than 1%

(1) The number of shares listed includes shares under currently exercisable stock options and stock options which may become exercisable within 60 days following June 24, 2003. The number of such exercisable stock options for those listed above are: Mr. Baach (56,252 shares); Mr. Gehring (103,104 shares); Mr. Kroon (50,002 shares); Mr. Lynham (22,500 shares); Mr. Millis (1,250 shares); Mr. Restivo (112,500 shares); Mr. Rog (182,507 shares); and Dr. Rogers (13,125 shares); and all directors and executive officers as a group (633,660 shares).

(2) Based upon information contained in the following documents as filed with the SEC:

     - Amendment to Schedule 13G jointly filed by Delta Partners LLC, Charles Jobson and Christopher Argyrople on January 27, 2003. Delta Partners LLC reported that it had shared voting and dispositive power with respect to 492,168 shares. Charles Jobson reported that he had shared voting and dispositive power with respect to 492,168 shares. Christopher Argyrople reported that he had shared voting and dispositive power with respect to 492,168 shares.

     - Schedule 13G filed by T. Rowe Price Associates, Inc. on February 14,
       2003.

     - Amendment to Schedule 13G filed by Royce & Associates LLC on February 4, 2003.

     - Amendment to Schedule 13G filed by Dimensional Fund Advisors, Inc. on February 3, 2003.

     - Schedule 13G filed by Prudential Financial, Inc. on February 7, 2003. Included in the number of shares stated above are 467,290 Warrants which are convertible into common stock at a ratio of 1:1.

     - Amendment to Schedule 13G was jointly filed by JB Capital Partners, L.P. and Alan W. Weber on February 14, 2003. JB Capital Partners, L.P. reported that it had shared voting and dispositive power with respect to 582,200 shares. Alan W. Weber reported that he had sole voting and dispositive power with respect to 35,000 shares and shared voting and dispositive power with respect to 582,200 shares.

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

     Following the commencement of an internal review of its accounting records and procedures and the investigation initiated by the Company's Audit Committee of the Board of Directors in connection with the restatement process (the "Audit Committee Investigation"), the Company initiated a significant restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. The Company intends to sell non-core business units and use the proceeds to reduce debt. These activities, while critical to the successful restructuring of the Company, complicate the Company's ability to assess the overall effectiveness of internal controls.

     Since the inception of the restatement process and Audit Committee Investigation, the Company has made a number of significant changes that strengthened the internal controls over its financial accounting, reporting and disclosure procedures (the "Reporting and Disclosure Procedures"). These changes included, but were not necessarily limited to, (i) communicating clearly and consistently a tone from senior management regarding the proper conduct in these matters, (ii) strengthening the North American financial management organizational reporting chain, (iii) requiring stricter account reconciliation standards, (iv) updating and expanding the distribution of the Company's business conduct questionnaire, (v) requiring quarterly as well as annual business units written representations, (vi) expanding the financial accounting procedures in the current year, (vii) temporarily supplementing the Company's existing staff with additional contractor-based support to collect and analyze the information necessary to prepare the Company's financial statements, related disclosures and other information requirements contained in the Company's SEC periodic reporting until the Company implements changes to the current organization and staffing, (viii) commencing a comprehensive, team-based process to further assess and enhance the efficiency and effectiveness of the Company's financial processes, including support efforts which better integrate current and evolving financial information system initiatives, and addressing any remaining weaknesses, and (ix) establishment of an internal audit function.

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

 (B) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     The Company's Chief Executive Officer and Chief Financial Officer (the "Senior Officers"), with the participation of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a - 14(c) and 15d - 14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on that evaluation, and subject to inherent limitations on the effectiveness of internal controls as described below, the Senior Officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 (C) INHERENT LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

     A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, a control system is subject to implementation based on the cost effectiveness of such controls. Further, because of the inherent limitations in all control systems, including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place. Over time, controls may become inadequate because of changes in conditions, or deterioration of the degree of compliance with the policies or procedures. Due to the inherent limitation of control systems, misstatements due to error or fraud may occur and not be detected. Given such inherent limitations, the Senior Officers and other members of the Company's management, do not expect our disclosure controls or procedures to prevent all possible instances of error and fraud.

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS ARE INCLUDED IN PART II, ITEM 8:

     Report of Independent Accountants

     Consolidated Balance Sheets at March 31, 2003 and 2002

     Consolidated Statements of Operations for the years ended March 31, 2003, 2002 and 2001

     Consolidated Statements of Shareholders' Equity for the years ended March 31, 2003, 2002 and 2001

     Consolidated Statements of Cash Flows for the years ended March 31, 2003, 2002 and 2001

     Notes to Consolidated Financial Statements

(a) (3) INDEX TO EXHIBITS:

 EXHIBIT
   NO.                                EXHIBIT
---------                             -------
      3.1   Amended and Restated Articles of Incorporation of the
            Company.(1)
      3.2   Amended and Restated Code of Regulations of the Company.(2)
      4.1   Specimen certificate for the Common Shares.(3)
      4.2   Amended and Restated Credit Agreement dated as of June 9,
            2000 among Corrpro Companies, Inc., CSI Coating Systems,
            Inc. and the Lenders Party thereto. Other long-term debt
            agreements of the Company, except for Note Purchase
            Agreement, are not filed pursuant to Item 601(b)(4)(iii)(A)
            of Regulation S-K. The Company will furnish copies of any
            such agreements to the Securities and Exchange Commission
            upon its request.(4)
      4.3   First Amendment to Credit Agreement dated October 19, 2000 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI
            Coating Systems, Inc. and the Lenders Party thereto.(12)
      4.4   Letter Agreement dated October 19, 2000 relating to the
            Amended and Restated Credit Agreement dated as of June 9,
            2000 among Corrpro Companies, Inc., CSI Coating Systems,
            Inc. and the Lenders Party thereto.(12)
      4.5   Second Amendment to Credit Agreement dated as of June 29,
            2001 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI
            Coating Systems, Inc. and the Lenders Party thereto.(12)
      4.6   Third Amendment to Credit Agreement dated as of August 10,
            2001 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI
            Coating Systems, Inc. and the Lenders Party thereto.(13)
      4.7   Fourth Amendment to Credit Agreement dated as of November
            12, 2001 relating to the Amended and Restated Credit
            Agreement dated as of June 9, 2000 among Corrpro Companies,
            Inc., CSI Coating Systems, Inc. and the Lenders Party
            thereto.(14)
      4.8   Fifth Amendment to Credit Agreement dated as of February 11,
            2002 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI
            Coating Systems, Inc. and the Lenders Party thereto.(15)
      4.9   Sixth Amendment to Credit Agreement dated as of September
            23, 2002 relating to the Amended and Restated Credit
            Agreement dated as of June 9, 2000 among Corrpro Companies
            Inc., CSI Coating Systems, Inc. and the Lenders party
            thereto.(17)
      4.10  Seventh Amendment to Credit Agreement dated as of November
            1, 2002 relating to the Amended and Restated Credit
            Agreement dated as of June 9, 2000 among Corrpro Companies
            Inc., CSI Coating Systems, Inc. and the Lenders party
            thereto.(18)
      4.11  Eight Amendment to Credit Agreement dated as of February 10,
            2003 relating to the amended and restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI
            Coatings Systems, Inc. and the Lenders party thereto.
      4.12  Note Purchase Agreement dated as of January 21, 1998 by and among the Company and the Purchaser herein.(5)
      4.13  Rights Agreement dated as of July 23, 1997 between the
            Company and Fifth Third Bank, successor Rights Agent.(6)
      4.14  Amendment dated June 9, 2000 to Note Purchase Agreement dated January 21, 1998.(4)
      4.15  Amendment dated October 18, 2000 to Note Purchase Agreement dated January 21, 1998.(12)
      4.16  Letter Agreement dated October 18, 2000 by and between The
            Prudential Insurance Company of America and the Company
            relating to the Note Purchase Agreement dated as of January
            21, 1998.(12)
      4.17  Amendment dated as of June 29, 2001 by and between The
            Prudential Insurance Company of America and the Company
            relating to the Note Purchase Agreement dated as of January
            21, 1998.(12)
      4.18  Common Stock Purchase Warrant issued to Bank One, NA dated as of September 23, 2002.(17)

 EXHIBIT
   NO.                                EXHIBIT
---------                             -------
      4.19  Common Stock Purchase Warrant issued to The Prudential
            Insurance Company of America dated as of September 23,
            2002.(17)
      4.20  Registration Rights Agreement dated as of September 23, 2002 between the Company and Bank One, NA.(17)
      4.21  Registration Rights Agreement dated as of September 23, 2002 between the Company and The Prudential Insurance Company of
            America.(17)
      4.22  Amendment dated as of September 23, 2002 between the Company and The Prudential Insurance Company of America relating to the Note Purchase Agreement dated as of January 21,
            1998.(17)
    *10.1   Corrpro Companies, Inc. 2001 Non-Employees Directors' Stock
            Appreciation Rights Plan and form of Award Agreement.(16)
    *10.2   1997 Long-Term Incentive Plan of Corrpro Companies, Inc.(7)
    *10.3   Amendment to 1997 Long-Term Incentive Plan of Corrpro
            Companies, Inc.(8)
    *10.4   1997 Non-Employee Directors' Stock Option Plan.(7)
     10.5   Corrpro Companies, Inc. Employee Stock Purchase Plan.(9)
    *10.6   December 2000 Stock Option Agreement Surrender form.(12)
    *10.7   Form of Indemnification Agreement for Officers and Directors
            of the Company.(10)
     10.8   Consulting Agreement dated April 1, 1997 by and between
            Commonwealth Seager Holdings Ltd. and Corrtech Consulting
            Group.(11)
    *10.9   Employment Agreement effective November 2, 2000 by and
            between the Company and Joseph W. Rog.(12)
    *10.10  Form of Executive Officer Employment Agreement by and
            between the Company and certain executive officers and
            schedule thereto.(10)
    *10.11  Stock Option Agreement dated as of June 15, 1992 and
            November 15, 1992 by and between the Company and C. Richard
            Lynham, Michael K. Baach, George A. Gehring, Jr., David H.
            Kroon and Joseph W. Rog.(3)
    *10.12  Company Incentive Option Plan as amended.(3)
    *10.13  Company Deferred Compensation Plan.(12)
    *10.14  Consulting Agreement dated January 26, 2001 by and between the Company and Neal R. Restivo.(12)
    *10.15  Form of Change in Control Agreement entered into between the
            Company and certain of its executive officers and schedule thereto.(10)
     21.1   Subsidiaries of the Company.(4)
     23.1   Consent of KPMG LLP.
     99.1   906 Certification CEO
     99.2   906 Certification CFO

---------------

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

(17) Copies of the exhibits filed to which this footnote applies were filed, respectively, as Exhibits 4.1 (Bank One Purchase Warrant), 4.2 (Prudential Purchase Warrant), 4.3 (Bank One Rights Agreement), 4.4 (Prudential Rights Agreement), 10.1 (Sixth Amendment to Credit Agreement) and 10.2 (Prudential Amendment) to the Company's report on Form 10-Q for the quarterly period ended September 30, 2002 and is incorporated herein by reference.

(18) A copy of this exhibit filed as Exhibit 10.1 to the Company's report on Form 10-Q for the quarterly period ended December 31, 2002 and is incorporated herein by reference.

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

                                          CORRPRO COMPANIES, INC.

                                          By:       /s/ JOSEPH W. ROG
                                            ------------------------------------
                                                       Joseph W. Rog
                                            Chairman of the Board of Directors,
                                               President and Chief Executive
                                                           Officer

June 30, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 30, 2003                                                 /s/ JOSEPH W. ROG
                                                ---------------------------------------------
                                                                Joseph W. Rog
                                                     Chairman of the Board of Directors,
                                                    President and Chief Executive Officer
                                                        (Principal Executive Officer)

June 30, 2003                                                /s/ ROBERT M. MAYER
                                                ---------------------------------------------
                                                               Robert M. Mayer
                                                          Senior Vice President and
                                                           Chief Financial Officer
                                                (Principal Financial and Accounting Officer)

June 30, 2003                                               /s/ MICHAEL K. BAACH
                                                ---------------------------------------------
                                                         Michael K. Baach, Director

June 30, 2003                                                /s/ DAVID H. KROON
                                                ---------------------------------------------
                                                          David H. Kroon, Director

June 30, 2003                                               /s/ C. RICHARD LYNHAM
                                                ---------------------------------------------
                                                         C. Richard Lynham, Director

June 30, 2003                                                /s/ HARRY W. MILLIS
                                                ---------------------------------------------
                                                          Harry W. Millis, Director

June 30, 2003                                                /s/ NEAL R. RESTIVO
                                                ---------------------------------------------
                                                          Neal R. Restivo, Director

June 30, 2003                                               /s/ WARREN F. ROGERS
                                                ---------------------------------------------
                                                         Warren F. Rogers, Director

                                 CERTIFICATIONS

I, Joseph W. Rog, certify that:

     1. I have reviewed this annual report on Form 10-K of CORRPRO COMPANIES, INC.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /s/ JOSEPH W. ROG
                                          --------------------------------------
                                                      Joseph W. Rog
                                             Chairman of the Board, President
                                               and Chief Executive Officer

Dated: June 30, 2003

I, Robert M. Mayer, certify that:

     1. I have reviewed this annual report on Form 10-K of CORRPRO COMPANIES, INC.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ ROBERT M. MAYER
                                          --------------------------------------
                                                     Robert M. Mayer
                                          Senior Vice President, Chief Financial
                                                         Officer

Dated: June 30, 2003