Form 10-Q
period 2003-06-30
CORRPRO COMPANIES INC /OH/
filed 2003-08-14
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                 ----------------------------------------------

                                    FORM 10-Q
     (Mark One)
        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                       OR

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

                 YES   X                              NO
                     -----                               -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                 YES                                  NO  X
                     ------                              -----

    As of August 12, 2003, 8,440,847 Common Shares, without par value, were outstanding.

                             CORRPRO COMPANIES, INC.


                                      INDEX

                                                                               Page
                                                                               ----
PART I. FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                     Consolidated Balance Sheets                               3
                     Consolidated Statements of Operations                     4
                     Consolidated Statements of Cash Flows                     5
                     Notes to the Consolidated Financial Statements            6-14

ITEM 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                       15-27

ITEM 3.           Quantitative and Qualitative Disclosures
                     About Market Risk                                         28

ITEM 4.           Controls and Procedures                                      29-30

PART II. OTHER INFORMATION

ITEM 1.           Legal Proceedings                                            31-33

ITEM 6.           Exhibits and Reports on Form 8-K                             34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    June 30,      March 31,
                                                                      2003          2003
                                                                   (Unaudited)    (Audited)
                                                                  -------------  -----------
ASSETS
Current Assets:
  Cash and cash equivalents                                          $  5,601      $  5,514
  Accounts receivable, net                                             19,536        15,849
  Other receivables, net                                                1,248         7,192
  Inventories                                                           7,728         7,066
  Prepaid expenses and other                                            4,267         3,713
  Assets held for sale                                                 14,242        14,600
                                                                     --------      --------
    Total current assets                                               52,622        53,934
                                                                     --------      --------

 Property, plant and equipment, net                                     6,678         6,683

 Other Assets:
    Goodwill                                                           14,216        13,343
    Other assets                                                        2,700         3,023
                                                                     --------      --------
            Total other assets                                         16,916        16,366
                                                                     --------      --------
                                                                     $ 76,216      $ 76,983
                                                                     ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings and current portion of long-term debt      $ 49,253      $ 50,476
    Accounts payable                                                    6,684         7,282
    Accrued liabilities and other                                       9,315         9,671
    Liabilities held for sale                                           7,127         7,236
                                                                     --------      --------
            Total current liabilities                                  72,379        74,665
                                                                     --------      --------

Long-term debt, net of current portion                                    742           765

Deferred income taxes                                                     386           354

Commitments and contingencies                                              --            --

Shareholders' Equity:
    Serial preferred shares                                                --            --
    Common shares                                                       2,276         2,276
    Additional paid-in capital                                         46,560        46,560
    Accumulated deficit                                               (44,243)      (45,076)
    Accumulated other comprehensive loss                                 (920)       (1,597)
    Common shares in treasury, at cost                                   (964)         (964)
                                                                     --------      --------
            Total shareholders' equity                                  2,709         1,199
                                                                     --------      --------
                                                                     $ 76,216      $ 76,983
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

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              For the Three
                                                              Months Ended
                                                                June 30,
                                                        -------------------------
                                                           2003          2002
                                                        -----------   -----------
Revenues                                                  $29,675      $  26,835
Operating cost and expenses:
   Cost of sales                                           19,745         18,270
   Selling, general & administrative expenses               7,192          8,030
                                                          -------      ---------
Operating income                                            2,738            535
Interest expense                                            1,255          1,056
                                                          -------      ---------
Income (loss) from continuing operations
   before income taxes, discontinued operations
   and cumulative effect of change in accounting
    principle                                               1,483           (521)
Provision for income taxes                                    253            169
                                                          -------      ---------
Income (loss) from continuing operations before
    discontinued operations and cumulative effect
    of change in accounting principle                       1,230           (690)
Discontinued operations:
   Loss from operations, net                                 (351)        (1,758)
   Loss on disposal, net of income taxes                      (46)            --
Cumulative effect of change in accounting principle            --        (18,238)
                                                          -------      ---------
Net income (loss)                                         $   833      $ (20,686)
                                                          =======      =========

Earnings (loss) per share - Basic:
   Income (loss) from continuing operations               $  0.15      $  (0.08)
   Discontinued operations:
      Loss from operations, net                            (0.04)         (0.21)
      Loss on disposal, net of income taxes                (0.01)             --
   Cumulative effect of change in
         accounting principle                                  --         (2.18)
                                                          -------      ---------
      Net income (loss)                                   $  0.10      $  (2.47)
                                                          =======      =========

Earnings (loss) per share - Diluted:
   Income (loss) from continuing operations               $  0.13      $  (0.08)
   Discontinued operations:
      Loss from operations, net                            (0.03)         (0.21)
      Loss on disposal, net of income taxes                (0.01)             --
  Cumulative effect of change in
         accounting principle                                  --         (2.18)
                                                          -------      ---------
      Net income (loss)                                   $  0.09      $  (2.47)
                                                          =======      =========

Weighted average shares -
   Basic                                                    8,408          8,350
   Diluted                                                  9,383          8,350

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  Three Months Ended
                                                                       June 30,
                                                               ------------------------
                                                                 2003           2002
                                                                -------        -------
 Cash flows from operating activities:
    Net income (loss)                                          $     833      $ (20,686)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used  for) operating activities:
       Loss from discontinued operations                             397          1,758
      Depreciation and amortization                                  766            726
      401(k) matching contribution in Treasury shares                 --             71
      Deferred income taxes                                           --            (14)
      Cumulative effect of change in accounting principle             --         18,238
      Loss on sale of assets                                          --             (9)
      Changes in operating assets and liabilities:
        Accounts and other receivables                             2,537          1,660
        Inventories                                                 (434)           574
        Prepaid expenses and other                                  (920)          (774)
        Other assets                                                (242)           606
        Accounts payable and accrued expenses                       (842)          (595)
                                                               ---------      ---------
            Total adjustments                                      1,262         22,241
                                                               ---------      ---------
      Net cash provided by continuing operating activities         2,095          1,555
                                                               ---------      ---------

 Cash flows from investing activities:
     Additions to property, plant and equipment                     (156)           (82)
     Proceeds from disposal of property, plant and equipment          79             30
                                                               ---------      ---------
             Net cash used for investing activities                  (77)           (52)
                                                               ---------      ---------

Cash flows from financing activities:
    Net payments under Revolving Credit Facility and
       lines of credit                                            (1,923)           (49)
                                                               ---------      ---------
                Net cash used for financing activities            (1,923)           (49)
                                                               ---------      ---------

Effects on cash of foreign currency exchange rates                   140             (6)
                                                               ---------      ---------

Cash used for discontinued operations                               (148)        (1,153)
                                                               ---------      ---------

Net increase in cash and cash equivalents                             87            295
Cash and cash equivalents at beginning of period                   5,514          3,959
                                                               ---------      ---------
Cash and cash equivalents at end of period                     $   5,601      $   4,254
                                                               =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Income taxes                                               $     251      $     127
    Interest                                                   $   1,275      $   1,394

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

        The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004 or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

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

NOTE 2 - INVENTORIES

                                                                        June 30,    March 31,
                                                                          2003        2003
                                                                        --------    --------
Inventories consist of the following:
        Component parts and raw material                                 $5,304      $5,005
        Finished goods                                                    2,424       2,061
                                                                        --------    --------
                                                                         $7,728      $7,066
                                                                        ========    ========

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

                                                                        June 30,    March 31,
                                                                          2003        2003
                                                                        --------    --------
Property, plant and equipment consist of the following:
        Land                                                            $   466     $   443
        Buildings and improvements                                        5,076       4,897
        Equipment, furniture and fixtures                                15,660      15,312
                                                                        --------    --------
                                                                         21,202      20,652
        Less: Accumulated depreciation                                  (14,524)    (13,969)
                                                                        --------    --------
                                                                        $ 6,678     $ 6,683
                                                                        ========    ========

NOTE 4 - EARNINGS PER SHARE

        Basic earnings per share ("EPS") is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period, which was 8,408 and 8,350 for the three months ended June 30, 2003 and 2002, respectively. Diluted EPS for the period has been determined by dividing net income by the weighted average number of common shares and potential common shares outstanding for the period, which was 9,383 and 8,350 for the three months ended June 30, 2003 and 2002, respectively. Stock options and the warrants (see Note 12 - Revolving Credit Facility and Senior Notes) are the only potential common shares.

NOTE 5 - STOCK PLANS

        The Company granted 0 and 20 to purchase common shares under the 1997 Option Plan and the Non-Employee Director Option Plan during the three months ended June 30, 2003 and 2002, respectively. In addition, options previously granted to purchase 15 and 23 common shares at exercise prices ranging from $1.50 to $12.10 were terminated during the three months ended June 30, 2003 and 2002, respectively.

NOTE 6 - SHAREHOLDERS' EQUITY

        During the quarter ended September 30, 2002, the Company issued warrants to the lenders (see Note 12 - Revolving Credit Facility and Senior Notes) under its Revolving Credit Facility and Senior Notes. The warrant issued to the Revolving Credit Facility lender permits the lender to purchase 467 shares at a purchase price of $0.01 per share, and the warrant issued to the Senior Notes lender permits the lender to purchase 467 shares at a purchase price of $0.01 per share. For purposes of financial reporting, the warrants were valued at $313 each and the aggregate amount of $626 increased paid-in-capital and reduced short-term and long-term debt. The $313 discount per facility will be fully amortized by the Revolving Credit Facility termination date of July 2003, and by the Senior Notes termination date of January 15, 2008.

NOTE 7 - COMPREHENSIVE INCOME

        Accumulated other comprehensive income (loss) is reported separately from retained earnings and additional paid-in-capital in the Consolidated Balance Sheets. Items considered to be other comprehensive income (loss) include adjustments made for foreign currency translation (under SFAS No. 52) and pensions (under SFAS No. 87).

        Components of other accumulated comprehensive loss consist of foreign currency translation adjustment of $(920) and $(1,597) as of June 30, 2003 and March 31, 2003, respectively.

        Components of comprehensive income (loss) consist of the following:

                                             Three Months Ended June 30,
                                                  2003       2002
                                                  ----       ----
Net income (loss)                                $  833    $ (20,686)
Other Comprehensive income (loss):
Write-off of translation adjustment
  related to Australian operations                   --        1,590
Translation adjustment                              677        1,858
                                                 ------    ---------
Total comprehensive income (loss)                $1,510    $ (17,238)
                                                 ======    =========

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

        Assets and liabilities held for sale as of June 30, 2003 and March 31, 2003 consisted of:

                                                       June 30,       March 31,
                                                        2003            2003
                                                        ----            ----
Cash                                                   $ 1,084        $ 2,819
Accounts receivable                                      7,732          6,203
Inventory                                                2,517          2,348
Prepaid expenses                                         1,809          2,135
Property, plant and equipment, net                          58             58
Goodwill and other assets                                1,042          1,037
                                                       -------        -------
Assets held for sale                                   $14,242        $14,600
                                                       =======        =======

Current liabilities                                    $ 7,132        $ 7,310
Deferred taxes & minority interest                          (5)           (74)
                                                       -------        -------
Liabilities held for sale                              $ 7,127        $ 7,236
                                                       =======        =======

        The Company allocated interest to discontinued operations of $412 and $630 for the three months ended June 30, 2003 and 2002, respectively, based on estimated proceeds from the discontinued operations disposition that will be used to pay down the Revolving Credit Facility and Senior Notes (see Note 12 - Revolving Credit Facility and Senior Notes). The interest rate used to calculate the interest expense allocated was the weighted average interest rate of the Revolving Credit Facility and Senior Notes.

        Potential operating gains or losses may be experienced with the disposition of the non-core assets at the time of disposal during implementation of the restructuring plan. Listed below are the statements of operations for discontinued operations for the three months ended June 30, 2003 and 2002.

                                                                 For the Three
                                                                  Months Ended
                                                                     June 30,
                                                            2003                  2002
                                                            ----                  ----
Revenues                                                   $6,844                $ 9,095
Operating cost and expenses:
  Cost of sales                                             4,923                  5,964
  Selling, general & administrative expenses                1,676                  2,467
    Currency translation adjustment                            83                  1,590
    Loss on disposal                                           46                     --
                                                           ------                -------
Operating income (loss)                                       116                   (926)
Interest expense                                              412                    630
                                                           ------                -------
Loss from discontinued operations
  before income taxes                                        (296)                (1,556)
Provision for income taxes                                    101                    202
                                                           ------                -------
Loss from discontinued operations                          $ (397)               $(1,758)
                                                           ======                =======

    During the first quarter of fiscal 2004, the Company sold its Asia Pacific operations for a net loss of $46 after taking into account an impairment charge on net assets which was recorded during the fourth quarter of fiscal 2003 totaling $1,575. During fiscal 2003, the Company disposed of four non-strategic business units. First, in March 2003, the Company sold its Bass Trigon Software division for $3,150 and recognized a gain of $194. Also, in March 2003, the Company recorded a note receivable for $6,232, of which the Company has collected $5,932 on April 2, 2003, for its Rohrback Cosasco Systems division and recognized a gain of $1,809. The Company also disposed of two smaller international offices with a net gain of $92 during fiscal 2003. The net proceeds from dispositions were used to pay down debt.

NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of various interest entities as defined in the Interpretation. The Company does not expect the adoption of this Interpretation to have a material impact on its results of operations or financial position.

        In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, with certain exceptions. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity" which requires freestanding financial instruments such as mandatorily redeemable shares, forward purchase contracts, written put options to be reported as liabilities by their issuers as well as related new disclosure requirements. The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The application of this Statement is not expected to have an effect on the Company's consolidated financial statements.

NOTE 10 - PRODUCT WARRANTIES

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

        At June 30, 2003, accrued warranty costs were not material to the consolidated balance sheet.

NOTE 11 - BUSINESS SEGMENTS

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

        Domestic Core Operations. The Domestic Core Operations segment consists of the Company's operations in the United States, which provide products and services including corrosion control, coatings, pipeline integrity, risk assessment and inspection services. This segment provides corrosion control products and services to a wide-range of customers in a number of industries including: energy, utilities, water and wastewater treatment, chemical and petrochemical, pipelines, defense and municipalities. In addition, this segment provides coatings services to customers in the entertainment, aerospace, transportation, petrochemical and electric power industries, as well as inspection services to customers in the pharmaceutical, chemical and energy industries. Finally, this segment includes a production facility in the United States that assembles and distributes cathodic protection products, such as anodes, primarily to the United States market.

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

        Financial information relating to the Company's operations by segment are presented below:

                                                FOR THE THREE MONTHS ENDED
                                                          JUNE 30,
                                                  2003               2002
                                                  ----               ----
Revenue:
  Domestic Core Operations                      $23,978             $22,455
  Canadian Operations                             5,697               4,380
                                                -------             -------
                                                $29,675             $26,835
                                                =======             =======

Operating Income:
  Domestic Core Operations                      $ 4,421             $ 3,323
  Canadian Operations                               974                 743
  Corporate Related Costs and Other              (2,657)             (3,531)
                                                -------             -------
                                                $ 2,738             $   535
                                                =======             =======

NOTE 12 - REVOLVING CREDIT FACILITY AND SENIOR NOTES

        In March 1999, the Company entered into an $80 million revolving credit facility that expires on October 31, 2003 (the "Revolving Credit Facility"). Initial borrowings were used to repay existing domestic bank indebtedness. Through a series of subsequent amendments, including an amendment executed by the Company on August 8, 2003 and effective as of July 31, 2003, ("August 2003 Amendment") the size of the Revolving Credit Facility was reduced to $27.5 million. Also, the August 2003 Amendment requires the Company to meet certain milestones related to its efforts to refinance this debt. In addition, any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44%, respectively. Any net asset disposition payments to reduce the Revolving Credit Facility will result in a proportionate reduction in the lender's commitments in the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are further limited to borrowing base amounts as defined. The Revolving Credit Facility provides for interest on borrowings at prime plus 5.00% and requires the Company to pay a facility fee of 1.00% on the commitment amount. Also, in connection with the Sixth Amendment to the Revolving Credit Facility, the lender group received a warrant ("Revolving Credit Facility Warrant") to purchase 467 of the Company's common shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Revolving Credit Facility Warrant can be reduced up to 50% if the Company partially pays the Revolving Credit Facility principal amount prior to July 31, 2003 with cash proceeds received from the disposition of targeted Company assets. This resulted in the Warrant being reduced by 82 common shares at July 31, 2003.

        Borrowings under the Revolving Credit Facility are secured by the Company's domestic accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate as well as certain assets in Canada. The Company also has pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The Revolving Credit Facility, as amended, requires the Company to maintain certain financial ratios and places limitations on the Company's ability to pay cash dividends, incur additional indebtedness and make investments, including acquisitions. At June 30, 2003, the Company had $22,682 outstanding under the Revolving Credit Facility. Total availability under the Revolving Credit Facility at June 30, 2003 was approximately $1,116, after giving consideration to the borrowing base limitations, under the Revolving Credit Facility.

        Due to the fact that the Company's Revolving Credit Facility expires on October 31, 2003, it will be necessary for the Company to amend this Revolving Credit Facility to extend the expiration date. If the Company is unable to negotiate an amendment to the Revolving Credit Facility, it will be necessary for the Company to refinance or repay this debt. The Company cannot assure that it will be able to accomplish such a transaction on terms acceptable to the Company or at all. Failure to do so would have a material adverse effect on the Company's liquidity and financial condition and could result in the Company's inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

        At June 30, 2003, the Company was in violation of several financial covenants for which it obtained waivers through July 31, 2003. The Company was in compliance with the financial covenants under the Revolving Credit Facility, as amended by the August 2003 Amendment.

        In January 1998, the Company issued, through a private placement, $30 million of Senior Notes due 2008 (the "Senior Notes"). The Senior Notes, as amended, bear interest at 11.35% until October 31, 2003. In addition, the agreement relating to the Senior Notes, as amended, provides for any overdue amount to bear an interest rate of the greater of 13.35% or 2.00% over the rate of interest publicly announced by The Bank of New York from time to time in New York City as its Prime Rate on the outstanding principal payments and overdue amounts. Also, the Senior Notes Agreement as amended, requires the Company to meet certain milestones related to its efforts to refinance this debt. Furthermore, in connection with prior amendments in September 2002, the Senior Notes lender received a warrant ("Senior Notes Warrant") to purchase 467 of the Company's Common Shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Senior Notes Warrant can be reduced up to 50% to the extent the Company partially pays the Revolving Credit Facility principal and the Senior Notes principal prior to July 31, 2003 with cash proceeds received from the disposition of targeted Company assets. This resulted in the warrant being reduced by 82 common shares at July 31, 2003. The Company is required to maintain certain financial ratios under the Senior Notes. As of June 30, 2003, the Company was in violation of several of these financial covenants for which it obtained waivers through July 31, 2003. The Company is currently in compliance with the financial covenants under the amended agreement relating to the Senior Notes, executed on August 8, 2003 and effective July 31, 2003.

        The Senior Notes, as amended, require a principal payment of $8,712 by October 31, 2003 and monthly principal payments of $384 commencing on November 15, 2003 ("Notes Principal Repayments") and are secured equally and ratably with debt under the Revolving Credit Facility. In addition, the Senior Notes provide that any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44%, respectively. Any such additional payments used to reduce the Senior Notes will result in an equal reduction in the Notes Principal Repayments. The Company cannot assure that it will be able to make Notes Principal Repayments when due. Failure to do so would result in a default under the Senior Notes, in which case, the Senior Notes lender could pursue its remedies for default, including acceleration of principal, which would have a material adverse effect on the Company's liquidity and financial condition and could result in the Company's inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

        Within the Senior Notes Agreement is a yield maintenance amount provision which ensures that the lender is paid the entire interest amount of the note. The make-whole provision states that the Notes shall be subject to prepayment, in whole at any time or from time to time in part, at the option of the Company, at 100% of the principal amount so prepaid plus interest thereon to the prepayment date and the yield maintenance amount, if any, with respect to each Note. Any partial prepayment of the Notes which meet certain criteria shall be applied against the principal amount of the Notes scheduled to become due in the inverse order of maturity thereof. Fiscal 2003 results include an interest charge of approximately $1,045 relating to the yield maintenance amount provisions of our Senior Notes agreement. The yield maintenance amount provisions apply to certain optional prepayments of principal under the Senior Notes.

        The Company is still seeking other financing to retire the Senior Notes and the Revolving Credit Facility or will seek to get an extension. There can be no assurance, however, that the Company will be able to obtain other financing or if obtained, what the terms and conditions would be.

        Until such time when the Company is able to refinance the Senior Notes and Revolving Credit Facility it will attempt to negotiate arrangements with its lenders to, among other things, extend the maturity of the Revolving Credit Facility beyond October 31, 2003 and defer the principal payments due under the Senior Notes. If the Company is not able to negotiate mutually acceptable arrangements with its existing lenders, events could occur that would have a material adverse effect on the Company's liquidity and financial condition and could result in its inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

NOTE 13 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

        In July 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), were issued by the Financial Accounting Standards Board. SFAS 142 changes the accounting for goodwill and indefinite life intangibles from an amortization approach to a non-amortization approach, and require periodic tests for impairment of these assets. Upon the Company's adoption of SFAS 142 on April 1, 2002, the provisions of SFAS 142 required the discontinuance of amortization of goodwill and indefinite life intangibles that had been recorded in connection with previous business combinations. The Company has completed its initial impairment testing as of April 1, 2002 under SFAS 142 and recorded an impairment loss totaling $18,238 of which $11,832 related to discontinued operations and $6,406 related to continuing operations. The loss was recognized as the cumulative effect of a change in accounting principle. This impairment testing is also done annually in the fourth quarter and such testing indicated no additional impairment as of March 31, 2003.

        Amortizable intangibles at June 30, 2003 amounted to a net book value of $1,026. These intangibles are primarily related to patents and trademarks with useful lives ranging from 3 to 15 years. Amortization expense for each of the next five years is expected to be $242.

NOTE 14 - SUBSEQUENT EVENT

        During the second quarter of fiscal 2004, the Company's Board of Directors approved a resolution to keep the European Operations and remove them from discontinued operations. Effective in the second quarter of fiscal 2004, the Company will report future quarterly and annual results of the European Operations in its continuing operations. Prior-year financial statements will be reclassified to reflect the European Operations as continuing operations.

        Assets and liabilities for European Operations as of June 30, 2003 and March 31, 2003 consisted of:

                                                       JUNE 30,     MARCH 31,
                                                         2003         2003
                                                         ----         ----
Cash                                                   $   504    $   1,524
Accounts receivable                                      3,360        2,368
Inventory                                                1,298        1,168
Prepaid expenses                                           143          140
Property, plant and equipment, net                         307          299
Goodwill and other assets                                  836          836
                                                       -------      -------
Assets                                                 $ 6,448        6,335
                                                       =======      =======

Current liabilities                                    $ 5,465      $ 5,312
Deferred taxes & minority interest                          (5)          (5)
                                                       -------      -------
Liabilities                                            $ 5,460      $ 5,307
                                                       =======      =======

        Operating results for the Company's European operations are presented below:

                                                                 FOR THE THREE
                                                                 MONTHS ENDED
                                                                    JUNE 30,
                                                              2003             2002
                                                              ----             ----
Revenues                                                     $3,376           $2,852
Operating cost and expenses:
  Cost of sales                                               2,299            1,882
  Selling, general & administrative expenses                    737              712
  Currency translation adjustment                              (264)              --
                                                             ------           ------
Operating income                                                604              258
Interest expense                                                  2               (3)
                                                             ------           ------
Earnings before income taxes                                    602              261
Provision for income taxes                                      101              125
                                                             ------           ------
Earnings from operations                                     $  501           $  136
                                                             ======           ======

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

        During fiscal 2004, the Company sold its Asia Pacific operations for a minimal loss after taking into account an impairment charge on net assets which was recorded during the fourth quarter of fiscal 2003 totaling $1.6 million. During fiscal 2003, four non-strategic business units were sold. These dispositions included Rohrback Cosasco Systems, Bass Trigon Software and two smaller international offices. The proceeds from these dispositions were used to pay down debt. For further information about our discontinued operations see
Note 8, Assets and Liabilities Held for Sale, Notes to Consolidated Financial Statements.

SEGMENTS

        We have organized our operations into two business segments: Domestic Core Operations and Canadian Operations. Our non-core domestic and international operations are reported as discontinued operations. Our business segments and a description of the products and services they provide are described below:

        DOMESTIC CORE OPERATIONS. The Domestic Core Operations segment consists of the Company's operations in the United States, which provide products and services including corrosion control, coatings, pipeline integrity, risk assessment and inspection services. This segment provides corrosion control products and services to a wide-range of customers in a number of industries including: energy, utilities, water and wastewater treatment, chemical and petrochemical, pipelines, defense and municipalities. In addition, this segment provides coatings services to customers in the entertainment, aerospace, transportation, petrochemical and electric power industries, as well as inspection services to customers in the pharmaceutical, chemical and energy industries. Finally, this segment includes a production facility in the United States that assembles and distributes cathodic protection products, such as anodes, primarily to the United States market.

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

A. RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

REVENUES

        Revenues from continuing operations for the fiscal 2004 first quarter totaled $29.7 million compared to $26.8 million in the fiscal 2003 first quarter, an increase of $2.8 million, or 10.6%. Revenues from the discontinued operations were $6.8 million in the fiscal 2004 first quarter compared to $9.1 million in the prior-year period, a decrease of $2.3 million or 24.7%.

        Fiscal 2004 first quarter revenues relating to our Domestic Core Operations segment totaled $24.0 million compared to $22.5 million in the fiscal 2003 first quarter, an increase of $1.5 million or 6.8%. This revenue increase relates primarily to a large engineering project that started in late calendar 2002 and is scheduled to continue into fiscal year 2005. Also, contributing to this increase were improved revenue levels in our coatings services and material sales businesses compared to the prior-year period.

        Our Canadian Operations segment revenues for the first quarter of fiscal 2004 totaled $5.7 million compared to $4.4 million in the prior-year first quarter, an increase of $1.3 million or 30.1%. This increase is due primarily to material and rectifier sales and increases in the energy segment of our business.

GROSS PROFIT

        Gross profit margins were 33.5% for the fiscal 2004 first quarter compared to 31.9% for the fiscal 2003 first quarter. Gross margins benefited in the current quarter from a number of high margin jobs in both the Domestic Core Operations as well as our overall continued effort to improve operating efficiencies and productivity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses totaled $7.2 million (24.2% of revenues) for the fiscal 2004 first quarter compared to $8.0 million (29.9% of revenues) in the fiscal 2003 first quarter, a decrease of $0.8 million. The fiscal 2004 first quarter had $0.4 million related to professional fees associated with our lender requirements while the fiscal 2003 first quarter had $0.7 million in professional fees related to lender requirements. Selling, general and administrative expenses, as a percentage of revenue, continue to show positive results from our efforts to streamline our operations.

OPERATING INCOME FROM CONTINUING OPERATIONS

        Operating income totaled $2.7 million in the first quarter of fiscal 2004 compared to $0.5 million for the fiscal 2003 first quarter, an increase of $2.2 million. The increase in operating income in the fiscal 2004 first quarter resulted from improved revenue levels, improved operating margins and lower operating expenses.

INTEREST EXPENSE

        Interest expense totaled $1.3 million in first quarter of fiscal 2004 compared to $1.1 million in the prior-year period. The increase in interest rates year-over-year were partially offset by reduced debt levels. Additionally, the increase in interest expense is also attributable to the amount of interest allocated to discontinued operations which decreased for the same year-earlier period.

INCOME TAX PROVISION

        The Company recorded a provision for income taxes of $0.3 million for the fiscal 2004 first quarter compared to a provision of $0.2 million for the fiscal 2003 first quarter. Our income tax provision is based on our effective tax rate. Our effective tax rate is based on the statutory rates in effect in the countries in which we operate. The Company recorded a provision below the statutory tax rate of 34% since the Company has utilized the tax benefits of losses in the Domestic Core Operations it had previously provided for. The Company intends to maintain a full valuation allowance on its domestic net deferred tax assets and net operating loss carry-forwards until sufficient evidence exists to support the reversal of the remaining reserve.

INCOME FROM CONTINUING OPERATIONS

        Income from continuing operations for the fiscal 2004 first quarter was $1.2 million compared to a loss of $0.7 million in the first quarter of fiscal 2003, an increase of $1.9 million. The fiscal 2004 first quarter increase in operating income is the result of improved revenue levels, improved operating margins and our overall efforts to streamline operations.

DISCONTINUED OPERATIONS

        Loss from discontinued operations for the fiscal 2004 first quarter was $0.4 million compared to a loss from discontinued operations of $1.8 million in the prior-year period, an improvement of $1.4 million. Also, during the first three months of fiscal 2004, the Company sold its Asia Pacific operations for a $46,000 loss after taking into account a $1.6 million impairment charge on net assets which was recorded during the fourth quarter of fiscal 2003.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

        During fiscal 2003, the Company, with the assistance of independent valuation experts, completed its initial assessment test and concluded that certain of its goodwill was impaired. Effective April 1, 2002, the Company recognized a transitional impairment charge of $18.2 million as the cumulative effect of a change in accounting principle to reduce the carrying values of certain indefinite lived intangible assets and goodwill to estimated fair values as required by SFAS No. 142. This was a non-cash charge and did not impact compliance with the financial covenants contained in our lender agreements. This impairment testing is also done annually in the fourth quarter and such testing indicated no additional impairment as of March 31, 2003.

NET INCOME

        Net income totaled $0.8 million in the first quarter of fiscal 2004 compared to a net loss of $20.7 million in the prior-year period, an increase in earnings of $21.5 million. Income per share on a diluted basis totaled $0.09 per share compared to a loss per share of $2.47 in the year-earlier period.

B.      LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2003, the Company had negative working capital of $26.9 million excluding net assets held for sale, compared to negative $28.1 million at March 31, 2003, excluding net assets held for sale, which was an improvement of $1.2 million. This improvement is primarily attributable to decreases in accounts payable and accrued liabilities.

        During the first three months of fiscal year 2004, cash provided by operating activities totaled $2.1 million compared to cash provided by operating activities of $1.6 million in the year-earlier period. Cash used in investing activities totaled $0.1 million during the first three months of fiscal 2004, which included $0.2 million for capital expenditures, offset by, $0.1 million of proceeds from the disposal of capital assets. This compares to cash used for investing activities totaling $0.1 million during the first three months of fiscal 2003, which included $0.1 million used for capital expenditures, partially offset by proceeds of less than $0.1 million from the disposal of capital assets. Cash used for financing activities totaled $1.9 million which was used to pay down debt during the first three months of fiscal 2004 compared to cash used by financing activities of less than $0.1 million that was used to pay down debt in the first three months of fiscal 2003.

        In March 1999, the Company entered into an $80 million revolving credit facility that expires on October 31, 2003 (the "Revolving Credit Facility"). Initial borrowings were used to repay existing domestic bank indebtedness. Through a series of subsequent amendments, including an amendment executed by the Company on August 8, 2003 and effective as of July 31, 2003, ("August 2003 Amendment") the size of the Revolving Credit Facility was reduced to $27.5 million. Also, the August 2003 Amendment requires the Company to meet certain milestones related to its efforts to refinance this debt. In addition, any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44%, respectively. Any net asset disposition payments to reduce the Revolving Credit Facility will result in a proportionate reduction in the lender's commitments in the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are further limited to borrowing base amounts as defined. The Revolving Credit Facility provides for interest on borrowings at prime plus 5.00% and requires the Company to pay a facility fee of 1.00% on the commitment amount. Also, in connection with the Sixth Amendment to the Revolving Credit Facility, the lender group received a warrant ("Revolving Credit Facility Warrant") to purchase 467,000 of the Company's common shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Revolving Credit Facility Warrant can be reduced up to 50% if the Company partially pays the Revolving Credit Facility principal amount prior to July 31, 2003 with cash proceeds received from the disposition of targeted Company assets. This resulted in the Warrant being reduced by approximately 82,000 common shares at July 31, 2003.

        Borrowings under the Revolving Credit Facility are secured by the Company's domestic accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate as well as certain assets in Canada. The Company also has pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The Revolving Credit Facility, as amended, requires the Company to maintain certain financial ratios and places limitations on the Company's ability to pay cash dividends, incur additional indebtedness and make investments, including acquisitions. At June 30, 2003, the Company had $22.7 million outstanding under the Revolving Credit Facility. Total availability under the Revolving Credit Facility at June 30, 2003 was approximately $1.1 million, after giving consideration to the borrowing base limitations, under the Revolving Credit Facility.

        Due to the fact that the Company's Revolving Credit Facility expires on October 31, 2003, it will be necessary for the Company to amend this Revolving Credit Facility to extend the expiration date. If the Company is unable to negotiate an amendment to the Revolving Credit Facility, it will be necessary for the Company to refinance or repay this debt. The Company cannot assure that it will be able to accomplish such a transaction on terms acceptable to the Company or at all. Failure to do so would have a material adverse effect on the Company's liquidity and financial condition and could result in the Company's inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

        At June 30, 2003 the Company was in violation of several financial covenants for which it obtained waivers through July 31, 2003. The Company was in compliance with the financial covenants under the Revolving Credit Facility, as amended by the August 2003 Amendment.

        In January 1998, the Company issued, through a private placement, $30 million of Senior Notes due 2008 (the "Senior Notes"). The Senior Notes, as amended, bear interest at 11.35% until October 31, 2003. In addition, the agreement relating to the Senior Notes, as amended, provides for any overdue amount to bear an interest rate of the greater of 13.35% or 2.00% over the rate of interest publicly announced by The Bank of New York from time to time in New York City as its Prime Rate on the outstanding principal payments and overdue amounts. Also, the Senior Notes Agreements as amended, requires that the Company meet certain milestones related to its efforts to refinance this debt. Furthermore, in connection with prior amendments in September 2002, the Senior Notes lender received a warrant ("Senior Notes Warrant") to purchase 467,000 of the Company's Common Shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Senior Notes Warrant can be reduced up to 50% to the extent the Company partially pays the Revolving Credit Facility principal and the Senior Notes principal prior to July 31, 2003 with cash proceeds received from the disposition of targeted Company assets. This resulted in the warrant being reduced by approximately 82,000 common shares at July 31, 2003. The Company is required to maintain certain financial ratios under the Senior Notes. As of June 30, 2003, the Company was in violation of several of these financial covenants for which it obtained waivers through July 31, 2003. The Company is currently in compliance with the financial covenants under the amended agreement relating to the Senior Notes, executed on August 8, 2003 and effective July 31, 2003.

        The Senior Notes, as amended, require a principal payment of $8.7 million by October 31, 2003 and monthly principal payments of $0.4 million commencing on November 15, 2003 ("Notes Principal Repayments") and are secured equally and ratably with debt under the Revolving Credit Facility. In addition, the Senior Notes provide that any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44%, respectively. Any such additional payments used to reduce the Senior Notes will result in an equal reduction in the Notes Principal Repayments. The Company cannot assure that it will be able to make Notes Principal Repayments when due. Failure to do so would result in a default under the Senior Notes, in which case, the Senior Notes lender could pursue its remedies for default, including acceleration of principal, which would have a material adverse effect on the Company's liquidity and financial condition and could result in the Company's inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

        Within the Senior Notes Agreement is a yield maintenance amount provision which ensures that the lender is paid the entire interest amount of the Note. The make-whole provision states that the Notes shall be subject to prepayment, in whole at any time or from time to time in part, at the option of the Company, at 100% of the principal amount so prepaid plus interest thereon to the prepayment date and the yield maintenance amount, if any, with respect to each Note. Any partial prepayment of the Notes which meet certain criteria shall be applied against the principal amount of the Notes scheduled to become due in the inverse order of maturity thereof. Fiscal 2003 results include an interest charge of approximately $1.0 million relating to the yield maintenance amount provisions of our Senior Notes agreement. The yield maintenance amount provisions apply to certain optional prepayments of principal under the Senior Notes.

        The Company is still seeking other financing to retire the Senior Notes and the Revolving Credit Facility or will seek to get an extension. There can be no assurance, however, that the Company will be able to obtain other financing or if obtained, what the terms and conditions would be.

        Until such time when the Company is able to refinance the Senior Notes and Revolving Credit Facility it will attempt to negotiate arrangements with its lenders to, among other things, extend the maturity of the Revolving Credit Facility beyond October 31, 2003 and defer the principal payments due under the Senior Notes. If the Company is not able to negotiate mutually acceptable arrangements with its existing lenders, events could occur that would have a material adverse effect on the Company's liquidity and financial condition and could result in its inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.


        The following table summarized the Company's contractual obligations at June 30, 2003:

                                               PAYMENTS DUE BY PERIOD
                                ----------------------------------------------------------
                                              LESS THAN     1 - 3       4 - 5      AFTER 5
(IN THOUSANDS)                  TOTAL         ONE YEAR      YEARS       YEARS      YEARS
                                -----        ----------     -----       -----      -----
Indebtedness:
  Senior Notes                  $  25,083      $25,083      $   --      $   --     $  --
  Revolving Line of Credit         22,651       22,651          --          --        --
  Other Debt Obligations            2,261        1,519         742          --        --
  Operating Leases                  6,712        2,291       3,471         750       200
                                ---------      -------      ------      ------     -----

Total Contractual Cash
    Obligations                 $  56,707      $51,544      $4,213      $  750     $ 200
                                =========      =======      ======      ======     =====

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD LOOKING INFORMATION

        This document includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's expectations and beliefs concerning future events and discuss, among other things, anticipated future performance and revenues, expected growth and future business plans. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" or variations of such words and similar expressions are intended to identify such forward-looking statements. We believe that the following factors, among others, could affect our future performance or the price and liquidity of our common shares and cause our actual results to differ materially from those that are expressed or implied by forward-looking statements, or diminish the liquidity of our common shares: our ability to further extend, amend or refinance our existing debt, including the availability to us of external sources of financing and capital (the failure to receive such financing would have a material adverse effect on our results of operations and financial condition) and the terms and timing thereof; our ability to successfully divest our non-core and international business units and the timing, terms and conditions of such divestitures; the ultimate outcome of the SEC's and the Australian Securities and Investment Commission's investigation of accounting irregularities; the impact of any litigation or regulatory process related to the financial statement restatement process, including the class action litigation already filed (the dismissal of which has been appealed); our mix of products and services; the timing of jobs; the availability and value of larger jobs; qualification requirements and termination provisions relating to government jobs; the impact of inclement weather on our operations; the impact of energy prices on us and our customers' businesses; adverse developments in pending litigation or regulatory matters; the impact of existing, new or changed regulatory initiatives; our ability to satisfy the listing and trading requirements of the AMEX (which, if not satisfied, could result in the suspension of trading - as occurred in August 2002 - or delisting of our shares from the exchange, which could diminish the liquidity of our common shares) or any other national exchange on which our shares are or will be listed or otherwise provide a trading venue for our shares; and the impact of changing global political and economic conditions. In addition, any forward-looking statement speaks only as of the date on which such statement is made and we do not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        OUR ABILITY TO OBTAIN EXTENSIONS, AMENDMENTS AND WAIVERS UNDER OUR DEBT AGREEMENTS AND AVAILABILITY OF ADDITIONAL SOURCES OF FINANCING AND CAPITAL. The Company is currently in compliance of all its financial ratios required to be maintained under the current debt agreements which includes its net worth covenant and its operating income before depreciation and amortization financial covenant. During August of fiscal 2004, we amended our Revolving Credit Facility and Senior Notes because we were not in compliance with the provisions, including certain financial covenants, of these agreements. As amended, both the Revolving Credit Facility and the Senior Notes require that the Company meet certain milestones related to its efforts to refinance this debt. As amended, the Revolving Credit Facility expires on October 31, 2003, and it will be necessary for us to amend this Revolving Credit Facility to extend the expiration date. If we are unable to negotiate a further amendment to the Revolving Credit Facility, which, among other things, extends the maturity of the Revolving Credit Facility beyond October 31, 2003, it will be necessary for us to refinance or repay this debt. We cannot assure that we will be able to accomplish such a transaction on terms acceptable to us or at all. Failure to do so would have a material adverse effect on our liquidity and financial condition and could result in our inability to operate as a going concern. If we are unable to operate as a going concern, we may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors. In addition, the Senior Notes, as amended, require a principal payment of $8.7 million by October 31, 2003 and monthly principal payments of $0.4 million commencing on November 15, 2003. We cannot assure that we will be able to make these payments when due, which will result in our being in default under the Senior Notes and, in that event, the Senior Notes lender may pursue its remedies against us for such a default, including acceleration of principal, which would have a material adverse effect on our liquidity and financial condition and could result in our inability to operate as a going concern. If we are unable to operate as a going concern, we may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors. We intend to seek other financing during fiscal 2004 to pay down the Senior Notes and the Revolving Credit Facility. There can be no assurance, however, that we will be able to obtain other financing or as to the terms and conditions under which such financing may be available.

        THE EFFECTIVENESS OF OUR BUSINESS RESTRUCTURING PLAN. In July 2002, our Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. We intend to sell non-core business units and use the proceeds to reduce debt. While we expect that operating income improvements combined with debt reduction will result from the business restructuring plan in the long term, it is uncertain at this time to what extent such operating income improvements and debt reduction will be achieved as a result of the business restructuring plan and the terms and/or timing thereof. We cannot assure that the business restructuring plan will be successful in enhancing our ability to pursue financing alternatives acceptable to us. During fiscal 2004 our Asia Pacific Operations was sold and in fiscal 2003, we sold four non-strategic business units. The fiscal 2003 dispositions included Rohrback Cosasco Systems, Bass Trigon Software and two smaller international offices. The proceeds from these dispositions were used to pay down debt. For further information about our discontinued operations see Note 2, Assets and Liabilities Held for Sale, Notes to Consolidated Financial Statements included in Item 8 of our Form 10-K.

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

        ADVERSE DEVELOPMENTS IN PENDING LITIGATION OR REGULATORY MATTERS. From time to time, we are involved in litigation and regulatory proceedings, including those disclosed in "Legal Proceedings" of our annual report on Form 10-K and in our other periodic reports filed with the Securities and Exchange Commission. There are always significant uncertainties involved in litigation and regulatory proceedings and we cannot guarantee the result of any action. Regulatory compliance is often complex and subject to variation and unexpected changes, including changing interpretations and enforcement agendas affecting the regulatory community. We may need to expend significant financial resources in connection with legal and regulatory procedures and our management may be required to divert attention from other portions of our business. If, as a result of any proceeding, a judgment is rendered, decree is entered or administrative action is taken against us or our customers, it may materially and adversely affect our business, financial condition and results of operations.

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

        THE IMPACT OF CHANGING GLOBAL, POLITICAL AND ECONOMIC CONDITIONS. Changing political and economic conditions regionally or worldwide can adversely impact our business. Deteriorating political and general economic conditions may result in customers delaying or canceling contracts and orders for our products and services, difficulties and inefficiencies in the performance of our services including work stoppages, and difficulties in collecting payment from our customers. As a result, such conditions can negatively impact our results of operations and our cash flows. Moreover, we have operations in the Middle East region with revenues totaling $3.0 million for first three months of fiscal 2004 and net assets of approximately $7.2 million at June 30, 2003. These operations can be negatively impacted by changing economic and political conditions. All of our international operations except Canada are a part of the Company's net assets held for sale. Subsequent to the first quarter of fiscal 2004, the European Operations will be reported as continuing operations.

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

C.      CRITICAL ACCOUNTING POLICIES

        The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. As such, some accounting policies have a significant impact on amounts reported in these financial statements. A summary of those significant accounting policies can be found in the Company's fiscal 2003 Annual Report on Form 10-K, filed on June 30, 2003, in the Note 1 - Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements, and under the caption "Significant Accounting Policies" within Management's Discussion and Analysis of Financial Condition and Results of Operations. In particular, judgment is used in areas such as revenue recognition for construction and engineering contracts, determining the allowance for uncollectible accounts and inventory valuation reserves, asset impairment and deferred tax assets.

D.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of various interest entities as defined in the Interpretation. The provisions of FIN 46 are effective on February 1, 2003 for all variable interest entities created after January 31, 2003, and on July 1, 2003 for all variable interest entities created prior to February 1, 2003. The Company does not expect the adoption of this Interpretation to have a material impact on its results of operations or financial position.

        In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, with certain exceptions. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity" which requires freestanding financial instruments such as mandatorily redeemable shares, forward purchase contracts, written put options to be reported as liabilities by their issuers as well as related new disclosure requirements. The provisions of SFAS No.

150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The application of this Statement is not expected to have an effect on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES

        In the normal course of business, our operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing our business.

INTEREST RATE RISK

        Our primary interest rate risk exposure results from our variable interest rate Revolving Credit Facility, Senior Notes and various smaller lines of credit that we maintain with foreign banks. If interest rates were to increase 200 basis points (2%) from the rates at June 30, 2003 rates, and assuming no changes in debt from the June 30, 2003 levels, the additional annual expense would be approximately $1.0 million on a pre-tax basis.

FOREIGN OPERATIONS AND FOREIGN CURRENCY EXCHANGE RISK

        Our foreign subsidiaries generally conduct business in local currencies, creating foreign exchange risk. During the first three months of fiscal 2004, the Company recorded a favorable foreign currency translation adjustment of $0.7 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the United States Dollar in relation to the Canadian Dollar. We do not enter into derivatives to hedge foreign currency exchange risk. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

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

        The Company will continue the process of identifying and implementing corrective actions where required to improve the effectiveness of its Reporting and Control Procedures. Significant supplemental resources will continue to be required to prepare the required financial and other information during this process, particularly in view of the Company's current stage of restructuring. The changes made to date as discussed above have enabled the Company to restate its previous filings where required, as well as subsequently prepare and file the remainder of the required periodic reports for fiscal 2004 on a current basis.

(b)  Evaluation of Disclosure Controls and Procedures.

        The Company's Chief Executive Officer and Chief Financial Officer (the "Senior Officers"), with the participation of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Senior Officers have concluded that, as of June 30, 2003, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no changes in internal controls that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company's internal controls.

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

        On July 25, 2002, a summons and complaint was issued from the Circuit Court for the County of Ingham, Michigan. The action was commenced by Blogett Oil Company, Inc. and other owners and operators of underground storage tanks systems on behalf of themselves and others similarly situated. The complaint relates to the MDEQ regulatory proceeding described immediately above and names both the Company and MDEQ. The plaintiffs seek an unspecified amount of damages in excess of $25,000 from Corrpro. The plaintiffs also seek injunctive relief prohibiting the MDEQ from declaring that underground storage tanks upgraded by the Company do not meet the current requirement for corrosion protection set forth by law. On November 18, 2002, the court issued an order certifying the underlying class. The Michigan Court of Appeals denied the Company's application for leave to appeal the Circuit Court's order certifying the underlying class. By letter dated July 7, 2003, the MDEQ issued a notice to certain owners and operators of tanks upgraded based on the Company's assessment method that they had until October 7, 2003 to comply with certain actions specified in the MDEQ's notice. The Company is unable at this time to make a determination as to whether an adverse outcome is likely and whether an adverse outcome would have a materially adverse affect on its operations or financial condition.

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

B.      8-K filed on April 15, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  CORRPRO COMPANIES, INC.
                                                       (Registrant)



Date: August 14, 2003                               /s/  Joseph W. Rog
                                           ------------------------------------
                                                       Joseph W. Rog
                                             Chairman of the Board, President
                                                and Chief Executive Officer



                                                   /s/  Robert M. Mayer
                                           -------------------------------------
                                                      Robert M. Mayer
                                               Senior Vice President, Chief
                                                     Financial Officer

                                  EXHIBIT INDEX


Exhibit
  No.                               Exhibit
-------                             -------
10.1      Ninth Amendment to Credit Agreement dated as of July 31, 2002 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among the Company, CSI Coating Systems, Inc. and the Lenders party thereto.

10.2      Amendment dated as of July 31, 2002 between the Company and The
          Prudential Insurance Company of America relating to the Note Purchase
          Agreement dated as of January 21, 1998.

31.1      Rule 13a-14(a) Certification Chief Executive Officer

31.2      Rule 13a-14(a) Certification Chief Financial Officer

32.1      Section 1350 Certification Chief Executive Officer

32.2      Section 1350 Certification Chief Financial Officer
