Form 10-Q
period 2003-09-30
CORRPRO COMPANIES INC /OH/
filed 2003-11-14
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 ----------------------------------------------

                                    FORM 10-Q

(Mark One)
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     As of November 12, 2003, 8,454,847 Common Shares, without par value, were outstanding. Common Shares, without par value, were outstanding.

                             CORRPRO COMPANIES, INC.
                             -----------------------

                                      INDEX
                                      -----

                                                                                                Page
                                                                                                ----
PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.              Financial Statements

                        Consolidated Balance Sheets                                             3
                        Consolidated Statements of Operations                                   4
                        Consolidated Statements of Cash Flows                                   5
                        Notes to the Consolidated Financial Statements                          6-15

ITEM 2.              Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                     16-30

ITEM 3.              Quantitative and Qualitative Disclosures
                        About Market Risk                                                       31

ITEM 4.              Controls and Procedures                                                    32

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.              Legal Proceedings                                                          33-35

ITEM 6.              Exhibits and Reports on Form 8-K                                           36

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
------

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  September 30,    March 31,
                                                                      2003           2003
                                                                   (Unaudited)     (Audited)
                                                                  -------------    ---------
ASSETS
Current Assets:
  Cash and cash equivalents                                          $  5,126       $  7,037
  Accounts receivable, net                                             25,612         18,156
  Other receivables, net                                                1,410          7,192
  Inventories                                                           9,217          8,233
  Prepaid expenses and other                                            4,210          3,436
  Assets held for sale                                                  7,551          9,846
                                                                     --------       --------
    Total current assets                                               53,126         53,900
                                                                     --------       --------
 Property, plant and equipment, net                                     6,853          6,982

 Other Assets:
    Goodwill                                                           14,205         13,343
    Other assets                                                        2,768          3,023
    Deferred income taxes                                                 451            482
                                                                     --------       --------
            Total other assets                                         17,424         16,848
                                                                     --------       --------
                                                                     $ 77,403       $ 77,730
                                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings and current portion of long-term debt      $ 48,405       $ 50,476
    Accounts payable                                                    8,976          9,081
    Accrued liabilities and other                                      13,358         12,755
    Liabilities held for sale                                           4,945          3,454
                                                                     --------       --------
            Total current liabilities                                  75,684         75,766
                                                                     --------       --------

Long-term debt, net of current portion                                    649            765

Commitments and contingencies                                            --             --

Shareholders' Equity:
    Serial preferred shares                                              --             --
    Common shares                                                       2,276          2,276
    Additional paid-in capital                                         46,560         46,560
    Accumulated deficit                                               (46,123)       (45,076)
    Accumulated other comprehensive loss                                 (679)        (1,597)
    Common shares in treasury, at cost                                   (964)          (964)
                                                                     --------       --------
            Total shareholders' equity                                  1,070          1,199
                                                                     --------       --------
                                                                     $ 77,403       $ 77,730
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

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             For the Three                  For the Six
                                                              Months Ended                  Months Ended
                                                              September 30,                 September 30,
                                                         -----------------------       -----------------------
                                                           2003           2002           2003           2002
                                                         --------       --------       --------       --------
Revenues                                                 $ 34,433       $ 31,473       $ 67,485       $ 61,162
Operating cost and expenses:
   Cost of sales                                           22,938         20,939         44,922         41,092
   Selling, general & administrative expenses               7,888          9,115         15,864         18,152
                                                         --------       --------       --------       --------
Operating income                                            3,607          1,419          6,699          1,918
Interest expense                                            1,609          1,535          3,088          2,819
                                                         --------       --------       --------       --------
Income from continuing operations
   before income taxes, discontinued operations
   and cumulative effect of change in accounting
    principle                                               1,998           (116)         3,611           (901)
Provision for income taxes                                    655            414          1,008            784
                                                         --------       --------       --------       --------
Income (loss) from continuing operations before
    discontinued operations and cumulative effect
     of change in accounting principle                      1,343           (530)         2,603         (1,685)
Discontinued operations:
   Loss from operations, net                               (3,223)        (2,828)        (3,604)        (4,120)
   Loss on disposal, net of income taxes                     --             --              (46)          --
Cumulative effect of change in accounting principle          --             --             --          (18,238)
                                                         --------       --------       --------       --------
Net loss                                                 $ (1,880)      $ (3,358)      $ (1,047)      $(24,043)
                                                         ========       ========       ========       ========

Earnings (loss) per share - Basic:
   Income (loss) from continuing operations              $   0.16       $  (0.06)      $   0.31       $  (0.20)
   Discontinued operations:
      Loss from operations, net                             (0.38)         (0.34)         (0.42)         (0.49)
      Loss on disposal, net of income taxes                  --             --            (0.01)          --
   Cumulative effect of change in
         accounting principle                                --             --             --            (2.18)
                                                         --------       --------       --------       --------
      Net loss                                           $  (0.22)      $  (0.40)      $  (0.12)      $  (2.87)
                                                         ========       ========       ========       ========

Earnings (loss) per share - Diluted:
   Income (loss) from continuing operations              $   0.14       $  (0.06)      $   0.28       $  (0.20)
   Discontinued operations:
      Loss from operations, net                             (0.34)         (0.34)         (0.38)         (0.49)
      Loss on disposal, net of income taxes                  --             --            (0.01)          --
   Cumulative effect of change in
         accounting principle                                --             --             --            (2.18)
                                                         --------       --------       --------       --------
      Net loss                                           $  (0.20)      $  (0.40)      $  (0.11)      $  (2.87)
                                                         ========       ========       ========       ========
Weighted average shares -
   Basic                                                    8,408          8,403          8,408          8,376
   Diluted                                                  9,356          8,403          9,382          8,376


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    Six Months Ended
                                                                        September
                                                                            30,
                                                                  -----------------------
                                                                    2003           2002
                                                                  --------       --------
 Cash flows from operating activities:
    Net loss                                                      $ (1,047)      $(24,043)
    Adjustments to reconcile net loss to net cash
       provided by (used  for) operating activities:
       Loss from discontinued operations                             3,650          4,120
      Depreciation and amortization                                  1,403          1,487
      401(k) matching contribution in Treasury shares                 --              136
      Pension Accrual adjustment                                      --              498
      European Operation impairment charge                            --              450
      European Operation currency translation adjustment              --             (247)
      Deferred income taxes                                            (63)           (69)
      Cumulative effect of change in accounting principle             --           18,238
      Gain (loss) on sale of assets                                     23            (11)
      Changes in operating assets and liabilities:
        Accounts and other receivables                              (1,331)         2,192
        Inventories                                                   (729)         1,203
        Prepaid expenses and other                                    (673)        (1,420)
        Other assets                                                  (429)           175
        Accounts payable and accrued expenses                           51          1,037
                                                                  --------       --------
            Total adjustments                                        1,902         27,789
                                                                  --------       --------
      Net cash provided by continuing operating activities             855          3,746
                                                                  --------       --------
 Cash flows from investing activities:
     Additions to property, plant and equipment                       (306)          (235)
     Proceeds from disposal of property, plant and equipment            74             54
                                                                  --------       --------
             Net cash used for investing activities                   (232)          (181)
                                                                  --------       --------
Cash flows from financing activities:
    Net payments under Revolving Credit Facility and
       lines of credit                                              (2,886)        (1,807)
                                                                  --------       --------
                Net cash used for financing activities              (2,886)        (1,807)
                                                                  --------       --------
Effects on cash of foreign currency exchange rates                     216            148
                                                                  --------       --------
Cash provided by discontinued operations                               136            454
                                                                  --------       --------
Net increase (decrease) in cash and cash equivalents                (1,911)         2,360

Cash and cash equivalents at beginning of period                     7,037          4,815
                                                                  --------       --------
Cash and cash equivalents at end of period                        $  5,126       $  7,175
                                                                  ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Income taxes                                                  $    252       $    544
    Interest                                                      $  2,545       $  2,929



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

         The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months or for the six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004 or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

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

NOTE 2 - INVENTORIES

                                           September 30,   March 31,
                                                2003        2003
                                               ------      ------
Inventories consist of the following:
         Component parts and raw material      $4,959      $5,250
         Finished goods                         4,258       2,983
                                               ------      ------
                                               $9,217      $8,233
                                               ======      ======

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

                                                          September 30,     March 31,
                                                              2003           2003
                                                          -------------     ---------
Property, plant and equipment consist of the following:
         Land                                               $    532       $    443
         Buildings and improvements                            5,987          4,897
         Equipment, furniture and fixtures                    16,187         15,610
                                                            --------       --------
                                                              22,706         20,950
         Less: Accumulated depreciation                      (15,853)       (13,968)
                                                            --------       --------
                                                            $  6,853       $  6,982
                                                            ========       ========


NOTE 4 - EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period, which was 8,408 and 8,403 for the three months ended September 30, 2003 and 2002, respectively, and 8,408 and 8,376 for the six months ended September 30, 2003 and 2002, respectively. Diluted EPS for the period has been determined by dividing net income by the weighted average number of common shares and potential common shares outstanding for the period, which was 9,356 and 8,403 for the three months ended September 30, 2003 and 2002, respectively and 9,382 and 8,376 for the six months ended September 30, 2003 and 2002, respectively. Stock options and the warrants are the only potential common shares.

NOTE 5 - STOCK PLANS

         The Company granted options to purchase 10 and 36 common shares under the 1997 Option Plan and the Non-Employee Director Option Plan during the six months ended September 30, 2003 and 2002, respectively. In addition, options previously granted to purchase 120 and 49 common shares at exercise prices ranging from $1.30 to $12.10 expired or were forfeited during the six months ended September 30, 2003 and 2002, respectively.

Stock-based compensation

         As permitted by Statement of Financial Accounting Standard (SFAS), No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and the Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25" (FIN 44) and related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award. The following table illustrates the effect on net income (loss) and income (loss) per common share as if the Black-Scholes fair value method described in SFAS 123 had been applied to the Company's stock option plans:

                                                           FOR THE THREE                      FOR THE SIX
                                                            MONTHS ENDED                      MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                      --------------------------      --------------------------
                                                         2003            2002            2003            2002
                                                      ----------      ----------      ----------      ----------
Net loss:
  As reported                                         $   (1,880)     $   (3,358)     $   (1,047)     $  (24,043)
  Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for all awards              96              80             246             203
                                                      ----------      ----------      ----------      ----------
  Pro forma loss                                      $   (1,976)     $   (3,438)     $   (1,293)     $  (24,246)
                                                      ==========      ==========      ==========      ==========
Basic loss per share:
  As reported                                         $    (0.22)     $    (0.40)     $    (0.12)     $    (2.87)
  Pro Forma                                           $    (0.24)     $    (0.41)     $    (0.15)     $    (2.89)
Diluted loss per share:
  As reported                                         $    (0.20)     $    (0.40)     $    (0.11)     $    (2.87)
  Pro Forma                                           $    (0.21)     $    (0.41)     $    (0.14)     $    (2.89)

         For purposes of this pro forma, the fair value of each option grant was estimated using the Black-Scholes option-pricing model. The significant assumptions used were a risk-free interest rate of 3.3%, an expected volatility of 164.0%, an expected life of 10 years and no expected dividends.

NOTE 6 - SHAREHOLDERS' EQUITY

         During the quarter ended September 30, 2002, the Company issued warrants to the lenders (see Note 12 - Revolving Credit Facility and Senior Notes) under its Revolving Credit Facility and Senior Notes. The warrant issued to the Revolving Credit Facility lender permits the lender to purchase 467 shares at a purchase price of $0.01 per share, and the warrant issued to the Senior Notes lender permits the lender to purchase up to 467 shares at a purchase price of $0.01 per share. For purposes of financial reporting, the warrants were valued at $313 each and the aggregate amount of $626 increased paid-in-capital and reduced short-term and long-term debt. The $313 discount per facility was fully amortized by the Revolving Credit Facility termination date of July 2003, and will be fully amortized by the Senior Notes termination date of January 15, 2008.

NOTE 7 - COMPREHENSIVE INCOME

         Accumulated other comprehensive income (loss) is reported separately from retained earnings and additional paid-in-capital in the Consolidated Balance Sheets. Items considered to be other comprehensive income (loss) includes adjustments made for foreign currency translation (under SFAS No. 52) and pensions (under SFAS No. 87).

         Components of other accumulated comprehensive loss consist of foreign currency translation adjustments of $(679) and $(1,597) as of September 30, 2003 and March 31, 2003, respectively.

         Components of comprehensive income (loss) consist of the following:

                                      Six Months Ended September 30,
                                            2003           2002
                                         --------       --------
Net income (loss)                        $ (1,047)      $(24,043)
Other Comprehensive income (loss):
Write-off of translation adjustment
related to discontinued operations
                                             --            3,546
Write-off of translation adjustment
 related to European operations              --             (247)
 Write-off of Pension                        --              498
Translation adjustment                        918           (576)
                                         --------       --------
Total comprehensive income (loss)        $   (129)      $(20,822)
                                         ========       ========

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

         In the second quarter of fiscal 2004, the Company's Board of Directors had approved a resolution to keep the European Operations and remove them from discontinued operations. Effective in the second quarter of fiscal 2004, the Company reported quarterly and annual results of the European Operations in its continuing operations. Prior-year financial statements have been reclassified to reflect the European Operations as continuing operations.

         Assets and liabilities held for sale as of September 30, 2003 and March 31, 2003 consisted of:

                                              September 30,  March 31,
                                                  2003         2003
                                              -------------  ---------
Cash                                           $ 1,009       $ 1,296
Accounts receivable                              3,625         4,656
Inventory                                        1,189         1,394
Prepaid expenses                                 1,843         2,173
Property, plant and equipment, net                (263)         (101)
Goodwill and other assets                          148           428
                                                ------       -------
Assets held for sale                           $ 7,551       $ 9,846
                                                ======       =======
Current liabilities                            $ 4,945       $ 3,525
Deferred taxes                                    --             (71)
                                                ------       -------
Liabilities held for sale                       $4,945       $ 3,454
                                                ======       =======

         The Company allocated interest to discontinued operations of $66 and $411 for the three months ended September 30, 2003 and 2002, respectively, and $255 and $813 for the six months ended September 30, 2003 and 2002, respectively, based on estimated proceeds from the discontinued operations disposition that will be used to pay down the Revolving Credit Facility and Senior Notes (see Note 12 - Revolving Credit Facility and Senior Notes). The interest rate used to calculate the interest expense allocated was the weighted average interest rate of the Revolving Credit Facility and Senior Notes.

         Potential operating gains or losses may be experienced with the disposition of the non-core assets at the time of disposal during implementation of the restructuring plan. Listed below are the statements of operations for discontinued operations for the three months ended September 30, 2003 and 2002 and six months ended September 30, 2003 and 2002.

                                                       For the Three                 For the Six
                                                        Months Ended                 Months Ended
                                                        September 30,                September 30,
                                                  ------------------------       -----------------------
                                                     2003           2002           2003           2002
                                                   --------       --------       --------       --------
Revenues                                           $  2,610       $  7,592       $  6,076       $ 13,833
Operating cost and expenses:
   Cost of sales                                      2,003          5,028          4,687          9,111
   Selling, general & administrative expenses         3,764          4,903          4,738          7,951
                                                   --------       --------       --------       --------
Operating income (loss)                              (3,157)        (2,339)        (3,349)        (3,229)

Loss on disposal                                       --             --               46           --
Interest expense                                         66            411            255            813
                                                   --------       --------       --------       --------
Income (loss) from discontinued operations
   before income taxes                               (3,223)        (2,750)        (3,650)        (4,042)
Provision for income taxes                             --               78           --               78
                                                   --------       --------       --------       --------
Income (loss) from discontinued operations         $ (3,223)      $ (2,828)      $ (3,650)      $ (4,120)
                                                   ========       ========       ========       ========

         During the second quarter of fiscal 2004, the Company recorded an impairment charge relating to its Middle East Operations of $3,278. During the first quarter of fiscal 2004, the Company sold its Asia Pacific Operations for a net loss of $46 after taking into account an impairment charge on net assets which was recorded during the fourth quarter of fiscal 2003 totaling $1,575. During fiscal 2003, the Company disposed of four non-strategic business units. First, in March 2003, the Company sold its Bass Trigon Software business unit for $3,150 and recognized a gain of $194. Also, in March 2003, the Company recorded a note receivable for $6,232, for which the Company collected $5,932 on April 2, 2003, for its Rohrback Cosasco Systems subsidiary and recognized a gain of $1,809. The Company also disposed of two smaller international offices with a net gain of $92 during fiscal 2003. The net proceeds from dispositions were used to pay down debt.

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

         In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, with certain exceptions. The Company has adopted SFAS No. 149 and the adoption has not had a material impact on its results of operations or financial position.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity" which requires freestanding financial instruments such as mandatorily redeemable shares, forward purchase contracts and written put options to be reported as liabilities by their issuers as well as related new disclosure requirements. The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The application of this statement has not had an effect on the Company's consolidated financial statements.

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

         At September 30, 2003, accrued warranty costs were not material to the consolidated balance sheet.

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

         In the second quarter of fiscal 2004, the Company's Board of Directors had approved a resolution to keep the European Operations and remove them from discontinued operations. Effective in the second quarter of fiscal 2004, the Company reported quarterly and annual results of the European Operations in its continuing operations. Prior-year financial statements have been reclassified to reflect the European Operations as continuing operations.

         We have organized our operations into three business segments: Domestic Core Operations, Canadian Operations and European Operations. Our business segments and a description of the products and services they provide are described below:

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

         European Operations. The European Operations segment provides corrosion control products and services to customers in the petroleum, utility, industrial, marine and offshore markets, as well as to governmental entities in connection with their infrastructure assets.

         Financial information relating to the Company's operations by segment are presented below:

                                      FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                             -------------                 -------------
                                          2003           2002           2003           2002
                                        --------       --------       --------       --------
Revenue:
  Domestic Core Operations              $ 24,820       $ 23,105       $ 48,798       $ 45,560
  Canadian Operations                      6,522          5,180         12,219          9,561
  European Operations                      3,091          3,188          6,468          6,041
                                        --------       --------       --------       --------
                                        $ 34,433       $ 31,473       $ 67,485       $ 61,162
                                        ========       ========       ========       ========
Operating Income:
  Domestic Core Operations              $  4,108       $  3,553       $  8,529       $  6,876
  Canadian Operations                      1,840          1,500          2,814          2,243
  European Operations                        382           (563)           735           (303)
 Corporate Related Costs and Other        (2,723)        (3,071)        (5,379)        (6,898)
                                        --------       --------       --------       --------
                                        $  3,607       $  1,419       $  6,699       $  1,918
                                        ========       ========       ========       ========

 NOTE 12 - REVOLVING CREDIT FACILITY AND SENIOR NOTES

         Revolving Credit Facility. In March 1999, the Company entered into an $80 million revolving credit facility that originally expired on April 30, 2002 (the "Revolving Credit Facility"). Initial borrowings were used to repay existing domestic bank indebtedness. Through a series of subsequent amendments, including an amendment executed by the Company on November 14, 2003 and effective as of October 31, 2003, ("November 2003 Revolver Amendment"), the size of the Revolving Credit Facility was reduced to $27.5 million and the expiration date was extended to January 31, 2004. Borrowings under the Revolving Credit Facility are further limited to borrowing base amounts as defined. The Revolving Credit Facility provides for interest on borrowings at prime plus 5.00% and requires the Company to pay a facility fee of 1.00% on the commitment amount. The rate at September 30, 2003 was 9.0%.

         Borrowings under the Revolving Credit Facility, as amended, are secured by the Company's domestic accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate as well as certain assets in Canada. The Company also has pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The Revolving Credit Facility, as amended, requires the Company to maintain certain financial ratios and places limitations on the Company's ability to pay cash dividends, incur additional indebtedness and make investments, including acquisitions. At September 30, 2003, the Company had $21,887 outstanding under the Revolving Credit Facility. Total availability under the Revolving Credit Facility at September 30, 2003 was approximately $1,298, after giving consideration to the borrowing base limitations, under the Revolving Credit Facility. At September 30, 2003, the Company was in compliance with the financial covenants under the Revolving Credit Facility, as amended by the November 2003 Revolver Amendment.

         Under the terms of the amendments to the Revolving Credit Facility, any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44%, respectively. Any net asset disposition payments to reduce the Revolving Credit Facility will result in a proportionate reduction in the lender's commitments in the Revolving Credit Facility.

         In connection with the Sixth Amendment to the Revolving Credit Facility, the lender group received a warrant ("Revolving Credit Facility Warrant") to purchase 467 of the Company's common shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Revolving Credit Facility Warrant contains a provision which permitted the Company to reduce the amount of the Revolving Credit Facility Warrant by up to 50% based upon prepayments of principal made by the Company under the Revolving Credit Facility prior to July 31, 2003 with cash proceeds received from the disposition of targeted Company assets. These prepayments resulted in the Revolving Credit Facility Warrant being reduced by approximately 82 common shares at July 31, 2003.

         Senior Notes. In January 1998, the Company issued, through a private placement, $30 million of Senior Notes due 2008 (the "Senior Notes"). Through a series of subsequent amendments, including an amendment executed by the Company on November 14, 2003 and effective as of October 31, 2003 (the "November 2003 Senior Notes Amendment"), the terms and conditions of the Senior Notes have been modified to, among other things, change the interest rate payable on the Senior Notes and to defer certain principal payments thereunder. The Senior Notes, as amended, bear interest at 11.35% until January 31, 2004. In addition, the agreement relating to the Senior Notes (the "Senior Notes Agreement"), as amended, provides for any overdue amount to bear an interest rate of the greater of 13.35% or 2.00% over the rate of interest publicly announced by The Bank of New York from time to time in New York City as its Prime Rate on the outstanding principal payments and overdue amounts.

         The Senior Notes require a principal payment of $8,712, which has been deferred pursuant to the November 2003 Senior Notes Amendment to January 31, 2004, and monthly principal payments of $384, the commencement of which has been similarly deferred until February 15, 2004 ("Notes Principal Repayments") and are secured equally and ratably with debt under the Revolving Credit Facility. In addition, the Senior Notes Agreement, as amended, provides that any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44%, respectively. The Company is required to maintain certain financial ratios under the Senior Notes Agreement. As of September 30, 2003, the Company is currently in compliance with the financial covenants under the amended Senior Notes Agreement.

         Within the Senior Notes Agreement is a yield maintenance amount provision, which ensures that the lender is paid the entire interest amount of the Senior Notes. The yield maintenance amount provisions apply to certain optional prepayments of principal under the Senior Notes and provides that the Senior Notes shall be subject to prepayment, in whole at any time or from time to time in part, at the option of the Company, at 100% of the principal amount so prepaid plus interest thereon to the prepayment date and the yield maintenance amount, if any, with respect to each Senior Note. Any partial prepayment of the Senior Notes, which meet certain criteria, shall be applied against the principal amount of the Senior Notes scheduled to become due in the inverse order of maturity thereof. Fiscal year 2003 results include an interest charge of approximately $1,045 relating to the yield maintenance amount provisions of the Senior Notes Agreement.

         In connection with prior amendments in September 2002, the Senior Notes lender received a warrant ("Senior Notes Warrant") to purchase 467 of the Company's Common Shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The

Senior Notes Warrant contains a provision which permitted the Company to reduce the amount of the Senior Notes Warrant by up to 50% based upon prepayments of principal made by the Company under the Senior Notes prior to July 31, 2003 with cash proceeds received from the disposition of targeted Company assets. These prepayments resulted in the Senior Notes Warrant being reduced by approximately 82 common shares at July 31, 2003.

         The Proposed Transaction. As previously publicly reported, the Company has entered into a non-binding letter of intent with an undisclosed investment firm with respect to the recapitalization and refinancing of the Company (the "Proposed Transaction"). The Proposed Transaction is subject to a number of conditions, including that the parties secure commitments for senior and subordinated debt financing and that the parties enter into definitive agreements. In addition, the proposed transaction would require approval from the Company's shareholders as well as from the lenders under both the Revolving Credit Facility and the Senior Notes. Each of the November 2003 Revolver Amendment and the November 2003 Senior Notes Amendment requires the Company to meet certain milestones related to its efforts to consummate the Proposed Transaction, which the Company has satisfied to date. There can be no assurance that the Proposed Transaction will be consummated, and if consummated, what the terms for such transaction will be.

         If the Company cannot successfully consummate the Proposed Transaction on or before January 31, 2004, it will need to negotiate arrangements with its lenders to, among other things, extend the maturity of the Revolving Credit Facility and defer the Notes Principal Repayments beyond January 31, 2004. There can be no assurance, however, that the Company will be able to reach acceptable arrangements with its existing lenders or on what terms such arrangements would be. If the Company is not able to negotiate mutually acceptable arrangements with its existing lenders, events could occur that would have a material adverse effect on the Company's liquidity and financial condition and could result in its inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

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

         Amortizable intangibles at September 30, 2003 amounted to a net book value of $994. These intangibles are primarily related to patents and trademarks with useful lives ranging from 3 to 15 years. Amortization expense for each of the next five years is expected to be $242.

   NOTE 14 - SUBSEQUENT EVENT

         During the second quarter of fiscal 2004, the Company recorded an impairment charge relating to its Middle East Operations. Subsequent to the second quarter of fiscal 2004, the Company has signed a purchase agreement with an undisclosed buyer of its Middle East Operations. The transaction is anticipated to close prior to the fiscal 2004 year-end but is subject to local government approval and other closing conditions. There can be no assurance that this transaction will be completed.

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

         In the second quarter of fiscal 2004, the Company's Board of Directors had approved a resolution to keep the European Operations and remove them from discontinued operations. Effective in the second quarter of fiscal 2004, the Company reported quarterly and annual results of the European Operations in its continuing operations. Prior-year financial statements have been reclassified to reflect the European Operations as continuing operations.

         During fiscal 2004, the Company sold its Asia Pacific Operations for a minimal loss after taking into account an impairment charge on net assets which was recorded during the fourth quarter of fiscal 2003 totaling $1.6 million. During fiscal 2003, four non-strategic business units were sold. These dispositions included Rohrback Cosasco Systems subsidiary, Bass Trigon Software business unit and two smaller international offices. The proceeds from these dispositions were used to pay down debt. For further information about our discontinued operations see Note 8, Assets and Liabilities Held for Sale, Notes to Consolidated Financial Statements.

SEGMENTS

         We have organized our operations into three business segments: Domestic Core Operations, Canadian Operations and European Operations. Our non-core domestic, which were sold in fiscal 2003, our Asia Pacific, which was sold in the first quarter of fiscal 2004, and our Middle East Operations are reported as discontinued operations. Our business segments and a description of the products and services they provide are described below:

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

         CANADIAN OPERATIONS. Our Canadian Operations segment provides corrosion control, pipeline integrity and inspection services to customers in Canada, which are primarily in the oil and gas industry. These customers include pipeline operators and petrochemical plants and refineries. The Canadian Operations segment also includes production facilities that assemble products such as anodes and rectifiers.

         EUROPEAN OPERATIONS. The European Operations segment provides corrosion control products and services to customers in the petroleum, utility, industrial, marine and offshore markets, as well as to governmental entities in connection with their infrastructure assets.

A. RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES
--------

         Revenues from continuing operations for the fiscal 2004 second quarter totaled $34.4 million compared to $31.5 million in the fiscal 2003 second quarter, an increase of $2.9 million, or 9.4%. Revenues from the discontinued operations were $2.6 million in the fiscal 2004 second quarter compared to $7.6 million in the prior-year period. The decrease in discontinued operations is primarily attributable to the sale of several discontinued businesses.

         Fiscal 2004 second quarter revenues relating to our Domestic Core Operations segment totaled $24.8 million compared to $23.1 million in the fiscal 2003 second quarter, an increase of $1.7 million or 7.4%. This revenue increase relates primarily to a large engineering project that started in late calendar 2002 and is scheduled to continue into fiscal year 2005. Also, contributing to this increase were improved revenue levels in our coatings services and material sales businesses compared to the prior-year period.

         Our Canadian Operations segment revenues for the second quarter of fiscal 2004 totaled $6.5 million compared to $5.2 million in the prior-year second quarter, an increase of $1.3 million or 25.9%. This increase is due primarily to increased volume of material and rectifier sales as well as increases in the energy segment of our business.

         Our European Operations segment revenues for the second quarter of fiscal 2004 totaled $3.1 million compared to $3.2 million in the prior-year second quarter, a decrease of $0.1 million or 3.1%. Revenues remained relatively flat quarter-over-quarter.

GROSS PROFIT
------------

         Gross profit margins were 33.4% for the fiscal 2004 second quarter compared to 33.5% for the fiscal 2003 second quarter. Gross margins continue to benefit from a number of high margin jobs offset by lower margin material sales in our Domestic Core Operations and Canadian Operations, as well as our overall continued effort to improve operating efficiencies and productivity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

         Selling, general and administrative expenses totaled $7.9 million (22.9% of revenues) for the fiscal 2004 second quarter compared to $9.1 million (29.0% of revenues) in the fiscal 2003 second quarter, a decrease of $1.2 million. The fiscal 2004 second quarter had $0.6 million related to professional fees associated with our lender requirements while the fiscal 2003 second quarter had $0.7 million in professional fees related to lender requirements, $0.7 million of pension expense related to our European Operations and a $0.5 million impairment charge recorded for our European Operations. Selling, general and administrative expenses, as a percentage of revenue, continue to show positive results from our efforts to streamline our operations.

OPERATING INCOME FROM CONTINUING OPERATIONS
-------------------------------------------

         Operating income totaled $3.6 million in the second quarter of fiscal 2004 compared to $1.4 million for the fiscal 2003 second quarter, an increase of $2.2 million. The increase in operating income in the fiscal 2004 second quarter resulted from improved revenue levels and lower operating expenses.

INTEREST EXPENSE
----------------

         Interest expense totaled $1.6 million in the second quarter of fiscal 2004 compared to $1.5 million in the fiscal 2003 second quarter, an increase of $0.1 million. Interest rates increased as a result of amending our credit facilities, which were partially offset by lower debt levels.

INCOME TAX PROVISION
--------------------

         The Company recorded a provision for income taxes of $0.7 million for the fiscal 2004 second quarter compared to a provision of $0.4 million for the fiscal 2003 second quarter. Our income tax provision is based on our effective tax rate. Our effective tax rate is based on the statutory rates in effect in the countries in which we operate. The Company recorded a provision below the statutory tax rate of 34% since the Company has utilized the tax benefits of losses in the Domestic Core Operations for which a previously recorded valuation allowance has been provided for. The Company intends to maintain a full valuation allowance on its domestic net deferred tax assets and net operating loss carry-forwards until sufficient evidence exists to support the reversal of the remaining reserve.

INCOME (LOSS) FROM CONTINUING OPERATIONS
----------------------------------------

         Income from continuing operations for the fiscal 2004 second quarter was $1.3 million compared to a loss of $0.5 million in the second quarter of fiscal 2003, an increase of $1.8 million. The fiscal 2004 second quarter increase in operating income is the result of improved revenue levels improved operating efficiencies and our overall efforts to streamline operations.

DISCONTINUED OPERATIONS
-----------------------

         Loss from discontinued operations for the fiscal 2004 second quarter was $3.2 million compared to a loss from discontinued operations of $2.8 million in the prior-year period, an increase of $0.4 million. Also, during the second quarter of fiscal 2004, the Company recorded a $3.3 million impairment charge on net assets related to its Middle East Operations, which is included in discontinued operations.

NET LOSS
--------

         Net loss totaled $1.9 million in the second quarter of fiscal 2004 compared to a net loss of $3.4 million in the prior-year period, an increase in earnings of $1.5 million. Loss per share on a diluted basis totaled $0.20 per share compared to $0.40 in the year-earlier period.

         RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2002

REVENUES
--------

         Revenues from continuing operations for the six months ended September 30, 2003 totaled $67.5 million compared to prior-year revenues of $61.2 million, an increase of $6.3 million or 10.3%. Revenues from the discontinued operations were $6.1 million for the first six months of fiscal 2004 compared to $13.8 million in the prior-year period, a decrease of $7.8 million. The decrease in discontinued operations is primarily attributable to the sale of several discontinued businesses.

         For the six months ended September 30, 2003, revenues relating to the Domestic Core Operations totaled $48.8 million compared to prior-year results of $45.6 million, an increase of $3.2 million or 7.1%. This revenue increase relates primarily to a large engineering project that started in late calendar 2002 and is scheduled to continue into fiscal year 2005. Also contributing to this increase were improved revenue levels in our coatings services and material sales businesses compared to the prior-year period.

         The Canadian Operations' revenues for the six months ended September 30, 2003 totaled $12.2 million compared to prior-year results of $9.6 million, an increase of $2.7 million or 27.8%. The increase is primarily due to increased material and rectifier sales. The increase is due primarily to increased volume of material and rectifier sales as well as increases in the energy segment of our business.

         The European Operations' revenues for the six months ended September 30, 2003 totaled $6.5 million compared to prior-year results of $6.0 million, an increase of $0.5 million or 7.1%. The increase is primarily due to improved volume levels of material sale year-over-year.

GROSS PROFIT
------------

         Consolidated gross profit margins were 33.4% for the six months ended September 30, 2003 compared to 32.8% for the prior-year period. Gross margins continue to benefit from a number of high margin jobs in both the Domestic Core Operations and the Canadian Operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

         Selling, general and administrative expenses totaled $15.9 million (23.5% of revenues) for the six months ended September 30, 2003 compared to $18.2 million (29.7% of revenues) for the prior-year period. Selling, general and administrative expenses for the six months ended September 30, 2003 had $1.0 million related to professional fees associated with our lender requirements while the prior-year period had $1.6 million in professional fees related to lender requirements, $0.7 million related to pension expense related to our European Operations and a $0.5 million impairment charge recorded for our European Operations. Selling, general and administrative expenses, as a percentage of revenue, continue to show positive results from our efforts to streamline our operations.

OPERATING INCOME FROM CONTINUING OPERATIONS
-------------------------------------------

         Operating income from continuing operations totaled $6.7 million for the six months ended September 30, 2003 compared to $1.9 million in the prior-year period, an increase in earnings of $4.8 million. This increase is primarily related to the prior-years restructuring costs incurred and improved revenues generated during the current fiscal year.

INTEREST EXPENSE
----------------

         Interest expense totaled $3.1 million for the six months ended September 30, 2003 compared to $2.8 million in the prior-year period. Interest rates increased as a result of amending our credit facilities, which were partially offset by the lower debt levels.

INCOME TAX PROVISION
--------------------

         The Company recorded a provision for income taxes of $1.0 million for the six months ended September 30, 2003 compared to a provision of $0.8 million in the prior-year period. Our income tax provision is based on our effective tax rate. Our effective tax rate is based on the statutory rates in effect in the countries in which we operate. The Company recorded a provision below the statutory tax rate of 34% since the Company has not realized the tax benefits of losses in the domestic operations for which a previously recorded valuation allowance has been provided for. The Company intends to maintain a full valuation allowance on its domestic net deferred tax assets and net operating loss carryforwards until sufficient evidence exists to support the reversal of the remaining reserve.

INCOME (LOSS) FROM CONTINUING OPERATIONS
----------------------------------------

         The income from continuing operations totaled $2.6 million for the six months ended September 30, 2003 compared to a loss of $1.7 million of income from continuing operations in the prior-year period, an increase in earnings of $4.3 million. The fiscal 2004 six months operating income is the result of improved revenue levels, improved operating efficiencies and our overall efforts to streamline operations.

DISCONTINUED OPERATIONS
-----------------------

         Loss from discontinued operations for the first six months of fiscal 2004 was $3.7 million compared to $4.1 million in the prior-year period, a decrease in loss of $0.4 million. The decreased loss is primarily related to the fact that several non-core businesses had been disposed of during the fiscal 2003 year. This improvement was partially offset by a $3.3 million impairment charge on net assets related to its Middle East Operations, which was recorded in first six months of fiscal 2004 and is included in the discontinued operations.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
-----------------------------------------

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

NET LOSS
--------

         Net loss totaled $1.0 million for the six months ended September 30, 2003 compared to $24.0 million in the prior-year period, an improvement of $23.0 million, which was primarily attributable to non-cash goodwill impairment charges as a result of a change in accounting principle in the prior-year, improved revenue levels, improved operating efficiencies and our overall efforts to streamline operations. Loss per share on a diluted basis totaled $0.11 per share compared to $2.87 per share in the prior-year period.

B.       LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, the Company had negative working capital of $25.2 million excluding net assets held for sale, compared to negative $28.3 million at March 31, 2003, excluding net assets held for sale, which was an improvement of $3.1 million. This improvement is primarily attributable to increases in accounts receivable and reductions in current debt levels. Also, our accounts receivable increased $7.5 million primarily due to this being our seasonally busiest time of the year.

         During the first six months of fiscal year 2004, cash provided by operating activities totaled $0.9 million compared to cash provided by operating activities of $3.7 million in the year-earlier period. Cash used in investing activities totaled $0.2 million during the first six months of fiscal 2004, which included $0.3 million for capital expenditures, offset by, $0.1 million of proceeds from the disposal of capital assets. This compares to cash used in investing activities totaling $0.2 million during the first six months of fiscal 2003, which included $0.2 million used for capital expenditures, which was offset by proceeds of less than $0.1 million from the disposal of capital assets. Cash used for financing activities totaled $2.9 million, which was used to pay down debt during the first six months of fiscal 2004 compared to cash used by financing activities of less than $1.8 million that was used to pay down debt in the first six months of fiscal 2003.

         Revolving Credit Facility. In March 1999, the Company entered into an $80 million revolving credit facility that originally expired on April 30, 2002 (the "Revolving Credit Facility"). Initial borrowings were used to repay existing domestic bank indebtedness. Through a series of subsequent amendments, including an amendment executed by the Company on November 14, 2003 and effective as of October 31, 2003, ("November 2003 Revolver Amendment"), the size of the Revolving Credit Facility was reduced to $27.5 million and the expiration date was extended to January 31, 2004. Borrowings under the Revolving Credit Facility are further limited to borrowing base amounts as defined. The Revolving Credit Facility provides for interest on borrowings at prime plus 5.00% and requires the Company to pay a facility fee of 1.00% on the commitment amount.

         Borrowings under the Revolving Credit Facility, as amended, are secured by the Company's domestic accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate as well as certain assets in Canada. The Company also has pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The Revolving Credit Facility, as amended, requires the Company to maintain certain financial ratios and places limitations on the Company's ability to pay cash dividends, incur additional indebtedness and make investments, including acquisitions. At September 30, 2003, the Company had $21.9 million outstanding under the Revolving

Credit Facility. Total availability under the Revolving Credit Facility at September 30, 2003 was approximately $1.3 million, after giving consideration to the borrowing base limitations, under the Revolving Credit Facility. At September 30, 2003, the Company was in compliance with the financial covenants under the Revolving Credit Facility, as amended by the November 2003 Revolver Amendment.

         Under the terms of the amendments to the Revolving Credit Facility, any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44%, respectively. Any net asset disposition payments to reduce the Revolving Credit Facility will result in a proportionate reduction in the lender's commitments in the Revolving Credit Facility.

         In connection with the Sixth Amendment to the Revolving Credit Facility, the lender group received a warrant ("Revolving Credit Facility Warrant") to purchase 467,000 of the Company's common shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Revolving Credit Facility Warrant contains a provision which permitted the Company to reduce the amount of the Revolving Credit Facility Warrant by up to 50% based upon prepayments of principal made by the Company under the Revolving Credit Facility prior to July 31, 2003 with cash proceeds received from the disposition of targeted Company assets. These prepayments resulted in the Revolving Credit Facility Warrant being reduced by approximately 82,000 common shares at July 31, 2003.

         Senior Notes. In January 1998, the Company issued, through a private placement, $30 million of Senior Notes due 2008 (the "Senior Notes"). Through a series of subsequent amendments, including an amendment executed by the Company on November 14, 2003 and effective as of October 31, 2003 (the "November 2003 Senior Notes Amendment"), the terms and conditions of the Senior Notes have been modified to, among other things, change the interest rate payable on the Senior Notes and to defer certain principal payments thereunder. The Senior Notes, as amended, bear interest at 11.35% until January 31, 2004. In addition, the agreement relating to the Senior Notes (the "Senior Notes Agreement"), as amended, provides for any overdue amount to bear an interest rate of the greater of 13.35% or 2.00% over the rate of interest publicly announced by The Bank of New York from time to time in New York City as its Prime Rate on the outstanding principal payments and overdue amounts.

         The Senior Notes require a principal payment of $8.7 million, which has been deferred pursuant to the November 2003 Senior Notes Amendment to January 31, 2004, and monthly principal payments of $0.4 million, the commencement of which has been similarly deferred until February 15, 2004 ("Notes Principal Repayments") and are secured equally and ratably with debt under the Revolving Credit Facility. In addition, the Senior Notes Agreement, as amended, provides that any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44%, respectively. The Company is required to maintain certain financial ratios under the Senior Notes Agreement. As of September 30, 2003, the Company is currently in compliance with the financial covenants under the amended Senior Notes Agreement.

         Within the Senior Notes Agreement is a yield maintenance amount provision, which ensures that the lender is paid the entire interest amount of the Senior Notes. The yield maintenance amount provisions apply to certain optional prepayments of principal under the Senior Notes and provides that the Senior Notes shall be subject to prepayment, in whole at any time or from time to time in part, at the option of the Company, at 100% of the principal amount so prepaid plus interest thereon to the prepayment date and the yield maintenance amount, if any, with respect to each Senior Note. Any partial prepayment of the Senior Notes, which meet certain criteria, shall be applied against the principal amount of the Senior Notes scheduled to become due in the inverse order of maturity thereof. Fiscal year 2003 results include an interest charge of approximately $1.0 million relating to the yield maintenance amount provisions of the Senior Notes Agreement.

         In connection with prior amendments in September 2002, the Senior Notes lender received a warrant ("Senior Notes Warrant") to purchase 467,000 of the Company's Common Shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Senior Notes Warrant contains a provision which permitted the Company to reduce the amount of the Senior Notes Warrant by up to 50% based upon prepayments of principal made by the Company under the Senior Notes prior to July 31, 2003 with cash proceeds received from the disposition of targeted Company assets. These prepayments resulted in the Senior Notes Warrant being reduced by approximately 82,000 common shares at July 31, 2003.

         The Proposed Transaction. As previously publicly reported, the Company has entered into a non-binding letter of intent with an undisclosed investment firm with respect to the recapitalization and refinancing of the Company (the "Proposed Transaction"). The Proposed Transaction is subject to a number of conditions, including that the parties secure commitments for senior and subordinated debt financing and that the parties enter into definitive agreements. In addition, the proposed transaction would require approval from the Company's shareholders as well as from the lenders under both the Revolving Credit Facility and the Senior Notes. Each of the November 2003 Revolver Amendment and the November 2003 Senior Notes Amendment requires the Company to meet certain milestones related to its efforts to consummate the Proposed Transaction, which the Company has satisfied to date. There can be no assurance that the Proposed Transaction will be consummated, and if consummated, what the terms for such transaction will be.

         If the Company cannot successfully consummate the Proposed Transaction on or before January 31, 2004, it will need to negotiate arrangements with its lenders to, among other things, extend the maturity of the Revolving Credit Facility and defer the Notes Principal Repayments beyond January 31, 2004. There can be no assurance, however, that the Company will be able to reach acceptable arrangements with its existing lenders or on what terms such arrangements would be. If the Company is not able to negotiate mutually acceptable arrangements with its existing lenders, events could occur that would have a material adverse effect on the Company's liquidity and financial condition and could result in its inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

         The following table summarized the Company's contractual obligations at September 30, 2003:

                                                   PAYMENTS DUE BY PERIOD
                                -----------------------------------------------------------
                                            LESS THAN      1 - 3        4 - 5       AFTER 5
(IN THOUSANDS)                   TOTAL      ONE YEAR       YEARS        YEARS         YEARS
                                -------      -------      -------      -------      -------
Indebtedness:
  Senior Notes                  $25,352      $25,352      $  --        $  --        $  --
  Revolving Line of Credit       21,887       21,887         --           --           --
  Other Debt Obligations          2,068        1,420          648         --           --
  Operating Leases                6,712        2,291        3,471          750          200
                                -------      -------      -------      -------      -------
Total Contractual Cash


    Obligations                 $56,019      $50,950      $ 4,119      $   750      $   200
                                =======      =======      =======      =======      =======


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

         OUR ABILITY TO OBTAIN EXTENSIONS, AMENDMENTS AND WAIVERS UNDER OUR DEBT AGREEMENTS AND AVAILABILITY OF ADDITIONAL SOURCES OF FINANCING AND CAPITAL. The Company is currently in compliance with all its financial ratios required to be maintained under the amended debt agreements, which includes its net worth covenant and its operating income before depreciation and amortization financial covenant. During November of fiscal 2004, we amended our Revolving Credit Facility and Senior Notes to extend the maturity date under the Credit Facility and defer certain principal payments under the Senior Notes. As amended, both the Revolving Credit Facility and the Senior Notes require that the Company meet certain milestones related to its efforts to refinance this debt. As amended, the Revolving Credit Facility expires on January 31, 2004, and it will be necessary for us to amend this Revolving Credit

Facility to extend the expiration date. If we are unable to negotiate a further amendment to the Revolving Credit Facility, which, among other things, extends the maturity of the Revolving Credit Facility beyond January 31, 2004, it will be necessary for us to refinance or repay this debt. We cannot assure that we will be able to accomplish such a transaction on terms acceptable to us or at all. Failure to do so would have a material adverse effect on our liquidity and financial condition and could result in our inability to operate as a going concern. If we are unable to operate as a going concern, we may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors. In addition, the Senior Notes, as amended, require a principal payment of $8.7 million by January 31, 2004 and monthly principal payments of $0.4 million commencing on February 15, 2004. We cannot assure that we will be able to make these payments when due, which will result in our being in default under the Senior Notes and, in that event, the Senior Notes lender may pursue its remedies against us for such a default, including acceleration of principal, which would have a material adverse effect on our liquidity and financial condition and could result in our inability to operate as a going concern. If we are unable to operate as a going concern and are unable to complete the proposed transaction (see below), we may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors. If we are unable to complete the proposed transaction, we intend to seek other financing during fiscal 2004 to pay down the Senior Notes and the Revolving Credit Facility. There can be no assurance, however, that we will be able to obtain other financing or as to the terms and conditions under which such financing may be available.

         The Proposed Transaction. As previously publicly reported, the Company has entered into a non-binding letter of intent with an undisclosed investment firm with respect to the recapitalization and refinancing of the Company (the "Proposed Transaction"). The Proposed Transaction is subject to a number of conditions, including that the parties secure commitments for senior and subordinated debt financing and that the parties enter into definitive agreements. In addition, the proposed transaction would require approval from the Company's shareholders as well as from the lenders under both the Revolving Credit Facility and the Senior Notes. Each of the November 2003 Revolver Amendment and the November 2003 Senior Notes Amendment requires the Company to meet certain milestones related to its efforts to consummate the Proposed Transaction, which the Company has satisfied to date. There can be no assurance that the Proposed Transaction will be consummated, and if consummated, what the terms for such transaction will be.

         If the Company cannot successfully consummate the Proposed Transaction on or before January 31, 2004, it will need to negotiate arrangements with its lenders to, among other things, extend the maturity of the Revolving Credit Facility and defer the Notes Principal Repayments beyond January 31, 2004. There can be no assurance, however, that the Company will be able to reach acceptable arrangements with its existing lenders or on what terms such arrangements would be. If the Company is not able to negotiate mutually acceptable arrangements with its existing lenders, events could occur that would have a material adverse effect on the Company's liquidity and financial condition and could result in its inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

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

         OUR COMPLIANCE WITH THE LISTING STANDARDS AND REPORTING REQUIREMENTS OF THE STOCK EXCHANGE ON WHICH OUR COMMON SHARES TRADE. We are required by the stock exchange on which we list our common shares for trading to maintain certain listing standards and meet certain reporting requirements in order to continue trading and to remain listed on that exchange. In September 2003, we received a notice from the American Stock Exchange confirming that as of June 30, 2003 we did not have a sufficient amount of shareholders' equity to meet its guidelines. We have since submitted a plan to the American Stock Exchange that we believe demonstrates our ability to meet or exceed the required listing standards, however, if we cannot demonstrate that we will be in compliance within 18 months of June 30, 2003, our common shares may not be allowed to trade on the stock exchange. In such case, we would pursue an alternative trading venue although it may make it more difficult for us to raise funds through the sale of our securities. In addition, it may make it more difficult for an investor to dispose of, or to obtain accurate quotations of, our common shares and negatively impact the market price. Our shares had been suspended from trading on the American Stock Exchange in August 2002, because of, among other reasons, the late filing of our Form 10-K/A for the fiscal year ended March 31, 2002. There can be no assurances that our shares will not be delisted or that trading will not be suspended again and if so, that trading would be permitted to resume.

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

         THE IMPACT OF CHANGING GLOBAL, POLITICAL AND ECONOMIC CONDITIONS. Changing political and economic conditions regionally or worldwide can adversely impact our business. Deteriorating political and general economic conditions may result in customers delaying or canceling contracts and orders for our products and services, difficulties and inefficiencies in the performance of our services including work stoppages, and difficulties in collecting payment from our customers. As a result, such conditions can negatively impact our results of operations and our cash flows. Moreover, we have operations in the Middle East region with revenues totaling $6.1 million for the six months of fiscal 2004 and net assets of approximately $2.6 million at September 30, 2003. These operations can be negatively impacted by changing economic and political conditions. All of our international operations except Canada and our European Operations are a part of the Company's net assets held for sale.

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

D.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of various interest entities as defined in the Interpretation. The provisions of FIN 46 are effective on February 1, 2003 for all variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003 the provisions of this statement are effective for periods ending after December 31, 2003. The Company does not expect the adoption of this Interpretation to have a material impact on its results of operations or financial position.

         In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, with certain exceptions. The adoption of SFAS No. 149 did not have a material impact on the results of operations or financial position of the Company.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity" which requires freestanding financial instruments such as mandatorily redeemable shares, forward purchase contracts written put options to be reported as liabilities by their issuers as well as related new disclosure requirements. The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The application of this Statement did not have an effect on the Company's consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------

MARKET RISK DISCLOSURES

         In the normal course of business, our operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing our business.

INTEREST RATE RISK

         Our primary interest rate risk exposure results from our variable interest rate Revolving Credit Facility, Senior Notes and various smaller lines of credit that we maintain with foreign banks. If interest rates were to increase 200 basis points (2%) from the rates at September 30, 2003 rates, and assuming no changes in debt from the September 30, 2003 levels, the additional annual expense would be approximately $1.0 million on a pre-tax basis.

FOREIGN OPERATIONS AND FOREIGN CURRENCY EXCHANGE RISK

         Our foreign subsidiaries generally conduct business in local currencies, creating foreign exchange risk. During the first six months of fiscal 2004, the Company recorded a favorable foreign currency translation adjustment of $0.9 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the United States Dollar in relation to the Canadian Dollar and the British Pound. We do not enter into derivatives to hedge foreign currency exchange risk. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

ITEM 4.  CONTROLS AND PROCEDURES
-------

(b)  Evaluation of Disclosure Controls and Procedures.

         The Company's Chief Executive Officer and Chief Financial Officer (the "Senior Officers"), with the participation of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Senior Officers have concluded that, as of September 30, 2003, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no changes in internal controls that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company's internal controls.

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

         On July 25, 2002, a summons and complaint was issued from the Circuit Court for the County of Ingham, Michigan. The action was commenced by Blogett Oil Company, Inc. and other owners and operators of underground storage tanks systems on behalf of themselves and others similarly situated. The complaint relates to the MDEQ regulatory proceeding described immediately above and names both the Company and MDEQ. The plaintiffs seek an unspecified amount of damages in excess of $25,000 from Corrpro. The plaintiffs also seek injunctive relief prohibiting the MDEQ from declaring that underground storage tanks upgraded by the Company do not meet the current requirement for corrosion protection set forth by law. On November 18, 2002, the court issued an order certifying the underlying class. The Michigan Court of Appeals denied the Company's application for leave to appeal the Circuit Court's order certifying the underlying class. By letters dated July 7, 2003 and thereafter, the MDEQ issued a notice to certain owners and operators of tanks upgraded based on the Company's assessment method that they had until October 7, 2003 to comply with certain actions specified in the MDEQ's notice. In October 2003, the Company and a steering committee representing the class of plaintiffs reached an agreement, subject to court approval, pursuant to which the class of plaintiffs would agree to settle all outstanding matters between the class and the Company and to dismiss the case as to the Company with prejudice. On October 29, 2003 the Circuit Court for the County of Ingham, Michigan approved the settlement and dismissed with prejudice the litigation as to the Company. The settlement amount itself was funded pursuant to applicable policies of insurance maintained by the Company.

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

B.       Reports on Form 8-K

         1. On July 9, 2003, the Registrant furnished a Report on Form 8-K, reporting under Items 7 and 9 thereof the announcement of the operating and financial results for its fiscal year ended March 31, 2003.

         2.       On July 18, 2003, the Registrant filed a Report on Form
                  8-K, reporting under Items 7 and 9 thereof of the announcement of the sale of its Asian operations.

         3. On August 4, 2003, the Registrant filed a Report on Form 8-K, reporting under Items 7 and 9 thereof the status of the negotiations with its senior lenders, and the mailing of its 2003 annual report to shareholders.

         4. On August 14, 2003, the Registrant filed a Report on Form 8-K, reporting under Items 5 and 7 thereof that its bank debt maturity was extended and senior note amortization was rescheduled.

         5. On August 20, 2003, the Registrant furnished a Report on Form 8-K, reporting under Item 12 thereof the announcement of the operating and financial results for the fiscal quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CORRPRO COMPANIES, INC.
                                                 (Registrant)



Date: November 14, 2003                       /s/  Joseph W. Rog
                                     ------------------------------------
                                                 Joseph W. Rog
                                       Chairman of the Board, President
                                          and Chief Executive Officer

                                             /s/  Robert M. Mayer
                                     -------------------------------------
                                                Robert M. Mayer
                                         Senior Vice President, Chief
                                               Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit
  No.            Exhibit
  ---            -------

10.1 Form Of Amendment To Executive Officer Employment Agreement By And Between The Company And Certain Executive Officers And Schedule Thereto.

10.2 Amendment To November 2000 Agreement By And Between Corrpro Companies, Inc., Commonwealth Seager Holdings Ltd, Corrtech Consulting Group, and Barry W. Schadeck.

10.3 Consulting Agreement dated April 1, 2003 by and between Commonwealth Seager Holdings Ltd. and Corrtech Consulting Group.

31.1     Rule 13a-14(a) Certification Chief Executive Officer

31.2     Rule 13a-14(a) Certification Chief Financial Officer

32.1     Section 1350 Certification Chief Executive Officer

32.2     Section 1350 Certification Chief Financial Officer