Form 10-Q/A
period 2003-09-30
CORRPRO COMPANIES INC /OH/
filed 2003-11-26
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 ----------------------------------------------

                                   FORM 10-Q/A
       (Mark One)

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



                                          CORRPRO COMPANIES, INC.
                                               (Registrant)



Date: November 26, 2003                     /s/  Joseph W. Rog
                                   ------------------------------------
                                               Joseph W. Rog
                                     Chairman of the Board, President
                                        and Chief Executive Officer



                                           /s/  Robert M. Mayer
                                   -------------------------------------
                                              Robert M. Mayer
                                       Senior Vice President, Chief
                                             Financial Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit
   No.            Exhibit
-------           -------

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

10.3     Consulting Agreement dated April 1, 2003 by and between
         Commonwealth Seager Holdings Ltd. and Corrtech Consulting Group.

10.4 Tenth Amendment to Credit Agreement dated as of October 31, 2003 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among the Company, CSI Coating Systems, Inc. and the Lenders party thereto.

10.5 Amendment dated as of October 31, 2003 between the Company and The Prudential Insurance Company of America relating to the Note Purchase Agreement dated as of January 21, 1998.

31.1     Rule 13a-14(a) Certification Chief Executive Officer

31.2     Rule 13a-14(a) Certification Chief Financial Officer

32.1     Section 1350 Certification Chief Executive Officer

32.2     Section 1350 Certification Chief Financial Officer