Form 10-K/A
period 2003-03-31
CORRPRO COMPANIES INC /OH/
filed 2004-02-13
CIK 907072

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2003
☐	or TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 1-12282

CORRPRO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1422570

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1090 Enterprise Drive, Medina, Ohio	44256

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 723-5082

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:

Common Shares without par value	NONE

(Title of Class)	(Title of Class)

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

YES ☒                                        NO ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES ☐                                        NO ☒

      The aggregate market value of Common Shares held by nonaffiliates of the Registrant was approximately $5,297,214 at September 30, 2002. For purposes of this calculation, the Registrant deems the Common Shares held by its Directors, executive officers and holders of 10% or more of its Common Shares to be Common Shares held by affiliates.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

8,440,847
(Number of Common Shares outstanding as of June 23, 2003.)

DOCUMENTS INCORPORATED BY REFERENCE

Certain documents are incorporated from prior filings (see Part IV of this Annual Report on Form 10-K/A).

PART I

ITEM 1. BUSINESS

General

     Corrpro Companies, Inc. was founded in 1984 and is organized under the laws of the State of Ohio. As used in this report, the terms “Corrpro” and the “Company” mean Corrpro Companies, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

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

     Until such time when the Company is able to refinance the Senior Notes and Revolving Credit Facility it will attempt to negotiate arrangement with its lenders to, among other things, waive the covenant violations under the Senior Notes and Revolving Credit Facility agreement, extend the maturity of the Revolving Credit Facility beyond July 31, 2003 and defer the principal payments due under the Senior Notes. If the Company is not able to negotiate mutually acceptable arrangements with its existing lenders, events could occur that would have a material adverse effect on the Company’s liquidity and financial condition and could result in its inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

Products and Services

     Corrpro provides corrosion control related services, systems, equipment and materials to the infrastructure, environmental and energy markets. Our products and services include (i) corrosion control engineering services, systems and equipment (“corrosion control”), (ii) coatings services (“coatings”) and (iii) pipeline integrity and risk assessment services.

     Corrosion Control. Corrpro’s specialty in the corrosion control market is cathodic protection. We offer a comprehensive range of services in this area, which include the design, manufacture, installation, maintenance and monitoring of cathodic protection systems. Cathodic protection is an electrochemical process that prevents corrosion for new structures and stops the corrosion process for existing structures. It can provide a cost-effective alternative to the replacement of corroding structures. In order to understand how cathodic protection works, it is helpful to first understand the corrosion process. Steel, the most common metal protected by cathodic protection, is produced from iron ore. To produce steel, the iron ore is subjected to a refining process that adds energy. Once the steel is put back into the environment, it begins to revert back to its original state (i.e., iron ore) by releasing the added energy back into the surrounding environment. This process of dispersing energy is called corrosion. Cathodic protection electrodes, called anodes, are placed near, and connected to, the structure to be protected (i.e., the cathode). Anodes are typically made from cast iron, graphite, aluminum, zinc or magnesium. A cathodic protection system works by passing an electrical current from the anode to the cathode. This process maintains the energy level on the cathode, thus stopping it from corroding. Instead, the anode corrodes, sacrificing itself to maintain the integrity of the structure. In order for the electrical current to pass from the anode to the cathode, they both must be in a common environment. Therefore, cathodic protection can only be used to protect structures that are buried in soil, submerged in water or encased in concrete. Structures commonly protected against corrosion by the cathodic protection process include oil and gas pipelines, offshore platforms, above and underground storage tanks, ships, electric power plants, bridges, parking garages, transit systems and water and wastewater treatment equipment.

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

Dispositions

     In July 2002, the Company’s Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. The Company intends to sell non-core business units and use the proceeds to reduce debt. The Company has engaged outside professionals to assist in the disposition of the domestic and international non-core business units. Prior to the quarter ended September 30, 2002, the Company’s non-core domestic and international units were reported as the Other Operations and International Operations reporting segments. Effective as of the quarter ended September 30, 2002, the Other Operations and the International Operations reporting segments have been eliminated and the non-core domestic and international units are reported as discontinued operations. Prior-year financial statements have been reclassified to reflect these non-core units as discontinued operations, which are also referred to as “assets and liabilities held for sale.”

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

     On March 20, 2002, the Company announced that it had discovered accounting irregularities caused by apparent internal misconduct in its Australian subsidiary. The accounting irregularities involved the overstatement of revenues and understatement of expenses by the Australian companies. The irregularities were discovered by Corrpro management in connection with an internal review of the subsidiary’s working capital management practices and cash flow problems inconsistent with the subsidiary’s reported results. Upon discovering the irregularities, the Company immediately began an internal investigation conducted under the direction of the Audit Committee of its Board of Directors. The Audit Committee subsequently retained special counsel in connection with the investigation and retained the forensic investigation unit of the accounting firm Deloitte Touche Tohmatsu.

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

     On April 24, 2002, the creditors of the Australian subsidiary resolved that the Administrators of the Australian subsidiary should enter into a Deed of Company Arrangement. The Deed of Company Arrangement became effective May 1, 2002. The arrangement required the Australian subsidiary to make unsecured payments to the Administrators for the Administrator’s fees, certain employee benefit programs and unsecured creditors. The Company is not required to fund any of these unsecured payments. The Company did guarantee payment of the Australian subsidiary’s bank debt, which totaled $1.1 million at March 31, 2003. This amount is classified as current portion of Long-Term Debt.

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

     Domestic Core Operations. Our Domestic Core Operations segment consists of operations that service the United States. Products and services include corrosion control, coatings, pipeline integrity, risk assessment and inspection services. This segment provides corrosion control products and services to a wide-range of customers in a number of industries, including energy, utilities, water and wastewater treatment, chemical and petrochemical, pipelines, defense and municipalities. In addition, this segment provides coatings services to customers in the entertainment, aerospace, transportation, petrochemical and electric power industries, as well as the United States military. Finally, the Domestic Core Operations segment includes a production facility in the United States that assembles and distributes cathodic protection products, such as anodes, primarily to the United States market. Revenues relating to this segment totaled $85 million (or 82 % of consolidated revenues), $102 million (or 83% of consolidated revenues) and $96 million (or 80% of consolidated revenues) during fiscal 2003, 2002 and 2001, respectively.

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

Foreign Operations

     The Company’s foreign operations are subject to the usual risks of operating in foreign jurisdictions. They include, but are not limited to, exchange controls, currency restrictions and fluctuations, changes in local economics and changes in political conditions. The realization of the Company’s foreign net assets held for sale are also affected by currency restrictions and fluctuations.

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

Research and Development

     Our engineering and product development activities are primarily directed toward designing new products and services to meet customers’ specific requirements. Product development costs were minimal in fiscal 2003 and 2002 and amounted to approximately $0.7 million in fiscal 2001.

Government Regulations

     We believe that our current operations and our current use of property, plant and equipment conform in all material respects to applicable laws and regulations. Other than as disclosed under “Item 3 — Legal Proceedings”, we have not experienced, nor do we anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations impacting our operations.

Employees

     As of March 31, 2003, we had 948 employees, 418 of whom were located outside the United States.

Factors Influencing Future Results and Accuracy of Forward Looking Information

     This document includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management’s expectations and beliefs concerning future events and discuss, among other things, anticipated future performance and revenues, expected growth and future business plans. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or variations of such words and similar expressions are intended to identify such forward-looking statements. We believe that the following factors, among others, could affect our future performance or the price and liquidity of our common shares and cause our actual results to differ materially from those that are expressed or implied by forward-looking statements, or diminish the liquidity of our common shares: our ability to further extend, amend or refinance our existing debt, including the availability to us of external sources of financing and capital (the failure to receive such financing would have a material adverse effect on our results of operations and financial condition) and the terms and timing thereof; our ability to successfully divest our non-core and international business units and the timing, terms and conditions of such divestitures; the ultimate outcome of the SEC’s and the Australian Securities and Investment Commission’s investigation of accounting irregularities; the impact of any litigation or regulatory process related to the financial statement restatement process, including the class action litigation already filed (the dismissal of which has been appealed); our mix of products and services; the timing of jobs; the availability and value of larger jobs; qualification requirements and termination provisions relating to government jobs; the impact of inclement weather on our operations; the impact of energy prices on us and our customers’ businesses; adverse developments in pending litigation or regulatory matters; the impact of existing, new or changed regulatory initiatives; our ability to satisfy the listing and trading requirements of the AMEX (which, if not satisfied, could result in the suspension of trading — as occurred in August 2002 — or delisting of our shares from the exchange, which could diminish the liquidity of our common shares) or any other national exchange on which our shares are or will be listed or otherwise provide a trading venue for our shares; and the impact of changing global political and economic conditions. In addition, any forward-looking statement speaks only as of the date on which such statement is made and we do not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     The effectiveness of our business restructuring plan. In July 2002, our Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. We intend to sell non-core business units and use the proceeds to reduce debt. To assist, we have engaged the firm of Carl Marks Consulting Group LLC and a managing director of Carl Marks has joined us in the role of Chief Restructuring Officer to manage the plan’s implementation. While we expect that operating income improvements combined with debt reduction will result from the business restructuring plan in the long term, it is uncertain at this time to what extent such operating income improvements and debt reduction will be achieved as a result of the business restructuring plan and the terms and/or timing thereof. We cannot assure that the business restructuring plan will be successful in enhancing our ability to pursue financing alternatives acceptable to us. During fiscal 2003, four non-strategic business units were sold. These dispositions included Rohrback Cosasco Systems, Bass Trigon Software and two smaller international offices. The proceeds from these dispositions were used to pay down debt. For further information about our discontinued operations see Note 2, Assets and Liabilities Held for Sale, Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

     Our reputation and financial condition could be affected by the securities litigation and related investigations and/or a restatement of financial statements. On March 20, 2002, we first announced that we had become aware of accounting irregularities caused by apparent internal misconduct in our Australian subsidiary and that, to the extent that the accounting irregularities materially affect previously filed financial statements, we restated our audited financial statements for our fiscal year which ended March 31, 2001 as well as unaudited financial information for the first nine months through December 31, 2001 of our fiscal year ended March 31, 2002, as previously released. In addition, we recorded a charge to earnings for our loss on investment related to the subsidiary. This charge was taken in the Company’s fiscal fourth quarter ended March 31, 2002. Subsequent to this announcement, a purported class action lawsuit was filed against us and certain of our current and former directors and officers, asserting claims under the federal securities laws, which was dismissed with prejudice in May 2003. In June 2003, the plaintiffs filed a notice of appeal from the order of dismissal. In addition to significant expenditures we may have to make to defend ourselves in these matters and the related significant financial penalties that might be imposed on us if the plaintiffs prevail, the publicity surrounding the litigation and the SEC inquiry of these matters could affect our reputation with our customers and suppliers and have an impact on our financial condition and results of operations.

     Our compliance with the listing standards and reporting requirements of the stock exchange on which our common shares trade. We are required by the stock exchange on which we list our common shares for trading to maintain certain listing standards and meet certain reporting requirements in order to continue trading and to remain listed on that exchange. The exchange does not use any precise mathematical formula to determine whether a security warrants continual trading on the exchange. Each case is considered on the basis of all relevant facts and circumstances. The exchange has adopted certain guidelines under which it will normally give consideration to suspending dealings in, or removing, a security from listing. The exchange will normally consider suspending dealings in, or removing from the list, securities of a company which does not meet such guidelines. We do not currently have a sufficient amount of shareholders’ equity to meet the guidelines. If we cannot demonstrate that we will be in compliance within a limited time frame, our common shares may not be allowed to trade on the stock exchange, although we would pursue an alternative national trading venue and it may make it more difficult for us to raise funds through the sale of our securities. In addition, it may make it more difficult for an investor to dispose of, or to obtain accurate quotations of, our common shares and negatively impact the market price. Our shares had been suspended from trading on the American Stock Exchange in August 2002, because of, among other reasons, the late filing of our Form 10-K/A for the fiscal year ended March 31, 2002. There can be no assurances that trading will not be suspended again and if so, that trading would be permitted to resume.

     Adverse developments in pending litigation or regulatory matters. From time to time, we are involved in litigation and regulatory proceedings, including those disclosed in “Legal Proceedings” of this annual report and in our other periodic reports filed with the Securities and Exchange Commission. There are always significant uncertainties involved in litigation and regulatory proceedings and we cannot guarantee the result of any action. Regulatory compliance is often complex and subject to variation and unexpected changes, including changing interpretations and enforcement agendas affecting the regulatory community. We may need to expend significant financial resources in connection with legal and regulatory procedures and our management may be required to divert attention from other portions of our business. If, as a result of any proceeding, a judgment is rendered, decree is entered or administrative action is taken against us or our customers, it may materially and adversely affect our business, financial condition and results of operations.

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

     The impact of changing global, political and economic conditions. Changing political and economic conditions regionally or worldwide can adversely impact our business. Deteriorating political and general economic conditions may result in customers delaying or canceling contracts and orders for our products and services, difficulties and inefficiencies in the performance of our services including work stoppages, and difficulties in collecting payment from our customers. As a result, such conditions can negatively impact our results of operations and our cash flows. Moreover, we have operations in the Middle East region with revenues totaling $11.6 million for fiscal 2003 and net assets of approximately $6.3 million at March 31, 2003. These operations can be negatively impacted by changing economic and political conditions. All of our international operations except Canada are a part of the Company’s net assets held for sale.

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

ITEM 2. PROPERTIES

     As of March 31, 2003, our continuing operations utilized five locations and are owned by the Company as well as over forty locations were leased from unrelated third parties. Certain property locations may contain multiple operations, such as an office and warehouse facility. Owned and leased facilities with greater than 5,000 square feet are listed below.

Location	Segment	Description	Owned/Leased

Bakersfield, California	Domestic Core	Office and Warehouse Facility	Leased
Belle Chasse, Louisiana	Domestic Core	Office and Warehouse Facility	Leased
Brampton, Ontario	Canadian Ops.	Office and Warehouse Facility	Leased
Conyers, Georgia	Domestic Core	Office and Warehouse Facility	Leased
Dorval, Quebec	Canadian Ops.	Office and Warehouse Facility	Leased
Edmonton, Alberta	Canadian Ops.	Office, Production and Warehouse Facility	Owned
Nisku, Alberta	Domestic Core	Office and Warehouse Facility	Owned
Estevan, Saskatchewan	Canadian Ops.	Office and Warehouse Facility	Owned
Glendale, Arizona	Domestic Core	Office and Warehouse Facility	Leased
Houston, Texas	Domestic Core	Office and Warehouse Facility	Leased
Medina, Ohio	Corporate	Corporate Headquarters	Owned
Medina, Ohio	Domestic Core	Office and Warehouse Facility	Owned
Ocean City, New Jersey	Domestic Core	Office Facility	Leased
San Leandro, California	Domestic Core	Office, Production and Warehouse Facility	Leased
Sand Springs, Oklahoma	Domestic Core	Office, Production and Warehouse Facility	Leased
Santa Fe Springs, California	Domestic Core	Office and Warehouse Facility	Leased
Schaumburg, Illinois	Domestic Core	Office and Warehouse Facility	Leased
West Chester, Pennsylvania	Domestic Core	Office and Warehouse Facility	Leased

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

ITEM 3. LEGAL PROCEEDINGS

     As previously reported, in January 2000, the Michigan Department of Environmental Quality (“MDEQ”) issued an administrative decision which effectively limited the scope of MDEQ’s 1995 approval of certain assessment methodologies utilized by Corrpro in determining whether certain underground storage tanks meet Michigan’s regulatory requirements for upgrade by means of cathodic protection. The MDEQ decision also would have required us to conduct further assessments and provide certain information. The assessment methodologies at issue have been and remain recognized by the Environmental Protection Agency (“EPA”) and the other states in which we utilized such methodologies for virtually identical purposes. We believed that MDEQ’s decision was in error and on January 24, 2000, filed a complaint and claim of appeal in the Circuit Court for the County of Ingham, Michigan seeking declaratory relief and appealing the decision on several grounds. In its November 14, 2000 ruling, the Ingham Circuit Court reversed MDEQ’s decision that directed we take certain actions and provide certain information, however, the court also found that MDEQ had not approved the full use of the assessment methodologies we utilized in Michigan.

     We believed that the circuit court’s finding that MDEQ had not approved full use of the methodologies was not supported by the evidence, and was contradicted by evidence contained in the administrative record. On December 5, 2000, we filed, in the Michigan Court of Appeals, an application for leave to appeal the circuit court’s finding that MDEQ did not approve the full use of the assessment methodologies we utilized in Michigan. By order dated February 14, 2001, the Michigan Court of Appeals denied our application for leave to appeal the circuit court’s finding. On March 7, 2001, we filed an application for leave to appeal with the Supreme Court of the State of Michigan. On August 28, 2001, the Michigan Supreme Court denied our application for leave to appeal.

     As a result of these proceedings, the MDEQ’s administrative decision finding that certain of our assessment methodologies were not approved in full was upheld, but the MDEQ was found not to have jurisdiction to enforce its decision against us. In July 2002, the MDEQ sent certain underground storage tank owners and operators who may have relied on our method of assessment a notice informing them that certain of such owners and operators’ tanks were improperly upgraded, that such owners and operators are to provide to MDEQ upon request evidence that they have conducted state required tank tightness testing, and certain of such tanks must be internally inspected. MDEQ also advised that internally inspected tanks that do not satisfy applicable criteria should be taken out-of-service and removed from the ground. There can be no assurance that the MDEQ will not take further action against underground storage tank owners or operators.

     On July 25, 2002, a summons and complaint was issued from the Circuit Court for the County of Ingham, Michigan. The action was commenced by Blodgett Oil Company, Inc. and other owners and operators of underground storage tanks systems on behalf of themselves and others similarly situated. The complaint relates to the MDEQ regulatory proceeding described immediately above and names both the Company and MDEQ. The plaintiffs seek an unspecified amount of damages in excess of $25,000 from Corrpro. The plaintiffs also seek injunctive relief prohibiting the MDEQ from declaring that underground storage tanks upgraded by the Company do not meet the current requirement for corrosion protection set forth by law. On November 18, 2002, the court issued an order certifying the underlying class. The Michigan Court of Appeals denied the Company’s application for leave to appeal the Circuit Court’s order certifying the underlying class. The Company believes that it has meritorious defenses to the claims asserted, including that damages have not yet been incurred. Notwithstanding such defenses, under applicable law the Company believes that the class would not be entitled to certain of the damages alleged. The Company is unable at this time to make a determination as to whether a material adverse outcome is reasonably possible and whether an adverse outcome would have a materially adverse affect on its operations or financial condition.

     During fiscal 2001, the Company discovered that a former employee used an incorrect assessment standard in connection with the evaluation of whether certain underground storage tanks located at as many as 67 sites were eligible for upgrade using cathodic protection. Such evaluations were done using one of the approved assessment methodologies. The tanks at these sites, which are located in five states, were subsequently upgraded using cathodic protection, which arrests corrosion. These tanks are also subject to ongoing leak detection requirements. Based on the Company’s review of available information and governmental records, the Company believes that there have not been any releases from the affected tanks as a result of the actions of the former employee. The Company has contacted, and in October and

November 2000 met with, officials from the EPA and officials from the corresponding environmental protection agencies of the five states involved to discuss this matter. It is the Company’s understanding that none of the states nor the EPA intend to take any enforcement action as a result of the use of the inaccurate standard by the former employee. The Company is currently working with the states and the EPA to develop and implement field investigation procedures to assess the current status of the affected sites. In one of the states in which affected sites are located, the Company has completed field investigation procedures. The Company has been informed by one of the other states that, based on continuing monitoring and leak detection procedures already required to be performed by site owners and operators, no additional field work procedures will be required. The Company has commenced agreed upon field work procedures in a third state. There are no currently outstanding claims or demands that have been asserted by any of the affected owners and operators. Based on currently available information, including the Company’s experience in the fieldwork conducted to date, the Company does not believe that it is reasonably possible that the cost of further field investigation procedures for this matter will have a material effect on the future operations, financial position or cash flows of the Company.

     The Company is a defendant in a purported class action suit filed on June 24, 2002, in the United States District Court, Northern District of Ohio, Eastern Division. The complaint also names certain former and current officers and directors of the Company as defendants. The complaint was purportedly filed on behalf of all persons who purchased Corrpro Common Shares during the period April 1, 2000 through March 20, 2002 and alleges violations of the federal securities laws resulting in artificially inflated prices of the Company’s Common Shares during the class period. The complaint relates to the Company’s announcement that it had discovered accounting irregularities caused by apparent internal misconduct in its Australian subsidiary. The complaint seeks unspecified compensatory damages, fees and expenses on behalf of the putative class.

     At least as early as October 2000, the then managing director and the financial controller of Corrpro Australia Pty., Ltd., a subsidiary of Company, were involved in knowingly misstating the financial results reported by the Australian subsidiary to corporate management of the Company to improve the reported results of the Australian business. Such individuals are no longer employed by the Company or its subsidiaries and are defendants in a complaint for permanent injunctive and other equitable relief filed by the SEC in the United States District Court for the Northern District of Ohio. The former Australian employees are also subject to an investigation and other proceedings commenced through the Australian Securities and Investments Commission.

     The irregularities included erroneous journal entries to the Australian subsidiary’s general ledger that increased profit and net assets. Among other things, the former Australian employees falsified invoices and credit notes and made erroneous entries to subledgers including accounts payables, accounts receivables, cost of goods sold and inventory. The former Australian employees further recorded fictitious invoices in the former Australian subsidiary’s computerized accounting records, falsified credit notes from suppliers, and created two different versions of the accounts receivable subledger. The former Australian employees took steps to fabricate documents to be reviewed by the Company’s independent auditors.

     As a result of its discovery of the irregularities, the Company, by means of its Form 10-K/A for the fiscal year ended March 31, 2002 filed with the Securities and Exchange Commission on August 9, 2002, restated its previously issued audited financial statements for the fiscal year ended March 31, 2001. The effect of the restatement was to increase the Company’s loss and basic and diluted loss per share, respectively, from $4.7 million and $0.61 to $8.3 million and $1.07 for the fiscal year ended March 31, 2001. Consolidated stockholders’ equity as of March 31, 2001 decreased by approximately $3.8 million from amounts previously reported. Unaudited quarterly financial information for the first three quarters of the fiscal year ended March 31, 2002 and all four quarters of its fiscal year ended March 31, 2001, were also restated by means of such filing. Information concerning the restated amounts applicable to each of the foregoing quarters is contained in Note 12, Restated Quarterly Financial Information (Unaudited), Notes to Consolidated Financial Statements included in Item 8 of the Company’s Form 10-K/A for the fiscal year ended March 31, 2002 filed with the Securities and Exchange Commission on August 9, 2002.

     On May 27, 2003, the District Court granted, with prejudice, the defendants’ motions to dismiss the amended and consolidated class action complaint. On June 24, 2003, the plaintiffs filed a notice of appeal to the United States Circuit Court of Appeals for the 6th Circuit from the order of dismissal. The Company is unable at this time to make a determination as to whether a material adverse outcome is reasonably possible and whether an adverse outcome would have a materially adverse affect on its operations or financial condition.

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

     In January 2003, the Company received a Consolidated Compliance Order and Notice of Potential Penalty from the Louisiana Department of Environmental Quality pursuant to which the department alleges that the Company’s foundry operations failed to submit required storm water monitoring information as required by law. The alleged failure relates to periods subsequent to the cessation of the Company’s foundry operations. The Company has appealed the matter and the department has agreed to engage in informal resolution of the matter. Based on current available information, the Company does not believe that it is reasonably possible that this matter will have a material effect on the future operations, financial position or cash flows of the Company.

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

Executive Officer	Age	Recent Business Experience

Joseph W. Rog	63	Chairman of the Board of Directors since June 1993 and Chief Executive Officer since the Company’s formation in 1984. President of the Company since June 1995 and from January 1984 to June 1993.

Michael K. Baach	48	Executive Vice President since April 1993 and Senior Vice President from 1992 until April 1993. Prior to that, Mr. Baach was Vice President of Sales and Marketing since the Company’s formation in 1984.

George A. Gehring, Jr.	59	Executive Vice President since April 1993 and Senior Vice President from 1991 until April 1993. Prior to that, Mr. Gehring served as President of Ocean City Research Corporation, a wholly-owned subsidiary of the Company, since 1987.

David H. Kroon	53	Executive Vice President since April 1993 and Senior Vice President from the Company’s formation in 1984 to April 1993.

Barry W. Schadeck	52	Executive Vice President since June 1995 and President of Corrpro Canada, Inc., a wholly-owned subsidiary of the Company, since its formation in May 1994. Prior to that, Mr. Schadeck served as President since April 1993 and Chief Financial Officer since 1979 of Commonwealth Seager Group, a wholly-owned subsidiary of the Company, since 1993.

Robert M. Mayer	40	Senior Vice President, Chief Financial Officer and Treasurer since November 2002. Prior to that, Mr. Mayer served as the Company’s Vice President and Corporate Controller since August 2000, Assistant Treasurer since January 2002 and Assistant Corporate Controller from January 1998 until August 2000. Prior to that, Mr. Mayer was with Premier Farnell PLC, an industrial distributor of electronic components, most recently as Director of Finance. Mr. Mayer has prior experience with Ernst & Young, where he was an Audit Manager.

John D. Moran	45	General Counsel since December 1996, Secretary since January 2002, Senior Vice President since July 2000. Assistant Secretary from December 1996 to January 2002 and Vice President from October 1998 until July 2000. Prior to that, Mr. Moran was in-house counsel for Sealy Corporation, a bedding manufacturer, for 10 years and served as Secretary. Mr. Moran also has prior experience with Grant Thornton.

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

Price Range of Common Shares

     Our Common Shares are listed on the American Stock Exchange (“AMEX”) under the symbol “CO.” Prior to February 13, 2002, our Common Shares were listed on the New York Stock Exchange (“NYSE”) under the symbol “CO.”

     The following table sets forth the high and low sale prices for the Common Shares on the AMEX and NYSE for the fiscal periods indicated.

	Fiscal 2003		Fiscal 2002

	High	Low	High	Low

First Quarter	$1.80	$1.08	$3.95	$1.20
Second Quarter	1.15	0.58	2.90	1.80
Third Quarter	0.75	0.38	2.80	1.50
Fourth Quarter	0.80	0.30	3.15	1.01

     We are required by the stock exchange to maintain certain listing standards and meet certain reporting requirements in order to continue trading and to remain listed on the exchange. The exchange does not use any precise mathematical formula to determine whether a security warrants continual trading on the exchange. Each case is considered on the basis of all relevant facts and circumstances. The exchange has adopted certain guidelines under which it will normally give consideration to suspending dealings in, or removing, a security from listing. The exchange will normally consider suspending dealings in, or removing from the list, securities of a company which does not meet such guidelines. As of March 31, 2003, we did not have a sufficient amount of shareholders’ equity to meet the guidelines. If we cannot demonstrate that we will be in compliance within a limited time frame, our Common Shares may not be allowed to trade in the stock exchange, although we would pursue an alternative national trading venue.

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

Equity Compensation Plan Information

     The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of March 31, 2003.

Equity Compensation Plan Information Table

Number of
	Securities to be		Number of
	Issued upon	Weighted-Average	Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding	Outstanding	for Issuance Under
	Options, Warrants	Options, Warrants	Equity Compensation
Plan Category	and Rights	and Rights	Plans (1)

Equity compensation plans approved by shareholders	1,399,027	$3.1258	233,586
Equity compensation plans not approved by shareholders (2)	—	—	—

Total	1,399,027	$3.1258	233,586

(1)	Includes 46,875 Common Shares available for issuance under the Non-Employee Directors’ Stock Option Plan.

(2)	Does not include the Company’s 2001 Non-Employee Directors’ Stock Appreciation Rights Plan which has not been approved by its shareholders. Under this plan, non-employee directors received a one-time grant of vested stock appreciation rights as part of their compensation for serving as directors. The stock appreciation rights entitle each eligible director to be paid in cash, subject to the applicable terms and conditions of the grant, on or after May 17, 2006, the amount of appreciation in the fair market value of 10,000 Common Shares between May 17, 2001 and May 17, 2006. Currently, three such non-employee directors hold such stock appreciation rights. Moreover, this does not include shares authorized for payment of bonuses totaling 25,000 of which 22,500 are still available. Also, this does not include the Company’s Employee Stock Purchase Plan, which has been suspended, with authorized shares totaling 375,000 of which 300,068 shares are still available.

ITEM 6. SELECTED FINANCIAL DATA

     The financial data presented below for each of the five years ended March 31 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

	2003	2002	2001	2000	1999

	(In Thousands, Except Per Share Data)
Statement of Operations Data:
Revenues	$104,220	$123,058	$120,489	$119,133	$123,061
Operating income (loss) (1)	2,825	3,405	(371)	5,046	15,666
Interest expense	5,907	5,055	4,401	3,444	2,247

Income (loss) before income taxes from continuing operations	(3,082)	(1,650)	(4,772)	1,602	13,419
Income tax provision (benefit)(3)	(331)	10,669	(934)	943	4,813

Income (loss) from continuing operations	(2,751)	(12,319)	(3,838)	659	8,606

Net income (loss)(2)	$(28,825)	$(18,217)	$(8,281)	$(2,668)	$4,251

Earnings (loss) per share from Continuing operations-
Basic	$(0.33)	$(1.52)	$(0.50)	$0.09	$1.10
Diluted	(0.33)	(1.52)	(0.50)	0.08	1.05
Net income (loss)-
Basic	$(3.43)	$(2.24)	$(1.07)	$(0.35)	$0.54
Diluted	(3.43)	(2.24)	(1.07)	(0.34)	0.52
Other Data:
Total assets	$76,983	$109,963	$137,200	$140,864	$146,050
Working Capital, excluding net assets held for sale	(28,095)	(40,939)	28,501	28,639	35,569
Net Assets Held for Sale	7,364	35,783	38,439	43,226	47,631
Total debt	51,241	62,686	68,124	62,150	62,686
Shareholders’ equity	1,199	23,857	41,518	54,235	58,056

(1)	Includes charges totaling $2,868 in fiscal 2001 and $2,000 in fiscal 2000. See Note 1, Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements for further information.

(2)	Includes a cumulative effect of change in accounting principle of $18,238 in fiscal 2003, related to our evaluation of goodwill. See Note 1, Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements for further information.

(3)	Includes a valuation allowance of $10,472 in fiscal 2002, related to our deferred tax asset. See Note 1, Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements for further information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion and analysis contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See “Business — Factors Influencing Future Results and Accuracy of Forward Looking Information.”

Critical Accounting Policies

     The Company’s critical accounting policies, including the assumptions and judgments underlying them, are more fully described in “Note 1 — Summary of Significant Accounting Policies” to the accompanying consolidated financial statements of this Form 10-K. Some of the Company’s accounting policies require the application of significant judgment by management in the preparation of the Company’s financial statements. In applying these policies, the Company’s management uses its best judgment to determine the underlying assumptions that are used in calculating the estimates that affect the reported values on its financial statements. Management bases its estimates and assumptions on historical experience and other factors that the Company considers relevant. Corrpro’s critical accounting policies include the following:

Revenue Recognition

     The Company records income from construction and engineering contracts under the percentage-of- completion method, using costs incurred to date in relation to estimated total costs of the contracts, to measure the stage of completion. Original contract prices are adjusted for change orders and claims when the change order or claim has been approved by the customer. Cost budgets are revised, when necessary, in the amounts that are reasonably estimated based on the Project Leaders’ knowledge of the project as well as the Company’s historical experience. The cumulative effects of changes in estimated total contract costs and revenues are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded. . The Company recognizes revenue from product sales upon shipment and transfer of ownership.

Accounts Receivable

     The Company records estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers. Historically, losses for uncollectible accounts receivable have been within management’s estimates. Corrosion control services and products are provided to a large number of customers with no substantial concentration in a particular industry or with an individual customer.

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

Asset Impairment

     The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of any long-lived or intangible asset may warrant revision or that the remaining balance of the asset may not be recoverable. If factors indicate that the long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related asset’s net undiscounted cash flows from operations over the remaining life to determine recoverability. The measurement of the impairment would be based on the amount by which the carrying value of the asset exceeds its fair value.

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

     In July 2001, Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), were issued by the Financial Accounting Standards Board. SFAS 141 eliminates the pooling-of-interests method for business combinations and requires the use of the purchase method. SFAS 142 changes the accounting for goodwill and indefinite life intangibles from an amortization approach to a non-amortization approach, and require periodic tests for impairment of these assets. Upon the Company’s adoption of SFAS 142 on April 1, 2002, the provisions of SFAS 142 required the discontinuance of amortization of goodwill and indefinite life intangibles that had been recorded in connection with previous business combinations. The adoption of SFAS 142 reduced amortization expense approximately $1.7 million for the year ended March 31, 2003 as compared to the year ended March 31, 2002. The Company has completed its impairment testing under SFAS 142 and recorded an impairment loss, as of April 1, 2002, totaling $18.2 million of which $11.8 million related to discontinued operations and $6.4 million related to continuing operations. The loss is being recognized as the cumulative effect of a change in accounting principle. This impairment testing is also done annually in the fourth quarter and such testing resulted in no additional impairment as of March 31, 2003.

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

Results of Operations

     In July 2002, the Company’s Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. At the request of our current lenders the Company intends to sell non-core business units (including all international offices), and use the proceeds to reduce debt. The Company has engaged outside professionals to assist in the disposition of the domestic and international non-core business units. Prior to the quarter ended September 30, 2002, the Company’s non-core domestic and international units were reported as the Other Operations and International Operations reporting segments. Effective as of the quarter ended September 30, 2002, the Other Operations and the International Operations reporting segments have been eliminated and the non-core domestic and international units have been reported as discontinued operations. Prior-year financial statements have been reclassified to reflect these non-core units as discontinued operations, which are also referred to as

     “assets and liabilities held for sale.” The main reason for the divestiture of these business units is to generate cash to pay down outstanding debt. In addition, it will allow the Company to focus on growing its core business in North America.

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002

Revenues

     Revenues for fiscal 2003 totaled $104.2 million, compared with $123.1 million for fiscal 2002, a decrease of 15.3%.

     Our Domestic Core Operations generated revenues of $85.0 million compared with $101.8 million, a decrease of 16.5%. This decrease is due to a number of factors. The most significant factor related to our Preservation Team contracts with the U.S. Navy. Since June 2000, we have been providing Preservation Team services to the U.S. Navy under a demonstration contract. In calendar 2002 these contracts were placed in the normal Navy procurement process and put out for competitive bid. A number of these contracts were designated as small business contracts and we did not qualify as a small business. Therefore, we were not able to compete for these contracts as a prime contractor, although we were eventually awarded a number of subcontracts for this work. The net result was a reduction in revenues of approximately $11.6 million in fiscal year 2003. In fiscal 2003 we also made the decision to close two offices in New Mexico and South America, resulting in lost revenues of approximately $1.9 million. The remaining decrease is primarily due to decreased material sales of $1.1 million and lower revenues generated by our commercial coatings offices of $1.3 million.

     Revenues relating to our Canadian Operations segment totaled $19.3 million, compared to $21.3 million in fiscal 2002, a decrease of 9.4%. The decrease is due primarily to lower material and rectifier sales and the closure of our office in Taiwan. The Canadian Operations continue to experience weakness in the energy segment of its business.

Gross Profit

     On a consolidated basis, gross profit margin (defined as revenues less cost of sales items) for fiscal 2003 totaled $32.6 million (31.3% of revenues) compared to $35.7 million (29.0% of revenues) for fiscal 2002, a decrease in gross profit dollars of $3.1 million or 8.7%. The higher gross profit as a percent to revenue (a 2.3% increase) can be attributed to informal restructuring plans and cost containment programs implemented in fiscal 2001 and 2002 as well as the Company’s Board of Directors decision to approve a formal business restructuring plan in July 2002. The multi-year plan includes a series of initiatives to improve gross margins as well as operating income and reduce debt. The initiatives that impacted gross margins included the following:

•	Closure of under-performing offices. At the end of fiscal 2001, we closed five under-performing offices. Costs continued to be incurred in fiscal 2002 as we restructured our operations. Approximately $0.4 million in margin costs were incurred in fiscal 2002 while none were incurred in fiscal 2003. In fiscal 2002 we closed our office in Taiwan and realized gross margin improvement of $0.4 million in fiscal 2003.

•	Improved insurance programs. We moved certain insurance policies to deductible programs in fiscal 2003. These changes allowed us to reduce costs by approximately $0.7 million.

•	Improved material purchase program. Efficiencies were achieved in purchasing certain corrosion control materials that are sold to our customers. Gross Margin improvement in our Material Sales Center totaled $0.3 million in fiscal 2003.

•	Wage and salary freeze. We implemented a wage and salary freeze for all employees in fiscal 2003 in order to contain costs.

•	Restrictions on travel and entertainment. Travel and entertainment was restricted to essential, revenue producing ventures.

Selling, General and Administrative Expenses

     Selling, general and administrative (“S,G&A”) expenses for fiscal 2003 totaled $29.8 million (28.6% of revenues), compared with $32.3 million (26.3% of revenues) for fiscal 2002, a decrease of 7.7%. The fiscal 2003 amount of $29.8 million includes severance and consultant expenses totaling $3.4 million. The improvement in S,G&A was achieved in part by the implementation of informal cost containment programs and restructuring plans in fiscal 2001 and 2002 as well as in part because of the Board of Director’s approval of a formal restructuring plan in July 2002. An activity based analysis was performed to eliminate non-value added costs throughout the Company. Savings were achieved through the following initiatives:

•	Reduced headcount in corporate overhead areas. Headcount was reduced in both fiscal 2002 and fiscal 2003. Savings of approximately $4.0 million was achieved by these headcount reductions in fiscal 2003.

•	Closed under performing offices. At the end of fiscal 2001, we closed five under performing offices. Costs continued to be incurred in fiscal 2002 as we restructured our operations. In addition, we closed our office in Taiwan in fiscal 2002. The total S,G&A expense reduction realized by these closures was approximately $0.4 million in fiscal 2003.

•	Restrictions on travel and entertainment as well as other discretionary overhead costs. Travel and entertainment was restricted to essential, revenue producing ventures. Purchase of advertising materials, catalogs, office supplies and other discretionary overhead items were also restricted. Total savings achieved in fiscal 2003 was approximately $0.4 million.

•	Wage and salary freeze. We implemented a wage and salary freeze for all employees in fiscal 2003 in order to contain costs. In addition, the management incentive plan was suspended in fiscal 2003. The savings achieved in fiscal 2003 from the suspension of the management incentive plan was approximately $0.4 million.

     In addition to the initiatives above, we achieved a savings from reduced employee benefit costs. In fiscal 2003, the Company suspended its match feature in its 401K plan. In addition, the Company had a favorable claims experience in its health care costs. These items resulted in savings of approximately $0.9 million in fiscal 2003.

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

Selling, General and Administrative Expenses

     Selling, general and administrative (“S,G&A”) expenses for fiscal 2002 totaled $32.3 million (26.3% of revenues), compared with $35.5 million (29.5% of revenues) for fiscal 2001, a decrease of 9.0%. In fiscal 2001 S,G&A expenses included $1.9 million for the disposition of a small non-core business unit, the consolidation of district offices, severance pay and other costs associated with the Company’s cost reduction programs and expenses accrued in connection with state regulatory proceedings and anti-trust litigation involving the Company. See “Item 3 — Legal Proceedings” for a discussion of the ongoing regulatory and litigation matters.

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

Net Loss

     As a result of the foregoing, net loss for fiscal 2002 totaled $18.2 million, compared with a net loss of $8.3 million in fiscal 2001, an increase of $9.9 million. The increase is primarily attributable to the valuation allowance for our deferred tax assets taken in fiscal 2002 which was partially offset by our reduction in S,G&A. Diluted loss per share increased to a loss of $2.24 in fiscal 2002 compared with a loss of $1.07 in fiscal 2001.

Liquidity and Capital Resources

     At March 31, 2003, we had a working capital deficit of $28.1 million, compared to a deficit of $40.9 million at March 31, 2002, an improvement of $12.8 million. This improvement in working capital is due to a number of factors. Accounts receivable decreased by $5.8 million due to lower revenue levels in fiscal 2003 and improved collections. On March 31, 2003 we sold a non-strategic business unit and recorded a $6.2 million note receivable, which increased working capital. Inventory levels decreased approximately $1.8 million due to improved inventory management. The current portion of long term debt decreased by $11.5 million. The reduction in debt is primarily the result of the use of cash generated by continuing and discontinued operations including $3.1 million in proceeds received from the sale of our Bass Trigon Software business. Accounts payable decreased $1.4 million due to lower activity levels in fiscal 2003.

     During fiscal 2003, cash provided by operating activities totaled $0.2 million, compared to $9.4 million in fiscal 2002. The overall decrease in cash generated from operating activities is due to several factors. First, we recorded a note receivable of $6.2 million on March 31, 2003 for the sale of a non-strategic business unit. A cash payment of approximately $6.0 million of this note was received on April 2, 2003. This timing of the payment impacted the cash generated by operating activities by $6.0 million due to the note receivable being recorded on March 31, 2003. The second factor is that the Company experienced less favorable improvements in account receivables, inventory and prepaid expenses in fiscal 2003 compared to fiscal 2002.

     In March 1999, the Company entered into an $80 million revolving credit facility that expires on July 31, 2003 (the “Revolving Credit Facility”). Initial borrowings were used to repay existing domestic bank indebtedness. Through a series of subsequent amendments, including an amendment executed by the Company on September 23, 2002 (“September 2002 Amendment”) the size of the Revolving Credit Facility was reduced to $37.5 million. In addition, the September 2002 Amendment provides that any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44%, respectively. Any net asset disposition payments to reduce the Revolving Credit Facility will result in a proportionate reduction in the lender’s commitments in the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are further limited to borrowing base amounts as defined. The September 2002 Amendment provides for interest on borrowings at prime plus 5.00%. In addition, the September 2002 Amendment requires the Company to pay a facility fee of 1.00% on the commitment amount. The Company executed another amendment on November 1, 2002 (the “Seventh Amendment”) which contained additional provisions for the improvement period and also reset the net worth covenant. The Company also executed an amendment on February 10, 2003 (the “Eighth Amendment”) to modify certain terms and conditions under which facility letters of credit may be issued.

     In connection with the September 2002 Amendment, the Revolving Credit Facility lender group received a warrant (“Revolving Credit Facility Warrant”) to purchase 467,000 of the Company’s common shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Revolving Credit Facility Warrant can be reduced up to 50% if the Company partially pays the Revolving Credit Facility principal amount prior to July 31, 2003 or by up to 10% if targeted asset dispositions are completed and the proceeds are used to pay down the debt levels but this is highly unlikely to be fully utilized by July 31, 2003. Borrowings under the Revolving Credit Facility are secured by the Company’s domestic accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate as well as certain assets in Canada. The Company also has pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The Revolving Credit Facility, as amended, requires the Company to maintain certain financial ratios and places limitations on the Company’s ability to pay cash dividends, incur additional indebtedness and make investments, including acquisitions. The Company was not in compliance with its net worth covenant and its operating income before depreciation and amortization financial covenant of the Revolving Credit Facility as of March 31, 2003 and there can be no assurance that the Company will receive a waiver for these violations. At March 31, 2003, the Company had $22.2 million outstanding under the Revolving Credit Facility. Total availability under the Revolving Credit Facility at March 31, 2003 was approximately $1.6 million, after giving consideration to the borrowing base limitations under the Revolving Credit Facility but this availability can be revoked at any time due to the debt covenant violations.

     Due to the fact that the Company’s Revolving Credit Facility expires on July 31, 2003, it will be necessary for the Company to amend this Revolving Credit Facility to extend the expiration date. If the Company is unable to negotiate an amendment to the Revolving Credit Facility, it will be necessary for the Company to refinance or repay this debt. The Company cannot assure that it will be able to accomplish such a transaction on terms acceptable to the Company or at all. Failure to do so would have a material adverse effect on the Company’s liquidity and financial condition and could result in the Company’s inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

     In January 1998, the Company issued, through a private placement, $30 million of Senior Notes due 2008 (the “Senior Notes”). The Senior Notes, as amended, bear interest at 11.35% until July 31, 2003 and 11.85% on and after July 31, 2003. In addition, the agreement relating to the Senior Notes, as amended, provides for an additional fee of 1.00% per annum on the outstanding principal amount of the Senior Notes. In connection with the September 2002 Amendment, the Senior Notes lender received a warrant (“Senior Notes Warrant”) to purchase 467,000 of the Company’s Common Shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Senior Notes Warrant can be reduced up to 50% to the extent the Company partially pays the Revolving Credit Facility principal and the Senior Notes principal prior to July 31, 2003 or by up to 10% if targeted asset dispositions are completed and the proceeds are used to pay down the debt levels but this is highly unlikely to be fully utilized by July 31, 2003. The Senior Notes, as amended, require a principal payment of $7.6 million by July 31, 2003 and monthly principal payments of $0.4 million commencing on August 15, 2003 (“Notes Principal Repayments”) and are secured equally and ratably with debt under the Revolving Credit Facility. In addition, the Senior Notes provide that any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44%, respectively. Any such additional payments used to reduce the Senior Notes will result in an equal reduction in the Notes Principal Repayments. The Company cannot assure that it will be able to make Notes Principal Repayments when due. Failure to do so would result in a default under the Senior Notes, in which case, the Senior Notes lender could pursue its remedies for default, including acceleration of principal, which would have a material adverse effect on the Company’s liquidity and financial condition and could result in the Company’s inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

     Within the Prudential Senior Notes Agreement is a yield maintenance amount provision which ensures that the lender is paid the entire interest amount of the note. The make-whole provision states that the Notes shall be subject to prepayment, in whole at any time or from time to time in part, at the option of the Company, at 100% of the principal amount so prepaid plus interest thereon to the prepayment date and the yield maintenance amount, if any, with respect to each Note. Any partial prepayment of the Notes which meets certain criteria shall be applied against the principal amount of the Notes scheduled to become due in the inverse order of maturity thereof. Fiscal 2003 results include an interest charge of approximately $1.0 million relating to the yield maintenance amount provisions of our Senior Notes agreement. The yield maintenance amount provisions apply to certain optional prepayments of principle under the Senior Notes. The Company does not agree with and is disputing the Note holder’s interpretation that certain payments from the proceeds of sales of certain non-core and international business assets made during and after fiscal 2003 are subject to the yield maintenance amount provisions. Further information about the yield maintenance amount provisions is included in Note 3, Long-Term Debt, Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Effects of Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the remaining useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. Statement No. 143 is effective for fiscal years beginning after June 15, 2002 (i.e. our fiscal year 2004). The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s results of operations or financial position.

     In June 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002.

     In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” was issued. SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the effects on reported net income of an entity’s method of accounting for stock-based employee compensation. SFAS No. 148 is effective for the Company in its second fiscal quarter of 2003. The Company does not intend to effect a voluntary change in accounting to the fair value method, and accordingly, does not anticipate the adoption of SFAS No. 148 to have a significant impact on the Company’s future results of operations or financial position. The Company has adopted the disclosure provisions of SFAS No. 148 as of March 31, 2003.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and in May 2003 SFAS No. 150 was issued, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” We have not yet determined the impact, if any, on our financial statements of SFAS No. 149 and SFAS No. 150, which are effective in our fiscal year 2004.

     In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others.” Interpretation 45 expands on the accounting guidance of Statements No. 5 “Accounting for Contingencies,” No. 57 “Related Party Disclosures,” and No. 107 “Disclosures about Fair Value of Financial Instruments” and incorporates without change the provisions of Interpretation No. 34 “Disclosure in Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement No. 5” which is being superceded. Interpretation 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time an entity issues a guarantee, the entity must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of an entity’s year-end. The disclosure requirements of Interpretation 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Accordingly, the

     Company adopted the disclosure requirements of Interpretation 45 for the year ended March 31, 2003 and the interpretation in its entirety as of January 1, 2003. The adoption of Interpretation 45 did not have a material impact on the Company’s results of operations or financial position.

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

Report of Independent Accountants

The Board of Directors and Shareholders
Corrpro Companies, Inc.:

     We have audited the accompanying consolidated balance sheets of Corrpro Companies, Inc. and subsidiaries (Company) as of March 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, at March 31, 2003, the Company has suffered recurring losses from operations and was not in compliance with certain financial covenants contained in its banking agreements. These matters raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     As discussed in note 1, to the accompanying consolidated financial statements, effective April 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP

Cleveland, Ohio
June 20, 2003

CORRPRO COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 2003 and 2002

(In Thousands)

ASSETS

	2003	2002

Current Assets:
Cash and cash equivalents	$5,514	$3,959
Accounts receivable, less allowance for doubtful accounts of $531 and $1,779 at March 31, 2003 and 2002, respectively	16,809	22,575
Note receivable	6,232	—
Inventories	7,066	8,469
Prepaid expenses and other	3,713	3,371
Assets held for sale	14,600	40,936

Total current assets	53,934	79,310

Property, Plant and Equipment:
Land	443	592
Buildings and improvements	4,897	6,158
Equipment, furniture and fixtures	15,312	15,030

	20,652	21,780
Less accumulated depreciation	(13,969)	(13,389)

Property, plant and equipment, net	6,683	8,391

Other Assets:
Goodwill, net	13,343	18,859
Deferred income taxes	—	—
Other assets	3,023	3,403

Total other assets	16,366	22,262

	$76,983	$109,963

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

CORRPRO COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 2003 and 2002

(In Thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2003	2002

Current Liabilities:
Short-term borrowings	$61	$—
Current portion of long-term debt	50,415	61,668
Accounts payable	7,282	8,636
Accrued liabilities and other	9,671	9,009
Liabilities held for sale	7,236	5,153

Total current liabilities	74,665	84,466

Long-Term Debt, net of current portion	765	1,018
Deferred Income Taxes	354	622
Commitments and Contingencies	—	—
Shareholders’ Equity:
Serial Preferred Shares, voting, no par value; 1,000 shares authorized and unissued	—	—
Common Shares, voting, no par value, at stated value; 40,000 shares authorized; 8,538 shares issued in 2003 and 2002; 8,439 and 8,288 shares outstanding in 2003 and 2002	2,276	2,276
Additional paid-in capital	46,560	46,993
Accumulated earnings (deficit)	(45,076)	(16,251)
Accumulated other comprehensive loss	(1,597)	(7,002)
Common Shares in treasury, at cost; 99 and 250 shares held in 2003 and 2002	(964)	(2,159)

Total shareholders’ equity	1,199	23,857

	$76,983	$109,963

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

CORRPRO COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2003, 2002 and 2001

(In Thousands, Except Per Share Data)

	2003	2002	2001

Revenues	$104,220	$123,058	$120,489
Operating costs and expenses:
Cost of sales	71,607	87,326	85,325
Selling, general and administrative expenses	29,788	32,327	35,535

Operating income (loss)	2,825	3,405	(371)
Interest expense	5,907	5,055	4,401

Loss from continuing operations before Income taxes	(3,082)	(1,650)	(4,772)
Provision (benefit) for income taxes	(331)	10,669	(934)

Loss from continuing operations	(2,751)	(12,319)	(3,838)
Discontinued operations:
Loss from operations, net of income taxes	(9,931)	(5,898)	(4,443)
Gain on disposals, net of income taxes	2,095	—	—

Loss before Cumulative effect of change in accounting principle	(10,587)	(18,217)	(8,281)
Cumulative effect of change in accounting principle	(18,238)	—	—

Net Loss	$(28,825)	$(18,217)	$(8,281)

Loss per share — Basic:
Loss from continuing operations	$(0.33)	$(1.52)	$(0.50)
Discontinued operations:
Loss from operations, net of income taxes	(1.18)	(0.72)	(0.57)
Gain on disposal, net of income taxes	0.25	—	—

Loss before Cumulative effect of change in accounting principle	(1.26)	(2.24)	(1.07)
Cumulative effect of change in accounting principle	(2.17)	—	—

Net Loss	$(3.43)	$(2.24)	$(1.07)

Weighted average shares outstanding — Basic	8,387	8,119	7,736

Loss per share — Diluted:
Loss from continuing operations	$(0.33)	$(1.52)	$(0.50)
Discontinued operations:
Loss from operations, net of income taxes	(1.18)	(0.72)	(0.57)
Gain on disposal, net of income taxes	0.25	—	—

Loss before Cumulative effect of change in accounting principle	(1.26)	(2.24)	(1.07)
Cumulative effect of change in accounting principle	(2.17)	—	—

Net Loss	$(3.43)	$(2.24)	$(1.07)

Weighted average shares outstanding — Diluted	8,387	8,119	7,736

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

CORRPRO COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended March 31, 2003, 2002 and 2001

(In Thousands)

					Accumulated
					Other
					Compre-	Common
	Serial		Additional	Accum-	hensive	Shares
	Preferred	Common	Paid-In	ulated	Income	In
	Shares	Shares	Capital	Earnings	(Loss)	Treasury	Total

March 31, 2000	$—	$2,276	$51,486	$10,247	$(1,699)	$(8,075)	$54,235
Comprehensive Loss:
Net loss	—	—	—	(8,281)	—	—	(8,281)
Minimum pension liability, net of tax of $142	—	—	—	—	(366)	—	(366)
Cumulative translation adjustment	—	—	—	—	(4,614)	—	(4,614)

Total Comprehensive
Loss	—	—	—	—	—	—	(13,261)
Exercise of 2 stock options	—	—	4	—	—	—	4
Issuance of 208 Treasury Shares	—	—	(1,511)	—	—	2,051	540

March 31, 2001	—	2,276	49,979	1,966	(6,679)	(6,024)	41,518
Comprehensive Loss:
Net loss	—	—	—	(18,217)	—	—	(18,217)
Minimum pension liability, net of tax of $74	—	—	—	—	(132)	—	(132)
Cumulative translation adjustment	—	—	—	—	(191)	—	(191)

Total Comprehensive Loss	—	—	—	—	—	—	(18,540)
Issuance of 391 Treasury Shares	—	—	(2,986)	—	—	3,865	879

March 31, 2002	—	2,276	46,993	(16,251)	(7,002)	(2,159)	23,857
Comprehensive Loss:
Net loss	—	—	—	(28,825)	—	—	(28,825)
Write-off Translation adjustment related to Discontinued operations	—	—	—	—	3,301	—	3,301
Write-off of minimum pension liability related to Discontinued operations	—	—	—	—	498	—	498
Cumulative translation adjustment	—	—	—	—	1,606	—	1,606

Total Comprehensive Loss	—	—	—	—	—	—	(23,420)
Issuance of 934 Stock Warrants	—	—	626	—	—	—	626
Issuance of 151 Treasury Shares	—	—	(1,059)	—	—	1,195	136

March 31, 2003	$—	$2,276	$46,560	$(45,076)	$(1,597)	$(964)	$1,199

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

CORRPRO COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2003, 2002 and 2001

(In Thousands)

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(28,825)	$(18,217)	$(8,281)
Adjustments to reconcile net loss to net cash provided (used) by continuing operations:
Loss on discontinued operations	7,836	5,898	4,443
Depreciation and amortization	3,027	4,142	4,201
401K matching contributions in Treasury shares	136	841	360
Deferred income taxes	(344)	6,737	(2,576)
Loss on sale of assets	(11)	(87)	(82)
Cumulative effect of change in accounting principle	18,238	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	176	4,898	(3,417)
Inventories	1,752	4,323	625
Prepaid expenses and other	(314)	2,821	2,153
Other assets	(698)	(1,174)	1,228
Accounts payable and accrued expenses	(744)	(832)	699

Total adjustments	29,054	27,567	7,634

Net cash provided (used) by continuing operations	229	9,350	(647)

Cash flows from investing activities:
Additions to property, plant and equipment	(351)	(588)	(1,882)
Proceeds from disposal of property, plant and equipment	507	495	1,510

Net cash provided (used) by investing activities	156	(93)	(372)

Cash flows from financing activities:
Net payment under revolving credit facility and lines of credit	(11,534)	(5,362)	6,588
Net proceeds from issuance of Common Shares	—	40	183

Net cash provided (used) by financing activities	(11,534)	(5,322)	6,771

Effect of changes in foreign currency exchange rates on cash	154	(5)	(11)

Cash provided by (used for) discontinued operations	12,550	(3,174)	(3,022)

Net increase in cash	1,555	756	2,719
Cash and cash equivalents at beginning of year	3,959	3,203	484

Cash and cash equivalents at end of year	$5,514	$3,959	$3,203

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

CORRPRO COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended March 31, 2003, 2002 and 2001

(In Thousands, Except Per Share Data)

1. Summary of Significant Accounting Policies:

Consolidation and basis of presentation

     The consolidated financial statements include the accounts of Corrpro Companies, Inc. and its subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain fiscal 2002 and 2001 amounts have been reclassified to conform with the fiscal 2003 presentation.

     The Company’s operations provide corrosion control engineering and services, systems and equipment to the infrastructure, environmental and energy markets throughout the world.

     In July 2002, the Company’s Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. The Company intends to sell non-core business units and use the proceeds to reduce debt. The Company has engaged outside professionals to assist in the disposition of the domestic and international non-core business units. Prior to the quarter ended September 30, 2002, the Company’s non-core domestic and international units were reported as the Other Operations and International Operations reporting segments. Effective as of the quarter ended September 30, 2002, the Other Operations and the International Operations reporting segments have been eliminated and the non-core domestic and international units are reported as discontinued operations. Prior-year financial statements have been reclassified to reflect these non-core units as discontinued operations, which are also referred to as “assets and liabilities held for sale.”

Cash and cash equivalents

     Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less.

Accounts receivable

     The Company records estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment and specific information such as bankruptcy or liquidity issues of customers. Historically, losses for uncollectible accounts receivable have been within management’s estimates. Corrosion control services and products are provided to a large number of customers with no substantial concentration in a particular industry or with an individual customer. The Company performs ongoing credit evaluations of its customers’ financial condition.

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

Inventories

     Inventories are valued at the lower of cost or market with cost being determined on the first-in, first-out method. Inventories consist of the following at March 31, 2003 and 2002:

	2003	2002

Component parts and raw materials	$5,005	$5,624
Finished goods	2,061	2,845

	$7,066	$8,469

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

     Substantially all of the Company’s operations compute depreciation on the straight-line method. Depreciation for the Company’s Canadian Operations segment is computed on the declining balance method. Estimated useful lives range from 25 to 40 years for buildings and from 4 to 10 years for equipment, furniture and fixtures. Leasehold improvements are depreciated over the term of the lease. For income tax reporting purposes, depreciation is computed principally using accelerated methods.

     Depreciation expense totaled $1,937, $2,429 and $2,593 in fiscal 2003, 2002 and 2001, respectively.

Goodwill, patents and other intangibles

     In June 2001, Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), were issued by the Financial Accounting Standards Board. SFAS 141 eliminates the pooling-of-interests method for business combinations and requires the use of the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be separated from goodwill.

     In July 2001, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), were issued by the Financial Accounting Standards Board. SFAS 142 changes the accounting for goodwill and indefinite life intangibles from an amortization approach to a non-amortization approach, and require periodic tests for impairment of these assets. Upon the Company’s adoption of SFAS 142 on April 1, 2002, the provisions of SFAS 142 required the discontinuance of amortization of goodwill and indefinite life intangibles that had been recorded in connection with previous business combinations. The Company has completed its initial impairment testing as of April 1, 2002 under SFAS 142 and recorded an impairment loss totaling $18,238 of which $11,832 related to discontinued operations and $6,406 related to continuing operations. The loss is being recognized as the cumulative effect of a change in accounting principle. This impairment testing is also done annually in the fourth quarter and such testing indicated no additional impairment as of March 31, 2003.

     The following table reflects the reconciliation of reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization:

	2002	2001

Net Loss:
Reported Net Loss	$(18,217)	$(8,281)
Add back Goodwill Amortization	1,723	1,668

Adjusted Net Loss	$(16,494)	$(6,613)

Income (loss) per share — Basic & Diluted:
As reported	$(2.24)	$(1.07)
Adjusted Net Loss	$(2.03)	$(0.85)

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

Fair value of financial instruments

     The recorded value of cash and cash equivalents, receivables, payables, accrued liabilities, short-term borrowings and assets and liabilities held for sale approximates fair value because of the short maturity of these instruments. The recorded value of the Company’s long-term debt is considered to approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

Revenue recognition

     The Company records income from construction and engineering contracts under the percentage-of- completion method, using costs incurred to date in relation to estimated total costs of the contracts, to measure the stage of completion. Original contract prices are adjusted for change orders and claims when the change order or claim has been approved by the customer. Cost budgets are revised, when necessary, in the amounts that are reasonably estimated based on the Project Leaders’ knowledge of the project as well as the Company’s historical experience. The cumulative effects of changes in estimated total contract costs and revenues are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded. Accounts receivable includes $1,218 and $1,059 at March 31, 2003 and 2002, respectively, of amounts billed but not paid by customers under retainage provisions of contracts. Prepaid expenses and other includes $1,987 and $2,286 at March 31, 2003 and 2002, respectively, of amounts related to costs and estimated earnings in excess of billings on uncompleted contracts. Accrued liabilities and other includes $477 and $343 at March 31, 2003 and 2002, respectively, of amounts related to billings in excess of costs and estimated earnings on uncompleted contracts. The Company recognizes revenue from product sales upon shipment and transfer of ownership.

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

Earnings per share

     Basic Earnings Per Share (“EPS”) is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares and potential shares outstanding for the period. Stock options and warrants are the only potential common shares and are considered in the Company’s diluted EPS calculation. Potential common shares are computed using the treasury stock method. The effect of the 45 and 28 incremental shares stock options in fiscal 2003 and 2002, respectively, have been excluded from dilutive weighted average shares, as the net loss for the year would cause the incremental shares to be antidilutive. Moreover, the effect of the 477 weighted average incremental shares from the issuance of stock warrants in fiscal 2003, respectively, have been excluded from dilutive weighted average shares, as the net loss for the year would cause the incremental shares to be antidilutive.

Comprehensive income (loss)

     Accumulated other comprehensive income (loss) is reported separately from retained earnings and additional paid-in-capital in the Consolidated Balance Sheets. Items considered to be other comprehensive income (loss) include adjustments made for foreign currency translation (under SFAS No. 52) and pensions (under SFAS No. 87).

     Components of other accumulated comprehensive income (loss) consist of the following:

	March 31,	March 31,
	2003	2002

Translation adjustment	$(1,597)	$(6,504)
Pensions	—	(498)

Ending Balance	$(1,597)	$(7,002)

     Components of comprehensive income (loss) consist of the following:

	Twelve Months Ended March 31,

	2003	2002

Net loss	$(28,825)	$(18,217)
Other Comprehensive income (loss):
Translation adjustment	1,606	(191)
Pensions	—	(132)
Write-off translation adjustment related to discontinued operations	3,301	—
Write-off pensions related to discontinued operations	498	—

Total comprehensive loss	$(23,420)	$(18,540)

Foreign currency translation

     The functional currency of each foreign subsidiary is the respective local currency. Assets and liabilities are translated at the year-end exchange rates and revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are recorded as a component of shareholders’ equity in other comprehensive income (loss). The Company’s foreign assets held for sale are effected by currency fluctuations. For discontinued operations, the effects of foreign currency translations have been reflected in the statement of operations.

Financial statement estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from these estimates.

Stock-based compensation

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” in that it requires additional disclosures about our stock-based compensation plans. SFAS No. 148 is effective for periods beginning after December 15, 2002. We account for our stock-based compensation plans using the intrinsic value method of recognition and measurement principles under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We adopted the disclosure-only provisions of SFAS No. 123. Assuming that we had accounted for our stock-based compensation programs using the fair value method promulgated by SFAS No. 123, proforma net loss and net loss per share would have been as follows (for the fiscal years ended):

	2003	2002	2001

Loss from continuing operations:
As reported	$(2,751)	$(12,319)	$(3,838)
Pro forma	(3,007)	(12,498)	(4,245)
Loss from continuing operations per share — Basic:
As reported	$(0.33)	$(1.52)	$(0.50)
Pro forma	(0.36)	(1.54)	(0.55)
Loss from continuing operations per share — Diluted:
As reported	$(0.33)	$(1.52)	$(0.50)
Pro forma	(0.36)	(1.54)	(0.55)

     All options were granted at an exercise price equal to the market price of the Company’s common stock at the date of the grant. The weighted-average fair value price at the date of grant for options granted during fiscal 2003, 2002 and 2001 was $0.32, $3.70 and $3.75 per option, respectively. For purposes of this pro forma, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The significant assumptions used were risk-free interest rates ranging from 3.3% to 6.5%, expected volatility of 142.0% for 2003, 113.5% for 2002 and 46.5% for 2001, an expected life of 10 years and no expected dividends.

2. ASSETS AND LIABILITIES HELD FOR SALE

     In July 2002, the Company’s Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. The Company intends to sell non-core business units and use the proceeds to reduce debt. The Company has engaged outside professionals to assist in the disposition of the domestic and international non-core business units. Prior to the quarter ended September 30, 2002, the Company’s non-core domestic and international units were reported as the Other Operations and International Operations reporting segments. Effective for the quarter ended September 30, 2002, the Other Operations and the International Operations reporting segments have been eliminated and the non-core domestic and international units are reported as discontinued operations. Prior-year financial statements have been reclassified to reflect these non-core units as discontinued operations, which are also referred to as “assets and liabilities held for sale.”

     Assets and liabilities held for sale consisted of the following at March 31,

	2003	2002

Cash	$2,819	$1,796
Accounts Receivable	6,203	15,291
Inventory	2,348	6,097
Prepaid Expenses	2,135	365
Property, plant and equipment, net	58	1,851
Goodwill and Other Assets	1,037	15,536

Assets held for sale	$14,600	$40,936

Current Liabilities	$7,310	$5,151
Deferred Taxes & Minority Interest	(74)	2

Liabilities held for sale	$7,236	$5,153

     Operating gains or losses may be experienced with the disposition of the non-core assets at the time of disposal during implementation of the restructuring plan. Statements of operations for the discontinued operations for the years ended March 31, 2003, 2002 and 2001 are shown below.

	For the Twelve Months Ended March 31,

	2003	2002	2001

Revenues	$40,309	$49,133	$43,448
Operating cost and expenses:
Cost of sales	26,817	34,708	31,409
Selling, general & administrative expenses	20,919	17,435	13,625

Operating loss	(7,427)	(3,010)	(1,586)
Gain on disposal	(2,095)	—	—
Interest expense	2,455	2,298	2,354

Loss from discontinued operations before income taxes	(7,787)	(5,308)	(3,940)
Provision for income taxes	49	590	503

Loss from discontinued operations	$(7,836)	$(5,898)	$(4,443)

     The Company allocated interest to discontinued operations of $2,455, $2,298 and $2,354 for fiscal 2003, 2002 and 2001, respectively, based on estimated proceeds from the discontinued operations dispositions that will be used to pay down the Revolving Credit Facility and Senior Notes (see Note 3 - Long-Term Debt). The interest rate used to calculate the interest expense allocated was the weighted average interest rate of the Revolving Credit Facility and Senior Notes.

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

     3.     Long-Term Debt:

     Long-term debt at March 31, 2003 and 2002 consisted of the following:

	2003	2002

Senior Notes, due 2008	$26,824	$28,286
Revolving Credit Facility	22,192	32,045
Other	2,225	2,355

	51,241	62,686
Less: current portion	50,476	61,668

	$765	$1,018

     In March 1999, the Company entered into an $80 million revolving credit facility that expires on July 31, 2003 (the “Revolving Credit Facility”). Initial borrowings were used to repay existing domestic bank indebtedness. Through a series of subsequent amendments, including an amendment executed by the Company on September 23, 2002 (“September 2002 Amendment”), the size of the Revolving Credit Facility was reduced to $37.5 million. In addition, the September 2002 Amendment provides that any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44%, respectively. Any net asset disposition payments to reduce the Revolving Credit Facility will result in a proportionate reduction in the lender’s commitments in the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are further limited to borrowing base amounts as defined. The September 2002 Amendment provides for interest on borrowings at prime plus 5.00%. In addition, the September 2002 Amendment requires the Company to pay a facility fee of 1.00% on the commitment amount. The Company executed another amendment on November 1, 2002 (the “Seventh Amendment”) which contained additional provisions for the improvement period and also reset the net worth covenant. The Company also executed an amendment on February 10, 2003 (the “Eighth Amendment”) to modify certain terms and conditions under which facility letters of credit may be issued.

     In connection with the September 2002 Amendment, the Revolving Credit Facility lender group received a warrant (“Revolving Credit Facility Warrant”) to purchase 467 of the Company’s common shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Revolving Credit Facility Warrant can be reduced up to 50% if the Company partially pays the Revolving Credit Facility principal amount prior to July 31, 2003 or by up to 10% if targeted asset dispositions are completed and the proceeds are used to pay down the debt levels but this is highly unlikely to be fully utilized by July 31, 2003. Borrowings under the Revolving Credit Facility are secured by the Company’s domestic accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate as well as certain assets in Canada. The Company also has pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The Revolving Credit Facility, as amended, requires the Company to maintain certain financial ratios and places limitations on the Company’s ability to pay cash dividends, incur additional indebtedness and make investments, including acquisitions. The Company was not in compliance with its net worth covenant and its operating income before depreciation and amortization financial covenant of the Revolving Credit Facility as of March 31, 2003 and there can be no assurance that the Company will receive a waiver for these violations. At March 31, 2003, the Company had $22,192 outstanding under the Revolving Credit Facility. Total availability under the Revolving Credit Facility at March 31, 2003 was approximately $1,552, after giving consideration to the borrowing base limitations, under the Revolving Credit Facility but this availability can be revoked at any time due to the debt covenant violations.

     Due to the fact that the Company’s Revolving Credit Facility expires on July 31, 2003, it will be necessary for the Company to amend this Revolving Credit Facility to extend the expiration date. If the Company is unable to negotiate an amendment to the Revolving Credit Facility, it will be necessary for the Company to refinance or repay this debt. The Company cannot assure that it will be able to accomplish such a transaction on terms acceptable to the Company or at all. Failure to do so would have a material adverse effect on the Company’s liquidity and financial condition and could result in the Company’s inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

     The weighted average interest rate on borrowings under the Revolving Credit Facility was 9.5%, 9.2% and 9.6% during fiscal 2003, 2002 and 2001, respectively.

     In January 1998, the Company issued, through a private placement, $30 million of Senior Notes due 2008 (the “Senior Notes”). The Senior Notes, as amended, bear interest at 11.35% until July 31, 2003 and 11.85% on and after July 31, 2003. In addition, the agreement relating to the Senior Notes, as amended, provides for an additional fee of 1.00% per annum on the outstanding principal amount of the Senior Notes. In connection with the September 2002 Amendment, the Senior Notes lender received a warrant (“Senior Notes Warrant”) to purchase 467 of the Company’s Common Shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Senior Notes Warrant can be reduced up to 50% to the extent the Company partially pays the Revolving Credit Facility principal and the Senior Notes principal prior to July 31, 2003 or by up to 10% if targeted asset dispositions are completed and the proceeds are used to pay down the debt levels but this is highly unlikely to be fully utilized by July 31, 2003. The Senior Notes, as amended, require a principal payment of $7,561 by July 31, 2003 and monthly principal payments of $384 commencing on August 15, 2003 (“Notes Principal Repayments”) and are secured equally and ratably with debt under the Revolving Credit Facility. In addition, the Senior Notes provide that any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44%, respectively. Any such additional payments used to reduce the Senior Notes will result in an equal reduction in the Notes Principal Repayments. The Company cannot assure that it will be able to make Notes Principal Repayments when due. Failure to do so would result in a default under the Senior Notes, in which case, the Senior Notes lender could pursue its remedies for default, including acceleration of principal, which would have a material adverse effect on the Company’s liquidity and financial condition and could result in the Company’s inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or may have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

     Within the Prudential Senior Notes Agreement is a yield maintenance amount provision which ensures that the lender is paid the entire interest amount of the note. The make-whole provision states that the Notes shall be subject to prepayment, in whole at any time or from time to time in part, at the option of the Company, at 100% of the principal amount so prepaid plus interest thereon to the prepayment date and the yield maintenance amount, if any, with respect to each Note. Any partial prepayment of the Notes which meets certain criteria shall be applied against the principal amount of the Notes scheduled to become due in the inverse order of maturity thereof. Fiscal 2003 results include an interest charge of approximately $1,045 relating to the yield maintenance amount provisions of our Senior Notes agreement. The yield maintenance amount provisions apply to certain optional prepayments of principle under the Senior Notes. The Company does not agree with and is disputing the Note holder’s interpretation that certain payments from the proceeds of sales of certain non-core and international business assets made during and after fiscal 2003 are subject to the yield maintenance amount provisions.

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

     The Company’s long-term debt excluding the Revolving Credit Facility and the Senior Notes, matures as follows: $340 in 2005, $340 in 2006 and $85 in 2007.

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

     The Company is currently in default of certain financial ratios required to be maintained under it Senior Note and Revolving Credit Facility agreements. In addition, the Revolving Credit Facility is scheduled to expire on July 31, 2003 and the Company is required to make a $7.6 million principal payment on the Senior Notes by July 31, 2003. The Company is also, at the current time, not able to provide any assurances regarding its ability to make the $7.6 million Senior Note principal payment that is due on July 31, 2003. Further information about Long-Term Debt is included in Note 3, Long-Term Debt, Notes to Consolidated Financial Statements included in item 8 of this Form 10-K.

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

     Until such time when the Company is able to refinance the Senior Notes and Revolving Credit Facility it will attempt to negotiate arrangement with its lenders to, among other things, waive the covenant violations under the Senior Notes and Revolving Credit Facility agreement, extend the maturity of the Revolving Credit Facility beyond July 31, 2003 and defer the principal payments due under the Senior Notes. If the Company is not able to negotiate mutually acceptable arrangements with its existing lenders, events could occur that would have a material adverse effect on the Company’s liquidity and financial condition and could result in its inability to operate as a going concern. If the Company is unable to operate as a going concern, it may file, or have no alternative but to file, bankruptcy or insolvency proceedings or pursue a sale or sales of assets to satisfy creditors.

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

     Total rental expense was $4,685, $3,819 and $3,393 for fiscal 2003, 2002 and 2001, respectively.

5. Income Taxes:

     Components of income (loss) from continuing operations before income taxes as follows:

	2003	2002	2001

United States	$(4,633)	$(3,294)	$(7,542)
Foreign	1,551	1,644	2,770

	$(3,082)	$(1,650)	$(4,772)

     Components of the provision for income taxes for continuing operations by jurisdiction follow:

		2003		2002		2001

Current	— Federal		$—		$—	$333
	— State and local		120		—	11
	— Foreign		79		1,132	1,225

			199		1,132	1,569
Deferred	— Federal	—		9,351		(2,502)
	— State and local		—		(56)	(508)
	— Foreign		(530)		242	507

			(530)		9,537	(2,503)

			$(331)		$10,669	$(934)

     Differences between the statutory United States federal income tax rate (34%) and the effective income tax rate for continuing operations are as follows:

	2003	2002	2001

Federal income tax provision (benefit) at statutory rate	$(1,048)	$(561)	$(1,622)
State income taxes, net	78	(36)	(323)
Foreign tax rate differential	146	725	698
Meals and entertainment	169	178	195
Valuation allowance	364	10,472	—
Other	(40)	(109)	118

Effective income tax	$(331)	$10,669	$(934)

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following at March 31, 2003 and 2002:

	2003	2002

Deferred Tax Assets
Bad debts	$208	$550
Other accruals	860	1,118
Uniform cost capitalization	9	27
Accrued expenses	473	648
Pension and other benefit accruals	428	654
Minimum tax credit	557	557
Federal net operating loss carryforward	7,060	6,665
State net operating loss carryforwards	772	772
Other	835	468

Total deferred tax assets	11,202	11,459

	2003	2002

Deferred Tax Liabilities
Property, plant and equipment	(353)	(680)
Other	(367)	(929)

Total deferred tax liabilities	(720)	(1,609)

Valuation allowance	(10,836)	(10,472)

Total net deferred taxes	$(354)	$(622)

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

     No income tax provision for United States income tax on approximately $7,722 of undistributed losses of foreign subsidiaries at March 31, 2003 has been made. Determination of the amount of the unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries is not practicable.

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

6. Employee Benefit Plans:

     One of the Company’s discontinued operations has a contributory defined benefit pension plan. Employees of such foreign subsidiary no longer accrue benefits under the plan, however, the Company continues to be obligated to fund prior period benefits. The Company funds the plan in accordance with recommendations from independent actuaries. Pension benefits generally depend on length of service and job grade.

     The following table sets forth the change in benefit obligation, change in plan assets, funded status, Consolidated Balance Sheets presentation, net periodic pension benefit cost and the relevant assumptions for the Company’s defined benefit pension plan at March 31:

	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$3,816	$3,651
Service cost	—	—
Interest cost	249	218
Assumption change	771	—
Effects of currency translation	398	6
Benefits paid	(66)	(59)

Benefit obligation at end of year	$5,168	$3,816
Change in plan assets
Fair value of plan assets at beginning of year	$3,034	$2,933
Employer contributions	193	137
Benefits paid	(66)	(59)
Effects of currency translation	319	6
Investment return	(449)	17

Fair value of plan assets at end of year	$3,031	$3,034
Funded status	$(2,137)	$(782)
Amounts recognized in Consolidated Balance Sheets
Accrued benefit liability (recorded in Discontinued Operations)	$(2,137)	$(782)

	2003	2002	2001

Net periodic pension benefit cost Service cost	$—	$—	$—
Interest cost	247	218	211
Expected return on assets	(274)	(239)	(256)
Net amortization and deferral	38	17	—

Net periodic pension cost	$11	$(4)	$(45)
Weighted-average assumptions as of March 31 Discount rate	5.0%	6.0%	6.5%
Long-term rate of return on plan assets	8.0%	8.0%	8.5%
Rate of increase in compensation level	N/A	N/A	N/A

     The Company also maintains the Corrpro Companies, Inc. 401(k) Savings Plan for all eligible employees in the United States under Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make contributions to the plan. In addition, the plan permits matching contributions. Effective October 1, 2000, the Company began matching employee contributions with treasury shares. For fiscal year 2003 and 2002, the Company issued 121 and 375 treasury shares for the Company’s matching portion. Total matching contributions in cash and treasury shares totaled $199, $977 and $973 in fiscal 2003, 2002 and 2001, respectively. Effective April 6, 2002, the Company suspended the Company match.

     The Company has entered into an agreement with one of its executives which provides, among other things, that such employee shall be eligible to receive retirement income, with a lifetime survivor benefit, in an amount equal to 50% of base salary. The Company is providing for this deferred compensation benefit over the term of the agreement.

7. Shareholders’ Equity:

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

     Subject to certain exceptions, Rights will become exercisable only after a person or group acquires 20% or more of the Company’s common shares or announces a tender offer for 20% or more of the Company’s common shares. The Company’s Board of Directors can redeem the Rights at $0.01 per Right at any time before a person acquires 20% or more of the Company’s common shares. If a person or group acquires 20% or more of the Company’s common shares, each Right will entitle holders, other than the acquiring party, to purchase common shares of the Company having a market value of twice the exercise price of the Right. If, after the Rights have become exercisable, the Company merges or otherwise combines with another entity, each Right then outstanding will entitle its holder to purchase a number of the acquiring party’s common shares having a market value of twice the exercise price of the Right. The Plan also contains other customary provisions and is similar to plans adopted by many other companies. The Rights will expire in July 2007.

     Warrants

     During the quarter ended September 30, 2002, the Company issued warrants to the lenders (see Note 3 — Long-Term Debt) under its Revolving Credit Facility and Senior Notes. The warrant issued to the Revolving Credit Facility lender permits the lender to purchase 467 shares at a purchase price of $0.01 per share, and the warrant issued to the Senior Notes lender permits the lender to purchase 467 shares at a purchase price of $0.01 per share. For purposes of financial reporting, the warrants were valued at $313 each and the aggregate amount of $626 increased paid-in-capital and reduced short-term and long-term debt. The $313 discount per facility will be fully amortized by the Revolving Credit Facility termination date of July 2003, and by the Senior Notes termination date of January 15, 2008. Warrants have been amortized over the life of the debt and current amortization expense for fiscal 2003 totaled $217 and is included in the interest expense in the accompanying consolidated statement of operations.

8. Stock Plans:

     In June 1999, the Company adopted an Employee Stock Purchase Plan under which employees have a systematic long-term investment opportunity to own Company shares. Shareholder approval for such adoption was obtained on July 22, 1999. The Employee Stock Purchase Plan has been suspended.

     The Company has options outstanding under various option plans including the 1997 Long-Term Incentive Plan (the “1997 Option Plan”) and the 1997 Non-Employee Directors’ Stock Option Plan (the “1997 Directors Plan”). The Company’s 1994 Corrpro Stock Option Plan (the “1994 Plan”) and the 1994 Corrpro Outside Directors’ Stock Option Plan (the “Directors Plan”) were terminated upon adoption of the 1997 Option Plan and the 1997 Directors Plan. In addition, prior to its initial public offering in September 1993, the Company issued stock options under various arrangements.

     The 1997 Option Plan was adopted on April 28, 1997, subject to shareholder approval, which was obtained on July 23, 1997. The 1997 Option Plan, as amended, provides for the granting of up to 469 non-qualified stock options, stock appreciation rights, restricted stock awards or stock bonus awards to officers, key employees and consultants of the

Company. In addition, the 1997 Option Plan provides that shares exercised, forfeited or otherwise terminated under previously granted stock awards, other than awards under the 1994 Directors Plan, will also be available for grant under the new plan. The option price per share will generally be the fair market value of the Company’s common shares on the date of grant and the term of the options will not exceed 10 years. The 1997 Option Plan will terminate on April 28, 2007. On April 30, 1998, the Company adopted an amendment to the 1997 Option Plan increasing the number of shares available for issuance by 300.

     The 1997 Directors Plan was also adopted on April 28, 1997. The 1997 Directors Plan provides for the granting of up to 63 non-qualified stock options to current and future non-employee directors of the Company. Under this plan, each non-employee director will annually be granted options to purchase 3 common shares. The option price per share will be the fair market value of the Company’s common shares on the date of grant and the term of the options will be 10 years. The 1997 Directors Plan will terminate on April 28, 2007.

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

     Shares for issuance under equity compensation plans does not include the Company’s 2001 Non-Employee Directors’ Stock Appreciation Rights Plan which has not been approved by its shareholders. Under this plan, non-employee directors received a one-time grant of vested stock appreciation rights as part of their compensation for serving as directors. The stock appreciation rights entitle each eligible director to be paid in cash, subject to the applicable terms and conditions of the grant, on or after May 17, 2006, the amount of appreciation in the fair market value of 10,000 Common Shares between May 17, 2001 and May 17, 2006. Currently, three such non-employee directors hold such stock appreciation rights.

     Stock option activity for the Company during fiscal 2003, 2002 and 2001 was as follows:

Number of Shares	2003		2002		2001

Options outstanding, beginning of year	1,303		757		1,107
Granted	270		676		425
Exercised	—		—		(2)
Expired, canceled or surrendered	(174)		(130)		(773)

Outstanding, end of year	1,399		1,303		757

Exercisable, end of year	270		305		444
Available for grant, end of year	248		1,014		891
Price range of options:
Granted	$0.32	to	$1.30	to	$3.69	to
	$1.15		$3.05		$4.00
Exercised	N/A		N/A		$1.86
Options outstanding, end of year	$0.32	to	$1.30	to	$1.86	to
	$13.78		$13.78		$13.78

     Of the options shares outstanding at March 31, 2003, 1,218 shares outstanding were in a price range of $0.32 to $3.75. The remaining 181 options shares outstanding were at a price range from $4.00 to $13.78.

9. Business Segments:

     In July 2002, the Company’s Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. The Company intends to sell non-core business units and use the proceeds to reduce debt. The Company has engaged outside professionals to assist in the disposition of the domestic and international non-core business units. Prior to the quarter ended September 30, 2002, the Company’s non-core domestic and international units were reported as the Other Operations and International Operations reporting segments. Effective as of the quarter ended September 30, 2002, the Other Operations and the International Operations reporting segments have been eliminated and the non-core domestic and international units are reported as discontinued operations. Prior-year financial statements have been reclassified to reflect these non-core units as discontinued operations, which are also referred to as “assets and liabilities held for sale.”

     We have organized our operations into two business segments: Domestic Core Operations and Canadian Operations. Our business segments and a description of the products and services they provide are described below:

     The Company’s business segments and a description of the products and services they provide are described below:

     Domestic Core Operations. The Domestic Core Operations segment consists of the Company’s operations in the United States and Central and South America, which provide products and services including corrosion control, coatings, pipeline integrity, risk assessment and inspection services. This segment provides corrosion control products and services to a wide-range of customers in a number of industries including: energy, utilities, water and wastewater treatment, chemical and petrochemical, pipelines, defense and municipalities. In addition, this segment provides coatings services to customers in the entertainment, aerospace, transportation, petrochemical and electric power industries, as well as inspection services to customers in the pharmaceutical, chemical and energy industries. Finally, this segment includes a production facility in the United States that assembles and distributes cathodic protection products, such as anodes, primarily to the United States market. The Domestic Core Operations products and services consisted of corrosion control, which represented approximately 77%, 60% and 71% of revenues in fiscal years 2003, 2002 and 2001, respectively, coatings which represented approximately 19%, 37% and 26% of revenues in fiscal years 2003, 2002 and 2001, respectively and pipeline integrity and risk assessment which represented approximately 4%, 3% and 3% of revenues in fiscal years 2003, 2002 and 2001, respectively. The Domestic Core Operations had goodwill totaling $6,397 as March 31, 2003.

     Canadian Operations. The Canadian Operations segment provides corrosion control, pipeline integrity and inspection services to customers in Canada who are primarily in the oil and gas industry. These customers include pipeline operators, petrochemical plants and refineries. The Canadian Operations segment also includes production facilities that assemble products such as anodes and rectifiers. The Canadian Operations products and services consisted of corrosion control, which represented approximately 94%, 88% and 87% of revenues in fiscal years 2003, 2002 and 2001, respectively and pipeline integrity and risk assessment which represented approximately 6%, 12% and 13% of revenues in fiscal years 2003, 2002 and 2001, respectively. The Canadian Operations had goodwill totaling $6,946 at March 31, 2003.

     Financial information relating to the Company’s operations by segment are presented below:

	2003	2002	2001

Revenue:
Domestic Core Operations	$84,966	$101,781	$96,161
Canadian Operations	19,254	21,277	24,328

	$104,220	$123,058	$120,489

Operating Income (Loss):
Domestic Core Operations	$11,061	$13,544	$12,483
Canadian Operations	3,634	2,850	4,193
Corporate Related Costs and Other	(11,870)	(12,989)	(17,047)

	$2,825	$3,405	$(371)

Total Assets:
Domestic Core Operations	$30,780	$45,352
Canadian Operations	22,669	21,588
Corporate Related Assets and Other	8,934	2,087
Assets held for Sale	14,600	40,936

	$76,983	$109,963

Capital Expenditures:
Domestic Core Operations	$(282)	$(511)	$(1,317)
Canadian Operations	(48)	(77)	(566)
Corporate Related Capital Expenditures	(21)	—	—

	$(351)	$(588)	$(1,882)

Depreciation and Amortization:
Domestic Core Operations	$1,925	$2,458	$2,245
Canadian Operations	281	677	729
Corporate Related Depreciation and Amortization	821	1,007	1,227

	$3,027	$4,142	$4,201

10. Legal Matters:

     As previously reported, in January 2000, the Michigan Department of Environmental Quality (“MDEQ”) issued an administrative decision which effectively limited the scope of MDEQ’s 1995 approval of certain assessment methodologies utilized by Corrpro in determining whether certain underground storage tanks meet Michigan’s regulatory requirements for upgrade by means of cathodic protection. The MDEQ decision also would have required us to conduct further assessments and provide certain information. The assessment methodologies at issue have been and remain recognized by the Environmental Protection Agency (“EPA”) and the other states in which we utilized such methodologies for virtually identical purposes. We believed that MDEQ’s decision was in error and on January 24, 2000, filed a complaint and claim of appeal in the Circuit Court for the County of Ingham, Michigan seeking declaratory relief and appealing the decision on several grounds. In its November 14, 2000 ruling, the Ingham Circuit Court reversed MDEQ’s decision that directed we take certain actions and provide certain information, however, the court also found that MDEQ had not approved the full use of the assessment methodologies we utilized in Michigan.

     We believed that the circuit court’s finding that MDEQ had not approved full use of the methodologies was not supported by the evidence, and was contradicted by evidence contained in the administrative record. On December 5, 2000, we filed, in the Michigan Court of Appeals, an application for leave to appeal the circuit court’s finding that MDEQ did not approve the full use of the assessment methodologies we utilized in Michigan. By order dated February 14, 2001, the Michigan Court of Appeals denied our application for leave to appeal the circuit court’s finding. On March 7, 2001, we filed an application for leave to appeal with the Supreme Court of the State of Michigan. On August 28, 2001, the Michigan Supreme Court denied our application for leave to appeal.

     As a result of these proceedings, the MDEQ’s administrative decision finding that certain of our assessment methodologies were not approved in full was upheld, but the MDEQ was found not to have jurisdiction to enforce its decision against us. In July 2002, the MDEQ sent certain underground storage tank owners and operators who may have relied on our method of assessment a notice informing them that certain of such owners and operators’ tanks were improperly upgraded, that such owners and operators are to provide to MDEQ upon request evidence that they have conducted state required tank tightness testing, and certain of such tanks must be internally inspected. MDEQ also advised that internally inspected tanks that do not satisfy applicable criteria should be taken out-of-service and removed from the ground. There can be no assurance that the MDEQ will not take further action against underground storage tank owners or operators.

     On July 25, 2002, a summons and complaint was issued from the Circuit Court for the County of Ingham, Michigan. The action was commenced by Blodgett Oil Company, Inc. and other owners and operators of underground storage tanks systems on behalf of themselves and others similarly situated. The complaint relates to the MDEQ regulatory proceeding described immediately above and names both the Company and MDEQ. The plaintiffs seek an unspecified amount of damages in excess of $25,000 from Corrpro. The plaintiffs also seek injunctive relief prohibiting the MDEQ from declaring that underground storage tanks upgraded by the Company do not meet the current requirement for corrosion protection set forth by law. On November 18, 2002, the court issued an order certifying the underlying class. The Michigan Court of Appeals denied the Company’s application for leave to appeal the Circuit Court’s order certifying the underlying class. . The Company believes that it has meritorious defenses to the claims asserted, including that damages have not yet been incurred. Notwithstanding such defenses, under applicable law the Company believes that the class would not be entitled to certain of the damages alleged. The Company is unable at this time to make a determination as to whether a material adverse outcome is reasonably possible and whether an adverse outcome would have a materially adverse affect on its operations or financial condition.

     During fiscal 2001, the Company discovered that a former employee used an incorrect assessment standard in connection with the evaluation of whether certain underground storage tanks located at as many as 67 sites were eligible for upgrade using cathodic protection. Such evaluations were done using one of the approved assessment methodologies. The tanks at these sites, which are located in five states, were subsequently upgraded using cathodic protection, which arrests corrosion. These tanks are also subject to ongoing leak detection requirements. Based on the Company’s review of available information and governmental records, the Company believes that there have not been any releases from the affected tanks as a result of the actions of the former employee. The Company has contacted, and in October and November 2000 met with, officials from the EPA and officials from the corresponding environmental protection agencies of the five states involved to discuss this matter. It is the Company’s understanding that none of the states nor the EPA intend to take any enforcement action as a result of the use of the inaccurate standard by the former employee. The Company is currently working with the states and the EPA to develop and implement field investigation procedures to assess the current status of the affected sites. In one of the states in which affected sites are located, the Company has completed field investigation procedures. The Company has been informed by one of the other states that, based on continuing monitoring and leak detection procedures already required to be performed by site owners and operators, no additional field work procedures will be required. The Company has commenced agreed upon field work procedures in a third state. There are no currently outstanding claims or demands that have been asserted by any of the affected owners and operators. Based on currently available information, including the Company’s experience in the fieldwork conducted to date, the Company does not believe that it is reasonably possible that the cost of further field investigation procedures for this matter will have a material effect on the future operations, financial position or cash flows of the Company.

     The Company is a defendant in a purported class action suit filed on June 24, 2002, in the United States District Court, Northern District of Ohio, Eastern Division. The complaint also names certain former and current officers and directors of the Company as defendants. The complaint was purportedly filed on behalf of all persons who purchased Corrpro Common Shares during the period April 1, 2000 through March 20, 2002 and alleges violations of the federal securities laws resulting in artificially inflated prices of the Company’s Common Shares during the class period. The complaint relates to the Company’s announcement that it had discovered accounting irregularities caused by apparent internal misconduct in its Australian subsidiary. The complaint seeks unspecified compensatory damages, fees and expenses on behalf of the putative class.

     At least as early as October 2000, the then managing director and the financial controller of Corrpro Australia Pty., Ltd., a subsidiary of Company, were involved in knowingly misstating the financial results reported by the Australian subsidiary to corporate management of the Company to improve the reported results of the Australian business. Such individuals are no longer employed by the Company or its subsidiaries and are defendants in a complaint for permanent injunctive and other equitable relief filed by the SEC in the United States District Court for the Northern District of Ohio. The former Australian employees are also subject to an investigation and other proceedings commenced through the Australian Securities and Investments Commission.

     The irregularities included erroneous journal entries to the Australian subsidiary’s general ledger that increased profit and net assets. Among other things, the former Australian employees falsified invoices and credit notes and made erroneous entries to subledgers including accounts payables, accounts receivables, cost of goods sold and inventory. The former Australian employees further recorded fictitious invoices in the former Australian subsidiary’s computerized accounting records, falsified credit notes from suppliers, and created two different versions of the accounts receivable subledger. The former Australian employees took steps to fabricate documents to be reviewed by the Company’s independent auditors.

     As a result of its discovery of the irregularities, the Company, by means of its Form 10-K/A for the fiscal year ended March 31, 2002 filed with the Securities and Exchange Commission on August 9, 2002, restated its previously issued audited financial statements for the fiscal year ended March 31, 2001. The effect of the restatement was to increase the Company’s loss and basic and diluted loss per share, respectively, from $4.7 million and $0.61 to $8.3 million and $1.07 for the fiscal year ended March 31, 2001. Consolidated stockholders’ equity as of March 31, 2001 decreased by approximately $3.8 million from amounts previously reported. Unaudited quarterly financial information for the first three quarters of the fiscal year ended March 31, 2002 and all four quarters of its fiscal year ended March 31, 2001, were also restated by means of such filing. Information concerning the restated amounts applicable to each of the foregoing quarters is contained in Note 12, Restated Quarterly Financial Information (Unaudited), Notes to Consolidated Financial Statements included in Item 8 of the Company’s Form 10-K/A for the fiscal year ended March 31, 2002 filed with the Securities and Exchange Commission on August 9, 2002.

     On May 27, 2003, the District Court granted, with prejudice, the defendants’ motions to dismiss the amended and consolidated class action complaint. On June 24, 2003, the plaintiffs filed a notice of appeal to the United States Circuit Court of Appeals for the 6th Circuit from the order of dismissal. The Company is unable at this time to make a determination as to whether a material adverse outcome is reasonably possible and whether an adverse outcome would have a materially adverse affect on its operations or financial condition.

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

     In January 2003, the Company received a Consolidated Compliance Order and Notice of Potential Penalty from the Louisiana Department of Environmental Quality pursuant to which the department alleges that the Company’s foundry operations failed to submit required storm water monitoring information as required by law. The alleged failure relates to periods subsequent to the cessation of the Company’s foundry operations. The Company has appealed the matter and the department has agreed to engage in informal resolution of the matter. Based on current available information, the Company does not believe that it is reasonably possible that this matter will have a material effect on the future operations, financial position or cash flows of the Company.

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

Three Months Ended	06/30/02(2)	09/30/02(3)	12/31/02	03/31/03(4)(5)	Total

(In Thousands, Except per Share Data)
Revenues
Operating income (loss)
Net Income (loss) from continuing operations	$26,835	$28,286	$27,766	$21,333	$104,220
Net income (loss)	535	1,686	1,958	(1,354)	2,825
Earnings (loss) per share — Basic:	(690)	(221)	192	(2,032)	(2,751)
Income (loss) from continuing operations	(20,686)	(3,357)	449	(5,231)	(28,825)
Net income (loss)	$(0.08)	$(0.03)	$0.02	$(0.24)	$(0.33)
Weighted average number of shares — Basic	(2.48)	(0.40)	0.05	(0.60)	(3.43)
Earnings (loss) per share — Diluted:	8,350	8,403	8,408	8,408	8,387
Income (loss) from continuing operations	$(0.08)	$(0.03)	$0.02	$(0.24)	$(0.33)
Net income (loss)	(2.48)	(0.40)	0.05	(0.60)	(3.43)
Weighted average number of shares — Diluted	8,350	8,403	9,324	8,408	8,387

Three Months Ended	06/30/01	09/30/01	12/31/01	03/31/02(1)	Total

(In Thousands, Except per Share Data)
Revenues
Operating income (loss)
Net Income (loss) from continuing operations	$33,001	$31,099	$33,465	$25,493	$123,058
Net income (loss)	1,973	2,297	2,025	(2,890)	3,405
Earnings (loss) per share — Basic:	534	373	702	(13,928)	(12,319)
Income (loss) from continuing operations	266	134	78	(18,163)	(18,217)
Net income (loss)	$0.07	$0.05	$0.09	$(1.73)	$(1.52)
Weighted average number of shares — Basic	(0.03)	0.02	0.01	(2.20)	(2.24)
Earnings (loss) per share — Diluted:	7,960	8,073	8,179	8,268	8,119
Income (loss) from continuing operations	$0.07	$0.05	$0.09	$(1.73)	$(1.52)
Net income (loss)	(0.03)	0.02	0.01	(2.20)	(2.24)
Weighted average number of shares — Diluted	7,960	8,104	8,199	8,268	8,119

(1)	Included in the fourth quarter of fiscal 2002 was a tax valuation allowance of $10,472

(2)	Included in the first quarter of fiscal 2003 was goodwill impairment of $18,238

(3)	Included in discontinued operations in the second quarter of fiscal 2003 was an asset impairment charge of $900

(4)	Included in discontinued operations in the fourth quarter of fiscal 2003 was a gain on sale of discontinued operations of $2,095

(5)	Included in discontinued operations in the fourth quarter of fiscal 2003 was an asset impairment charge of $1,575

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth the names of all the directors of the Company as of March 31, 2003 and certain other information relating to their position with the Company and/or other business experience.

Michael K. Baach

     Mr. Baach has been a director of Corrpro since August 2000 and an Executive Vice President since April 1993. Mr. Baach was our Vice President of Sales and Marketing from our formation in 1984 until February 1992 when he was elected Senior Vice President. Mr. Baach has over twenty five years of experience in the corrosion control market and has been responsible for Corrpro’s marketing and sales activities, manufacturing and international operations. Mr. Baach attended Cuyahoga Community College. Age 48.

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

Neal R. Restivo

     Mr. Restivo has been a director since January 2001. Mr. Restivo is currently Vice President — Operations and Finance and Chief Financial Officer of Weatherchem Corporation, a provider of dispensing and packaging products which he joined in October 2001. From February 2001 until September 2001, Mr. Restivo was Vice President, Chief Financial Officer, Secretary and Treasurer at Grand Eagle, Inc., a motor, transformer and power system repair services company. From October 1995 to January 2001, Mr. Restivo was employed as our Chief Financial Officer, Secretary and Treasurer. He was also elected Senior Vice President in October 1995 and became an Executive Vice President of the

     Company in March 1998. Mr. Restivo graduated from Miami University, Ohio with the degree of Bachelor of Science, Accountancy. Age 43.

Joseph W. Rog

     Mr. Rog has been a director and Corrpro’s Chief Executive Officer since our formation in 1984. Mr. Rog became Chairman of the Board in June 1993 and has been President since June 1995. Mr. Rog was also Corrpro’s President between January 1984 and June 1993. Mr. Rog has over thirty-five years of industry experience in various technical and management capacities, and particularly in corrosion analysis and the design and implementation of corrosion control systems. He graduated from Kent State University with a Bachelor of Science degree in Geology, and has also completed the Graduate School of Business course at Stanford University. Age 63.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Based on a review of reports filed by our directors, executive officers and beneficial holders of 10% or more of our shares, and upon information provided by those persons, all SEC stock ownership reports required to be filed by those reporting persons during fiscal 2003 were timely made except as follows. Certain stock option grants to Messrs. Lynham, Millis, Restivo, and Rogers, which were automatically granted under the 1997 Non-Employee Directors’ Stock Option Plan, were not timely reported on Form 4 within the appropriate time period. In addition, certain stock option grants to Messrs. Baach, Gehring, Kroon, Mayer, Moran, and Schadeck were not timely reported on Form 4 within the appropriate time period. Our corporate staff, which coordinates these filings, inadvertently failed to transmit the applicable Forms 4. All such stock option grants were reported on Form 5 for the fiscal year ended March 31, 2003.

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

     In connection with the Audit Committee’s investigation of accounting irregularities discovered at Corrpro’s Australian subsidiary, the Board approved an arrangement to compensate the Audit Committee members for their time and expenses devoted to the investigation. The Audit Committee members receive their approved standard meeting fee for meetings convened to address the investigation. In addition, Corrpro compensates each Audit Committee member at the rate of $275 per half day and $550 per full day for time (other than time spent in Committee meetings) devoted to the investigation.

Stock Appreciation Rights

     In May 2001, the Board approved the 2001 Non-Employee Directors’ Stock Appreciation Rights Plan. Pursuant to the plan, effective May 17, 2001, a one-time grant of vested stock appreciation rights was made to non-employee directors then serving on the Board at an exercise price of $2.10 per share. The stock appreciation rights entitle each eligible director to be paid in cash, subject to the applicable terms and conditions of the grant, on or after May 17, 2006 the amount of appreciation in the fair market value over the exercise price of 10,000 Corrpro Common Shares between May 17, 2001 and May 17, 2006.

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

Outside Directors’ Stock Option Plan

     Under the 1997 Non-Employee Directors’ Stock Option Plan, Corrpro automatically grants stock options to purchase 2,500 Corrpro Common Shares at fair market value on the date a director is first elected and, beginning the next calendar year, on each September 30th on which the individual continues as a Corrpro director.

EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary of Compensation

     The following table summarizes the compensation we paid our CEO and each of the four other most highly compensated executive officers for fiscal 2003, 2002 and 2001.

				Long Term
				Compensation
			Other	Awards
Name and Principal	Fiscal		Annual	Stock Other
Position	Year	Salary	Bonus(3)	Compensation Options(2)		Compensation(1)

Joseph W. Rog	2003	$285,000	$0	0	0	$877
Chairman of the Board,	2002	285,000	$0	0	206,250	8,418
Chief Executive Officer	2001	285,000	0	0	28,000	8,543
and President
Michael K. Baach	2003	180,000	0	0	10,000	554
Executive Vice President,	2002	180,000	0	0	56,250	6,628
Sales	2001	180,000	0	0	17,000	6,690
George A. Gehring, Jr.	2003	172,000	0	0	10,000	530
Executive Vice	2002	172,000	17,355	0	131,250	6,881
President, U.S	2001	172,000	0	0	17,000	6,865
Operations
David H. Kroon	2003	170,000	0	0	10,000	523
Executive Vice	2002	170,000	0	0	46,875	6,016
President,	2001	170,000	0	0	17,000	6,120
Engineering
Barry W. Schadeck	2003	180,000	0	0	10,000	0
Executive Vice President,	2002	180,000	0	0	91,250	0
President of	2001	180,000	0	0	17,000	0
Corrpro Canada, Inc.

(1)	Amounts represent Company matching contributions under Corrpro’s 401(k) retirement savings plan.

(2)	These options were granted in June 2001 pursuant to the Company’s stock option surrender program in an amount equal to the same number of options surrendered under the program. The new options are subject to the terms of the applicable option agreement and the provisions of the Corrpro 1997 Long-Term Incentive Plan and become exercisable in equal annual increments on the first, second and third anniversaries of the grant date.

(3)	Amounts represent bonus earned pursuant to the Company’s Management Incentive Plan for fiscal 2002.

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

					Potential realizable value
					at assumed annual rates of
					stock price appreciation
Individual grants					for option term

	Number of	Percent of
	securities	total	Exercise
	underlying	options/SARs	or base
	option/SARs	granted to	price
	granted (#)	employees in	($/Sh)	Expiration
Name	(1)	fiscal year	(2)	date	5% ($)	10% ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)

Joseph W. Rog	0	0.0%	$ N/A	N/A	$ N/A	N/A
Michael K. Baach	10,000	3.8	0.32	February 26, 2013	2,012	6,000
George A. Gehring, Jr.	10,000	3.8	0.32	February 26, 2013	2,012	6,000
David H. Kroon	10,000	3.8	0.32	February 26, 2013	2,012	6,000
Barry W. Schadeck	10,000	3.8	0.32	February 26, 2013	2,012	6,000

(1)	The new options are subject to the terms of the applicable options agreement and the provisions of the Corrpro 1997 Long-Term Incentive Plan and become exercisable on February 26, 2010, provided the exercise of such options is subject to acceleration as to one-third of the options granted on the date the price of the Company’s shares close for a consecutive 30 day period at an average price equal to or greater than $0.50, at which time the one-third of the options become exercisable, $1.00, at which time two-thirds of the options become exercisable, and $1.50, at which time all options become exercisable. The options also may become exercisable upon a change in control as defined either in the 1997 Long-Term Incentive Plan or the applicable change in control agreements entered into by Corrpro and the named executive officers.

(2)	Based on the closing price of the common shares of $0.32 on the American Stock Exchange on February 25, 2003.

Aggregated Option/SAR Exercises in Last Fiscal Year/And Fiscal Year End Option/SAR Values

     The following table shows for the officers named in the summary compensation table above information about their exercise of stock options to purchase common shares during fiscal 2003 and their unexercised stock options to purchase common shares at March 31, 2003.

					Value of Unexercised
			Number of Securities Underlying		In-the-Money Options
	Shares Acquired	Value	Options at Fiscal Year-End		at Fiscal Year
Name	on Exercise	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Joseph W. Rog	None	N/A	182,507	96,743	0	0
Michael K. Baach	None	N/A	56,252	45,748	0	800
George A. Gehring, Jr.	None	N/A	103,104	70,746	0	800
David H. Kroon	None	N/A	50,002	42,623	0	800
Barry W. Schadeck	None	N/A	60,836	57,414	0	800

Employment and Change in Control Agreements

     Mr. Rog is employed under an employment agreement having a term through March 31, 2004. Under this agreement, Mr. Rog serves as Corrpro’s Chairman of the Board, Chief Executive Officer and President. The agreement provides for Mr. Rog to be nominated as a Corrpro director for so long as such agreement remains in effect.

     This employment agreement provides for the payment of Mr. Rog’s base salary and such other compensation as determined by the Board of Directors from time to time. Other compensation may include bonuses, stock options and incentive compensation. Mr. Rog’s base salary is subject to annual review.

     Mr. Rog may not compete with Corrpro during the term of the agreement and for as long as Mr. Rog receives retirement income payments from Corrpro. Corrpro may terminate Mr. Rog’s employment for good cause (as defined in the agreement), in which case the Company will pay Mr. Rog his base salary earned through termination with no further obligation to him except as required by law. Mr. Rog has earned the right to receive retirement income with a lifetime survivor benefit to his spouse in an amount equal to 50% of his base salary, payable monthly, provided that certain conditions are satisfied.

     Corrpro may have to pay severance to Mr. Rog if specified events occur. These events include termination of his employment at a time when Corrpro is in breach or termination of the agreement by Corrpro without good cause. In such cases, Corrpro must pay two years of severance at the rate of his base salary in effect at the time of termination plus a payment equal to one full year’s participation in any short-term incentive bonus plan at the 100% level. Mr. Rog also would be entitled to continue any medical or other insurance coverage in effect at the time of termination until age 65.

     Mr. Rog is eligible for disability benefits. If he becomes disabled while employed, his salary and other compensation continues for the first ninety days, offset by amounts paid under other company-sponsored disability plans. If his disability cannot be reasonably accommodated, the Board may terminate his employment. In such case, Mr. Rog’s current participation in bonus and incentive plans will not be adversely affected. Mr. Rog also is covered by other company welfare benefits.

     Corrpro and each of Mr. Baach, Mr. Gehring and Mr. Kroon have signed employment agreements effective through March 31, 2004 under which each serves as an Executive Vice President. These agreements provide for the payment of base salaries, subject to annual adjustment. In general, these agreements provide severance arrangements similar to those included in the employment agreement with Mr. Rog described above, except that no retirement income will be paid and that medical and other insurance coverage shall continue for a period of twenty-four months rather than to age 65 if the executive is terminated when specified events occur. Mr. Schadeck’s services are provided through one of Corrpro’s Canadian subsidiaries. This subsidiary has engaged Mr. Schadeck under a management services agreement which provides for base level compensation and bonuses based on performance. The agreements with the named executive officers generally restrict the officers from competing for two years following termination.

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

     The type of change in control determines the potential severance benefits. Upon the occurrence of a hostile change in control, the executive would be entitled, whether or not employment is terminated, to a lump sum payment equal to three times current cash compensation, bonus and certain benefits and a gross-up for certain excise taxes, if they apply. The executive would also be entitled to three years of continued welfare benefits. In a friendly change in control, if the executive is terminated, other than for good cause, or resigns for good reason, in contemplation of or before the second anniversary of the friendly change in control, the executive is entitled to, in total, a lump sum payment equal to two times current cash compensation, bonus and certain benefits. The executive would also be entitled to two years of continued welfare benefits. In the event of a change in control of any type, all of the executives’ outstanding stock options become exercisable. In addition, Corrpro must set aside sufficient funds, in a trust which satisfies certain tax requirements, covering potential obligations to Mr. Rog. The following terms are used in this paragraph, as defined in the change in control agreements: hostile change in control, welfare benefits, friendly change in control, good cause, good reason and in contemplation of.

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

Certain Beneficial Owners

	Number of
Name	Shares(1)	Percent

Michael K. Baach	147,366	1.6
George A. Gehring, Jr.	110,754	1.2
David H. Kroon	298,399	3.3
C. Richard Lynham	24,375	*
Harry Millis	51,100	*
Neal R. Restivo	115,332	1.3
Joseph W. Rog	452,386	5.0
Warren F. Rogers	33,375	*
14 Directors and executive officers as a group	1,358,548	15.0
JB Capital Partners L.P.(2)	617,200	7.3
23 Berkley Lane Rye Brook, New York 10573
T. Rowe Price Associates, Inc.(2)	650,000	7.7
100 East Pratt St. Baltimore, Maryland 21202
Royce & Associates, Inc.(2)	612,575	7.29
1414 Avenue of the Americas New York, New York 10019
Delta Partners LLC(2) One Financial Center, Suite 1600 Boston, Massachusetts 02111	492,168	5.9
Prudential Financial, Inc.(2)	521,290	5.9
751 Broad St. Newark, New Jersey 07102
Dimensional Fund Advisors, Inc.(2)	448,300	5.33
1299 Ocean Avenue, 11th Floor Santa Monica, California 90401

*	Less than 1%

(1)	The number of shares listed includes shares under currently exercisable stock options and stock options which may become exercisable within 60 days following June 24, 2003. The number of such exercisable stock options for those listed above are: Mr. Baach (56,252 shares); Mr. Gehring (103,104 shares); Mr. Kroon (50,002 shares); Mr. Lynham (22,500 shares); Mr. Millis (1,250 shares); Mr. Restivo (112,500 shares); Mr. Rog (182,507 shares); and Dr. Rogers (13,125 shares); and all directors and executive officers as a group (633,660 shares).

(2)	Based upon information contained in the following documents as filed with the SEC:

•	Amendment to Schedule 13G jointly filed by Delta Partners LLC, Charles Jobson and Christopher Argyople on January 27, 2003. Delta Partners LLC reported that it had shared voting and dispositive power with respect to

492,168 shares. Charles Jobson reported that he had shared voting and dispositive power with respect to 492,168 shares. Christopher Argyrople reported that he had shared voting and dispositive power with respect to 492,168 shares.

•	Schedule 13G filed by T. Rowe Price Associates, Inc. on February 14, 2003.

•	Amendment to Schedule 13G filed by Royce & Associates LLC on February 4, 2003.

•	Amendment to Schedule 13G filed by Dimensional Fund Advisors, Inc. on February 3, 2003.

•	Schedule 13G filed by Prudential Financial, Inc. on February 7, 2003. Included in the number of shares stated above are 467,290 Warrants which are convertible into common stock at a ratio of 1:1.

•	Amendment to Schedule 13G was jointly filed by JB Capital Partners, L.P. and Alan W. Weber on February 14, 2003. JB Capital Partners, L.P. reported that it had shared voting and dispositive power with respect to 582,200 shares. Alan W. Weber reported that he had sole voting and dispositive power with respect to 35,000 shares and shared voting and dispositive power with respect to 582,200 shares.

     Information regarding the Company’s equity compensation plans is set forth in Part II, Item 5 of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

ITEM 14. Controls and Procedures

(a)	Controls and Procedures.

     On August 9, 2002, the Company issued restated consolidated financial statements included in its filings with the Securities and Exchange Commission (the “SEC”) as of and for the fiscal years ended March 31, 2002 and 2001, and related quarterly periods (the “10-K/A”). The restatement occurred because certain accounting errors and irregularities in the Company’s financial statements were identified. As discussed in the Company’s Annual Report on Form 10-K for the fiscal year 2002 filed with the SEC on August 9, 2002, the Company has been advised that the SEC is conducting an investigation into the facts and circumstances giving rise to the restatement, and the Company has been and intends to continue cooperating with the SEC. The Company cannot predict the outcome of such an investigation.

     Following the commencement of an internal review of its accounting records and procedures and the investigation initiated by the Company’s Audit Committee of the Board of Directors in connection with the restatement process (the “Audit Committee Investigation”), the Company initiated a significant restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. The Company intends to sell non-core business units and use the proceeds to reduce debt. These activities, while critical to the successful restructuring of the Company, complicate the Company’s ability to assess the overall effectiveness of internal controls.

     Since the inception of the restatement process and Audit Committee Investigation, the Company has made a number of significant changes that strengthened the internal controls over its financial accounting, reporting and disclosure procedures (the “Reporting and Disclosure Procedures”). These changes included, but were not necessarily limited to, (i) communicating clearly and consistently a tone from senior management regarding the proper conduct in these matters, (ii) strengthening the North American financial management organizational reporting chain, (iii) requiring stricter account reconciliation standards, (iv) updating and expanding the distribution of the Company’s business conduct questionnaire, (v) requiring quarterly as well as annual business units written representations, (vi) expanding the financial accounting procedures in the current year, (vii) temporarily supplementing the Company’s existing staff with additional contractor-based support to collect and analyze the information necessary to prepare the Company’s financial statements, related disclosures and other information requirements contained in the Company’s SEC periodic reporting until the 492,168 shares. Charles Jobson reported that he had shared voting and dispositive power with respect to

     Company implements changes to the current organization and staffing, (viii) commencing a comprehensive, team-based process to further assess and enhance the efficiency and effectiveness of the Company’s financial processes, including support efforts which better integrate current and evolving financial information system initiatives, and addressing any remaining weaknesses, and (ix) establishment of an internal audit function.

     The Company will continue the process of identifying and implementing corrective actions where required to improve the effectiveness of its Reporting and Control Procedures. Significant supplemental resources will continue to be required to prepare the required financial and other information during this process, particularly in view of the Company’s current stage of restructuring. The changes made to date as discussed above have enabled the Company to restate its previous filings where required, as well as subsequently prepare and file the remainder of the required periodic reports for fiscal 2003 and 2002 on a current basis.

(b)	Evaluation of Disclosure Controls and Procedures.

     The Company’s Chief Executive Officer and Chief Financial Officer (the “Senior Officers”), with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a — 14(c) and 15d - 14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on that evaluation, and subject to inherent limitations on the effectiveness of internal controls as described below, the Senior Officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(c)	Inherent Limitations on the Effectiveness of Controls.

     A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, a control system is subject to implementation based on the cost effectiveness of such controls. Further, because of the inherent limitations in all control systems, including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place. Over time, controls may become inadequate because of changes in conditions, or deterioration of the degree of compliance with the policies or procedures. Due to the inherent limitation of control systems, misstatements due to error or fraud may occur and not be detected. Given such inherent limitations, the Senior Officers and other members of the Company’s management, do not expect our disclosure controls or procedures to prevent all possible instances of error and fraud.

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1) The following consolidated financial statements are included in Part II, Item 8:

Report of Independent Accountants

Consolidated Balance Sheets at March 31, 2003 and 2002

Consolidated Statements of Operations for the years ended March 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended March 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(a)	(3) Index to Exhibits:

Exhibit
No.	Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company.(1)
3.2	Amended and Restated Code of Regulations of the Company.(2)
4.1	Specimen certificate for the Common Shares.(3)
4.2	Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems, Inc. and the Lenders Party thereto. Other long-term debt agreements of the Company, except for Note Purchase Agreement, are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Company will furnish copies of any such agreements to the Securities and Exchange Commission upon its request.(4)
4.3	First Amendment to Credit Agreement dated October 19, 2000 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems, Inc. and the Lenders Party thereto.(12)
4.4	Letter Agreement dated October 19, 2000 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems, Inc. and the Lenders Party thereto.(12)
4.5	Second Amendment to Credit Agreement dated as of June 29, 2001 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems, Inc. and the Lenders Party thereto.(12)
4.6	Third Amendment to Credit Agreement dated as of August 10, 2001 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems, Inc. and the Lenders Party thereto.(13)
4.7	Fourth Amendment to Credit Agreement dated as of November 12, 2001 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems, Inc. and the Lenders Party thereto.(14)
4.8	Fifth Amendment to Credit Agreement dated as of February 11, 2002 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coating Systems, Inc. and the Lenders Party thereto.(15)
4.9	Sixth Amendment to Credit Agreement dated as of September 23, 2002 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies Inc., CSI Coating Systems, Inc. and the Lenders party thereto.(17)
4.10	Seventh Amendment to Credit Agreement dated as of November 1, 2002 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies Inc., CSI Coating Systems, Inc. and the Lenders party thereto.(18)
4.11	Eight Amendment to Credit Agreement dated as of February 10, 2003 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among Corrpro Companies, Inc., CSI Coatings Systems, Inc. and the Lenders party thereto.
4.12	Note Purchase Agreement dated as of January 21, 1998 by and among the Company and the Purchaser herein. (5)

Exhibit
No.	Exhibit

4.13	Rights Agreement dated as of July 23, 1997 between the Company and Fifth Third Bank, successor Rights Agent. (6)
4.14	Amendment dated June 9, 2000 to Note Purchase Agreement dated January 21, 1998. (4)
4.15	Amendment dated October 18, 2000 to Note Purchase Agreement dated January 21, 1998. (12)
4.16	Letter Agreement dated October 18, 2000 by and between The Prudential Insurance Company of America and the Company relating to the Note Purchase Agreement dated as of January 21, 1998. (12)
4.17	Amendment dated as of June 29, 2001 by and between The Prudential Insurance Company of America and the Company relating to the Note Purchase Agreement dated as of January 21, 1998. (12)
4.18	Common Stock Purchase Warrant issued to Bank One, NA dated as of September 23, 2002. (17)
4.19	Common Stock Purchase Warrant issued to The Prudential Insurance Company of America dated as of September 23, 2002. (17)
4.20	Registration Rights Agreement dated as of September 23, 2002 between the Company and Bank One, NA. (17)
4.21	Registration Rights Agreement dated as of September 23, 2002 between the Company and The Prudential Insurance Company of America. (17)
4.22	Amendment dated as of September 23, 2002 between the Company and The Prudential Insurance Company of America relating to the Note Purchase Agreement dated as of January 21, 1998. (17)
*10.1	Corrpro Companies, Inc. 2001 Non-Employees Directors’ Stock Appreciation Rights Plan and form of Award Agreement. (16)
*10.2	1997 Long-Term Incentive Plan of Corrpro Companies, Inc. (7)
*10.3	Amendment to 1997 Long-Term Incentive Plan of Corrpro Companies, Inc. (8)
*10.4	1997 Non-Employee Directors’ Stock Option Plan. (7)
10.5	Corrpro Companies, Inc. Employee Stock Purchase Plan. (9)
*10.6	December 2000 Stock Option Agreement Surrender form. (12)
*10.7	Form of Indemnification Agreement for Officers and Directors of the Company. (10)
10.8	Consulting Agreement dated April 1, 1997 by and between Commonwealth Seager Holdings Ltd. and Corrtech Consulting Group. (11)
*10.9	Employment Agreement effective November 2, 2000 by and between the Company and Joseph W. Rog. (12)
*10.10	Form of Executive Officer Employment Agreement by and between the Company and certain executive officers and schedule thereto. (10)
*10.11	Stock Option Agreement dated as of June 15, 1992 and November 15, 1992 by and between the Company and C. Richard Lynham, Michael K. Baach, George A. Gehring, Jr., David H. Kroon and Joseph W. Rog. (3)

Exhibit
No.	Exhibit

*10.12	Company Incentive Option Plan as amended. (3)
*10.13	Company Deferred Compensation Plan. (12)
*10.14	Consulting Agreement dated January 26, 2001 by and between the Company and Neal R. Restivo. (12)
*10.15	Form of Change in Control Agreement entered into between the Company and certain of its executive officers and schedule thereto. (10)
21.1	Subsidiaries of the Company. (4)
23.1	Consent of KPMG LLP.
99.1	906 Certification CEO
99.2	906 Certification CFO

*	Management contract or compensatory plan or arrangement identified pursuant to Item 14(a)(3) of this Annual Report on Form 10-K.

(1)	A copy of this exhibit filed as Exhibit 3.1 to the Company’s report on Form 10-Q for the quarterly period ended December 31, 1998 is incorporated herein by reference.

(2)	A copy of this exhibit filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 33-74814) is incorporated herein by reference.

(3)	Copies of the exhibits to which this footnote applies were filed, respectively, as Exhibits 4.1 (Stock certificate specimen), 10.13, 10.19, 10.20, 10.22 and 10.23 (Stock Option Agreements) and 10.25 (Incentive Option Plan) to the Company’s Registration Statement on Form S-1 (Registration No. 33-64482) and are hereby incorporated by reference.

(4)	Copies of the exhibits to which this footnote applies were filed, respectively, as Exhibits 4.3 (Amended and Restated Credit Agreement), 4.6 (Note Purchase Agreement Amendment) and 21.1 (Subsidiaries) to the Company’s report on Form 10-K for the period ended March 31, 2000 and are hereby incorporated by reference.

(5)	A copy of this exhibit filed as Exhibit 4.2 to the Company’s report on Form 10-Q for the quarterly period ended December 31, 1997 is incorporated herein by reference.

(6)	A copy of this exhibit filed as Exhibit 1.1 to the Company’s Registration Statement on Form 8-A filed August 7, 1997 is incorporated herein by reference.

(7)	Copies of the exhibits to which this footnote applies were filed, respectively, as Exhibits 4.4 (1997 Long-Term Inventive Plan) and 4.5 (1997 Non-Employee Directors’ Stock Option Plan) to the Company’s Registration Statement on Form S-8 filed October 24, 1997 (SEC File No. 333-38767), and are hereby incorporated by reference.

(8)	A copy of this exhibit filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed January 19, 2000 (SEC File No. 333-94989) is incorporated herein by reference.

(9)	A copy of this exhibit contained in Corrpro’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 16, 1999 is incorporated herein by reference.

(10)	Copies of the exhibits to which this footnote applies were filed, respectively, as Exhibits 10.2 (Change in Control Agreement) and 10.3 (Indemnification Agreement) to the Company’s report on Form 10-Q for the quarterly period ended December 31, 2000, and are hereby incorporated by reference.

(11)	A copy of this exhibit filed as Exhibit 10.2 to the Company’s report on Form 10-K for the period ended March 31, 1998 is hereby incorporated by reference.

(12)	Copies of the exhibits filed to which this footnote applies were filed, respectively, as Exhibits 4.3 (First Amendment to Credit Agreement), 4.4 (Letter Agreement), 4.5 (Second Amendment to Credit Agreement), 4.9 (Amendment to Note Purchase Agreement), 4.10 (Letter Agreement), 10.3 (Employment Agreement), 10.7 (Deferred Compensation Plan) and 10.8 (Consulting Agreement) to the Company’s report on Form 10-K for the period ended March 31, 2001 and are hereby incorporated by reference.

(13)	A copy of this exhibit filed as Exhibit 4.3 to the Company’s report on Form 10-Q for the quarterly period ended June 30, 2001 and is incorporated herein by reference.

(14)	A copy of this exhibit filed as Exhibit 4.2 to the Company’s report on Form 10-Q for the quarterly period ended September 30, 2001 and is incorporated herein by reference.

(15)	A copy of this exhibit filed as Exhibit 4.2 to the Company’s report on Form 10-Q for the quarterly period ended December 31, 2001 and is incorporated herein by reference.

(16)	A copy of this exhibit filed as Exhibit 4.9 to the Company’s report on Form 10-K for the period ended March 31, 2002 is hereby incorporated by reference.

(17)	Copies of the exhibits filed to which this footnote applies were filed, respectively, as Exhibits 4.1 (Bank One Purchase Warrant), 4.2 (Prudential Purchase Warrant), 4.3 (Bank One Rights Agreement), 4.4 (Prudential Rights Agreement), 10.1 (Sixth Amendment to Credit Agreement) and 10.2 (Prudential Amendment) to the Company’s report on Form 10-Q for the quarterly period ended September 30, 2002 and is incorporated herein by reference.

(18)	A copy of this exhibit filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarterly period ended December 31, 2002 and is incorporated herein by reference.

(b)	Reports on Form 8-K:

During the quarter ended March 31, 2002, the Company filed one current report on Form 8-K. A current report on Form 8-K, dated March 20, 2002, furnished a press release pursuant to Regulation FD.

(c)	Exhibits

See “Index to Exhibits” at Item 14(a) above.

SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRPRO COMPANIES, INC.

February 13, 2004	By:	/s/ Joseph W. Rog Joseph W. Rog Chairman of the Board of Directors, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 13, 2004	/s/ Joseph W. Rog Joseph W. Rog Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

February 13, 2004	/s/ Robert M. Mayer Robert M. Mayer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

February 13, 2004	/s/ Michael K. Baach Michael K. Baach, Director

February 13, 2004	David H. Kroon, Director

February 13, 2004	/s/ C. Richard Lynham C. Richard Lynham, Director

February 13, 2004	/s/ Harry W. Millis Harry W. Millis, Director

February 13, 2004	/s/ Neal R. Restivo Neal R. Restivo, Director

February 13, 2004	Warren F. Rogers, Director

CERTIFICATIONS

I, Joseph W. Rog, certify that:

1.    I have reviewed this amended annual report on Form 10-K/A of CORRPRO COMPANIES, INC.;

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 13, 2004

/s/ Joseph W. Rog Joseph W. Rog Chairman of the Board, President and Chief Executive Officer

I, Robert M. Mayer, certify that:

1.    I have reviewed this amended annual report on Form 10-K/A of CORRPRO COMPANIES, INC.;

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 13, 2004

/s/ Robert M. Mayer Robert M. Mayer Senior Vice President, Chief Financial Officer