Form 10-Q/A
period 2003-09-30
CORRPRO COMPANIES INC /OH/
filed 2004-02-13
CIK 907072

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-12282

CORRPRO COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1422570 (I.R.S. Employer Identification No.)

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

YES	☒	NO	☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

     As of November 12, 2003, 8,454,847 Common Shares, without par value, were outstanding.

CORRPRO COMPANIES, INC.

INDEX

		Page

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to the Consolidated Financial Statements	6-15
ITEM 2.	Management”s Discussion and Analysis of Financial Condition and Results of Operations	16-30
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	31
ITEM 4.	Controls and Procedures	32
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	33-35
ITEM 6.	Exhibits and Reports on Form 8-K	36

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CORRPRO COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30,	March 31,
	2003	2003
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash and cash equivalents	$5,126	$7,037
Accounts receivable, net	25,612	18,156
Other receivables, net	1,410	7,192
Inventories	9,217	8,233
Prepaid expenses and other	4,210	3,436
Assets held for sale	7,551	9,846

Total current assets	53,126	53,900

Property, plant and equipment, net	6,853	6,982
Other Assets:
Goodwill	14,205	13,343
Other assets	2,768	3,023
Deferred income taxes	451	482

Total other assets	17,424	16,848

	$77,403	$77,730

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$48,405	$50,476
Accounts payable	8,976	9,081
Accrued liabilities and other	13,358	12,755
Liabilities held for sale	4,945	3,454

Total current liabilities	75,684	75,766

Long-term debt, net of current portion	649	765
Commitments and contingencies	—	—
Shareholders’ Equity:
Serial preferred shares	—	—
Common shares	2,276	2,276
Additional paid-in capital	46,560	46,560
Accumulated deficit	(46,123)	(45,076)
Accumulated other comprehensive loss	(679)	(1,597)
Common shares in treasury, at cost	(964)	(964)

Total shareholders’ equity	1,070	1,199

	$77,403	$77,730

     The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

CORRPRO COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In Thousands, Except Per Share Data)

	For the Three		For the Six
	Months Ended		Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$34,433	$31,473	$67,485	$61,162
Operating cost and expenses:
Cost of sales	22,938	20,939	44,922	41,092
Selling, general & administrative expenses	7,888	9,115	15,864	18,152

Operating income	3,607	1,419	6,699	1,918
Interest expense	1,609	1,535	3,088	2,819

Income from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	1,998	(116)	3,611	(901)
Provision for income taxes	655	414	1,008	784

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	1,343	(530)	2,603	(1,685)
Discontinued operations:
Loss from operations, net	(3,223)	(2,828)	(3,604)	(4,120)
Loss on disposal, net of income taxes	—	—	(46)	—
Cumulative effect of change in accounting principle	—	—	—	(18,238)

Net loss	$(1,880)	$(3,358)	$(1,047)	$(24,043)

Earnings (loss) per share — Basic:
Income (loss) from continuing operations	$0.16	$(0.06)	$0.31	$(0.20)
Discontinued operations:
Loss from operations, net	(0.38)	(0.34)	(0.42)	(0.49)
Loss on disposal, net of income taxes	—	—	(0.01)	—
Cumulative effect of change in accounting principle	—	—	—	(2.18)

Net loss	$(0.22)	$(0.40)	$(0.12)	$(2.87)

Earnings (loss) per share — Diluted:
Income (loss) from continuing operations	$0.14	$(0.06)	$0.28	$(0.20)
Discontinued operations:
Loss from operations, net	(0.34)	(0.34)	(0.38)	(0.49)
Loss on disposal, net of income taxes	—	—	(0.01)	—
Cumulative effect of change in accounting principle	—	—	—	(2.18)

Net loss	$(0.20)	$(0.40)	$(0.11)	$(2.87)

Weighted average shares —
Basic	8,408	8,403	8,408	8,376
Diluted	9,356	8,403	9,382	8,376

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORRPRO COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands)

	Six Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(1,047)	$(24,043)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Loss from discontinued operations	3,650	4,120
Depreciation and amortization	1,403	1,487
401(k) matching contribution in Treasury shares	—	136
Pension Accrual adjustment	—	498
European Operation impairment charge	—	450
European Operation currency translation adjustment	—	(247)
Deferred income taxes	(63)	(69)
Cumulative effect of change in accounting principle	—	18,238
Gain (loss) on sale of assets	23	(11)
Changes in operating assets and liabilities:
Accounts and other receivables	(1,331)	2,192
Inventories	(729)	1,203
Prepaid expenses and other	(673)	(1,420)
Other assets	(429)	175
Accounts payable and accrued expenses	51	1,037

Total adjustments	1,902	27,789

Net cash provided by continuing operating activities	855	3,746

Cash flows from investing activities:
Additions to property, plant and equipment	(306)	(235)
Proceeds from disposal of property, plant and equipment	74	54

Net cash used for investing activities	(232)	(181)

Cash flows from financing activities:
Net payments under Revolving Credit Facility and lines of credit	(2,886)	(1,807)

Net cash used for financing activities	(2,886)	(1,807)

Effects on cash of foreign currency exchange rates	216	148

Cash provided by discontinued operations	136	454

Net increase (decrease) in cash and cash equivalents	(1,911)	2,360
Cash and cash equivalents at beginning of period	7,037	4,815

Cash and cash equivalents at end of period	$5,126	$7,175

Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$252	$544
Interest	$2,545	$2,929

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORRPRO COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In Thousands, Except Per Share Data)

NOTE 1 — INTERIM FINANCIAL STATEMENTS

     The accompanying interim consolidated financial statements include the accounts of Corrpro Companies, Inc. and subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months or for the six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004 or any other period. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

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

NOTE 2 — INVENTORIES

	September 30,	March 31,
	2003	2003

Inventories consist of the following:
Component parts and raw material	$4,959	$5,250
Finished goods	4,258	2,983

	$9,217	$8,233

NOTE 3 — PROPERTY, PLANT AND EQUIPMENT

	September 30,	March 31,
	2003	2003

Property, plant and equipment consist of the following:
Land	$532	$443
Buildings and improvements	5,987	4,897

Equipment, furniture and fixtures	16,187	15,610

	22,706	20,950
Less: Accumulated depreciation	(15,853)	(13,968)

	$6,853	$6,982

NOTE 4 — EARNINGS PER SHARE

     Basic earnings per share (“EPS”) is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period, which was 8,408 and 8,403 for the three months ended September 30, 2003 and 2002, respectively, and 8,408 and 8,376 for the six months ended September 30, 2003 and 2002, respectively. Diluted EPS for the period has been determined by dividing net income by the weighted average number of common shares and potential common shares outstanding for the period, which was 9,356 and 8,403 for the three months ended September 30, 2003 and 2002, respectively and 9,382 and 8,376 for the six months ended September 30, 2003 and 2002, respectively. Stock options and the warrants are the only potential common shares.

NOTE 5 — STOCK PLANS

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

Stock-based compensation

     As permitted by Statement of Financial Accounting Standard (SFAS), No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and the Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25” (FIN 44) and related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award. The following table illustrates the effect on net income (loss) and income (loss) per common share as if the Black-Scholes fair value method described in SFAS 123 had been applied to the Company’s stock option plans:

	For the Three		For the Six
	Months Ended		Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss:
As reported	$(1,880)	$(3,358)	$(1,047)	$(24,043)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	96	80	246	203

Pro forma loss	$(1,976)	$(3,438)	$(1,293)	$(24,246)

Basic loss per share:
As reported	$(0.22)	$(0.40)	$(0.12)	$(2.87)
Pro Forma	$(0.24)	$(0.41)	$(0.15)	$(2.89)
Diluted loss per share:
As reported	$(0.20)	$(0.40)	$(0.11)	$(2.87)
Pro Forma	$(0.21)	$(0.41)	$(0.14)	$(2.89)

     For purposes of this pro forma, the fair value of each option grant was estimated using the Black-Scholes option-pricing model. The significant assumptions used were a risk-free interest rate of 3.3%, an expected volatility of 164.0%, an expected life of 10 years and no expected dividends.

NOTE 6 — SHAREHOLDERS’ EQUITY

     During the quarter ended September 30, 2002, the Company issued warrants to the lenders (see Note 12 — Revolving Credit Facility and Senior Notes) under its Revolving Credit Facility and Senior Notes. The warrant issued to the Revolving Credit Facility lender permits the lender to purchase 467 shares at a purchase price of $0.01 per share, and the warrant issued to the Senior Notes lender permits the lender to purchase up to 467 shares at a purchase price of $0.01 per share. For purposes of financial reporting, the warrants were valued at $313 each and the aggregate amount of $626 increased paid-in- capital and reduced short-term and long-term debt. The $313 discount per facility was fully amortized by the Revolving Credit Facility termination date of July 2003, and will be fully amortized by the Senior Notes termination date of January 15, 2008.

NOTE 7 — COMPREHENSIVE INCOME

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

     Components of comprehensive income (loss) consist of the following:

	Six Months Ended September 30,

	2003	2002

Net income (loss)	$(1,047)	$(24,043)
Other Comprehensive income (loss):
Write-off of translation adjustment related to discontinued operations	—	3,546
Write-off of translation adjustment related to European operations	—	(247)
Write-off of Pension	—	498
Translation adjustment	918	(576)

Total comprehensive income (loss)	$(129)	$(20,822)

NOTE 8 — ASSETS AND LIABILITIES HELD FOR SALE

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

     In the second quarter of fiscal 2004, the Company’s Board of Directors had approved a resolution to keep the European Operations and remove them from discontinued operations. After careful deliberation, the Board concluded that due to the strength of the local management team, the similar characteristics of the served markets, and the favorable prospects for this business, the Company’s value would be enhanced by maintaining our European presence rather than by selling the operations at this time. Effective in the second quarter of fiscal 2004, the Company reported quarterly and annual results of the European Operations in its continuing operations. Prior-year financial statements have been reclassified to reflect the European Operations as continuing operations. See Note 11 — Business Segments for the effect of the change in income from operations as a result of the resolution to keep the European Operations.

     Assets and liabilities held for sale as of September 30, 2003 and March 31, 2003 consisted of:

	September 30,	March 31,
	2003	2003

Cash	$1,009	$1,296
Accounts receivable	3,625	4,656
Inventory	1,189	1,394
Prepaid expenses	1,843	2,173
Property, plant and equipment, net	(263)	(101)
Goodwill and other assets	148	428

Assets held for sale	$7,551	$9,846

Current liabilities	$4,945	$3,525
Deferred taxes	—	(71)

Liabilities held for sale	$4,945	$3,454

     The Company allocated interest to discontinued operations of $66 and $411 for the three months ended September 30, 2003 and 2002, respectively, and $255 and $813 for the six months ended September 30, 2003 and 2002, respectively, based on estimated proceeds from the discontinued operations disposition that will be used to pay down the Revolving Credit Facility and Senior Notes (see Note 12 — Revolving Credit Facility and Senior Notes). The interest rate used to calculate the interest expense allocated was the weighted average interest rate of the Revolving Credit Facility and Senior Notes.

     Potential operating gains or losses may be experienced with the disposition of the non-core assets at the time of disposal during implementation of the restructuring plan. Listed below are the statements of operations for discontinued operations for the three months ended September 30, 2003 and 2002 and six months ended September 30, 2003 and 2002.

	For the Three		For the Six
	Months Ended		Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$2,610	$7,592	$6,076	$13,833
Operating cost and expenses:
Cost of sales	2,003	5,028	4,687	9,111
Selling, general & administrative expenses	3,764	4,903	4,738	7,951

Operating income (loss)	(3,157)	(2,339)	(3,349)	(3,229)
Loss on disposal	—	—	46	—
Interest expense	66	411	255	813

Income (loss) from discontinued operations before income taxes	(3,223)	(2,750)	(3,650)	(4,042)
Provision for income taxes	—	78	—	78

Income (loss) from discontinued operations	$(3,223)	$(2,828)	$(3,650)	$(4,120)

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

NOTE 9 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of various interest entities as defined in the Interpretation. The Company does not expect the adoption of this Interpretation to have a material impact on its results of operations or financial position.

     In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, with certain exceptions. The Company has adopted SFAS No. 149 and the adoption has not had a material impact on its results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity” which requires freestanding financial instruments such as mandatorily redeemable shares, forward purchase contracts and written put options to be reported as liabilities by their issuers as well as related new disclosure requirements. The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003.

The application of this statement has not had an effect on the Company’s consolidated financial statements.

NOTE 10 — PRODUCT WARRANTIES

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

NOTE 11 — BUSINESS SEGMENTS

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

     In the second quarter of fiscal 2004, the Company’s Board of Directors had approved a resolution to keep the European Operations and remove them from discontinued operations. After careful deliberation, the Board concluded that due to the strength of the local management team, the similar characteristics of the served markets, and the favorable prospects for this business, the Company’s value would be enhanced by maintaining our European presence rather than by selling the operations at this time. Effective in the second quarter of fiscal 2004, the Company reported quarterly and annual results of the European Operations in its continuing operations. Prior-year financial statements have been reclassified to reflect the European Operations as continuing operations.

     We have organized our operations into three business segments: Domestic Core Operations, Canadian Operations and European Operations. Our business segments and a description of the products and services they provide are described below:

     Domestic Core Operations. The Domestic Core Operations segment consists of the Company’s operations in the United States, which provide products and services including corrosion control, coatings, pipeline integrity, risk assessment and inspection services. This segment provides corrosion control products and services to a wide-range of customers in a number of industries including: energy, utilities, water and wastewater treatment, chemical and petrochemical, pipelines, defense and municipalities. In addition, this segment provides coatings services to customers in the entertainment, aerospace, transportation, petrochemical and electric power industries, as well as inspection services to customers in the pharmaceutical, chemical and energy industries. Finally, this segment includes a production facility in the United States that assembles and distributes cathodic protection products, such as anodes, primarily to the United States market.

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

     Financial information relating to the Company’s operations by segment are presented below:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
Domestic Core Operations	$24,820	$23,105	$48,798	$45,560
Canadian Operations	6,522	5,180	12,219	9,561
European Operations	3,091	3,188	6,468	6,041

	$34,433	$31,473	$67,485	$61,162

Operating Income:
Domestic Core Operations	$4,108	$3,553	$8,529	$6,876
Canadian Operations	1,840	1,500	2,814	2,243
European Operations	382	(563)	735	(303)
Corporate Related Costs and Other	(2,723)	(3,071)	(5,379)	(6,898)

	$3,607	$1,419	$6,699	$1,918

NOTE 12 — REVOLVING CREDIT FACILITY AND SENIOR NOTES

     Revolving Credit Facility. In March 1999, the Company entered into an $80 million revolving credit facility that originally expired on April 30, 2002 (the “Revolving Credit Facility”). Initial borrowings were used to repay existing domestic bank indebtedness. Through a series of subsequent amendments, including an amendment executed by the Company on November 14, 2003 and effective as of October 31, 2003, (“November 2003 Revolver Amendment”), the size of the Revolving Credit Facility was reduced to $27.5 million and the expiration date was extended to January 31, 2004. Borrowings under the Revolving Credit Facility are further limited to borrowing base amounts as defined. The Revolving Credit Facility provides for interest on borrowings at prime plus 5.00% and requires the Company to pay a facility fee of 1.00% on the commitment amount. The rate at September 30, 2003 was 9.0%.

     Borrowings under the Revolving Credit Facility, as amended, are secured by the Company’s domestic accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate as well as certain assets in Canada. The Company also has pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The Revolving Credit Facility, as amended, requires the Company to maintain certain financial ratios and places limitations on the Company’s ability to pay cash dividends, incur additional indebtedness and make investments, including acquisitions. At September 30, 2003, the Company had $21,887 outstanding under the Revolving Credit Facility. Total availability under the Revolving Credit Facility at September 30, 2003 was approximately $1,298, after giving consideration to the borrowing base limitations, under the Revolving Credit Facility. At September 30, 2003, the Company was in compliance with the financial covenants under the Revolving Credit Facility, as amended by the November 2003 Revolver Amendment.

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

     In connection with the Sixth Amendment to the Revolving Credit Facility, the lender group received a warrant (“Revolving Credit Facility Warrant”) to purchase 467 of the Company’s common shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Revolving Credit Facility Warrant contains a provision which permitted the Company to reduce the amount of the Revolving Credit Facility Warrant by up to 50% based upon prepayments of principal made by the Company under the Revolving Credit Facility prior to July 31, 2003 with cash proceeds received from the disposition of targeted Company assets. These prepayments resulted in the Revolving Credit Facility Warrant being reduced by approximately 82 common shares at July 31, 2003.

     Senior Notes. In January 1998, the Company issued, through a private placement, $30 million of Senior Notes due 2008 (the “Senior Notes”). Through a series of subsequent amendments, including an amendment executed by the Company on November 14, 2003 and effective as of October 31, 2003 (the “November 2003 Senior Notes Amendment”), the terms and conditions of the Senior Notes have been modified to, among other things, change the interest rate payable on the Senior Notes and to defer certain principal payments thereunder. The Senior Notes, as amended, bear interest at 11.35% until January 31, 2004. In addition, the agreement relating to the Senior Notes (the “Senior Notes Agreement”), as amended, provides for any overdue amount to bear an interest rate of the greater of 13.35% or 2.00% over the rate of interest publicly announced by The Bank of New York from time to time in New York City as its Prime Rate on the outstanding principal payments and overdue amounts.

     The Senior Notes require a principal payment of $8,712, which has been deferred pursuant to the November 2003 Senior Notes Amendment to January 31, 2004, and monthly principal payments of $384, the commencement of which has been similarly deferred until February 15, 2004 (“Notes Principal Repayments”) and are secured equally and ratably with debt under the Revolving Credit Facility. In addition, the Senior Notes Agreement, as amended, provides that any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44%, respectively. The Company is required to maintain certain financial ratios under the Senior Notes Agreement. As of September 30, 2003, the Company is currently in compliance with the financial covenants under the amended Senior Notes Agreement.

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

     In connection with prior amendments in September 2002, the Senior Notes lender received a warrant (“Senior Notes Warrant”) to purchase 467 of the Company’s Common Shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Senior Notes Warrant contains a provision which permitted the Company to reduce the amount of the Senior Notes Warrant by up to 50% based upon prepayments of principal made by the Company under the Senior Notes prior to July 31, 2003 with cash proceeds received from the disposition of targeted Company assets. These prepayments resulted in the Senior Notes Warrant being reduced by approximately 82 common shares at July 31, 2003.

     The Proposed Transaction. As previously publicly reported, the Company has entered into a non-binding letter of intent with an undisclosed investment firm with respect to the recapitalization and refinancing of the Company (the “Proposed Transaction”). The Proposed Transaction is subject to a number of conditions, including that the parties secure commitments for senior and subordinated debt financing and that the parties enter into definitive agreements. In addition, the proposed transaction would require approval from the Company’s shareholders as well as from the lenders under both the Revolving Credit Facility and the Senior Notes. Each of the November 2003 Revolver Amendment and the November 2003 Senior Notes Amendment requires the Company to meet certain milestones related to its efforts to consummate the Proposed Transaction, which the Company has satisfied to date. There can be no assurance that the Proposed Transaction will be consummated, and if consummated, what the terms for such transaction will be.

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

NOTE 13 — CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

NOTE 14 — SUBSEQUENT EVENT

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

     In the second quarter of fiscal 2004, the Company’s Board of Directors had approved a resolution to keep the European Operations and remove them from discontinued operations. Effective in the second quarter of fiscal 2004, the Company reported quarterly and annual results of the European Operations in its continuing operations. Prior-year financial statements have been reclassified to reflect the European Operations as continuing operations.

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

     Domestic Core Operations. The Domestic Core Operations segment consists of the Company’s operations in the United States, which provide products and services including corrosion control, coatings, pipeline integrity, risk assessment and inspection services. This segment provides corrosion control products and services to a wide-range of customers in a number of industries including: energy, utilities, water and wastewater treatment, chemical and petrochemical, pipelines, defense and municipalities. In addition, this segment provides coatings services to customers in the entertainment, aerospace, transportation, petrochemical and electric power industries, as well as inspection services to customers in the pharmaceutical, chemical and energy industries. Finally, this segment includes a production facility in the United States that assembles and distributes cathodic protection products, such as anodes, primarily to the United States market.

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

A.	RESULTS OF OPERATIONS — Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

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

RESULTS OF OPERATIONS — Six months ended September 30, 2003 Compared to
Six months ended September 30, 2002

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

     The Canadian Operations’ revenues for the six months ended September 30, 2003 totaled $12.2 million compared to prior-year results of $9.6 million, an increase of $2.7 million or 27.8%. The increase is primarily due to increased material and rectifier sales. The increase is due primarily to increased volume of material and rectifier sales as well as increases in the energy segment of our business.

     The European Operations’ revenues for the six months ended September 30, 2003 totaled $6.5 million compared to prior-year results of $6.0 million, an increase of $0.5 million or 7.1%. The increase is primarily due to improved volume levels of material sale year-over-year.

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

     Revolving Credit Facility. In March 1999, the Company entered into an $80 million revolving credit facility that originally expired on April 30, 2002 (the “Revolving Credit Facility”). Initial borrowings were used to repay existing domestic bank indebtedness. Through a series of subsequent amendments, including an amendment executed by the Company on November 14, 2003 and effective as of October 31, 2003, (“November 2003 Revolver Amendment”), the size of the Revolving Credit Facility was reduced to $27.5 million and the expiration date was extended to January 31, 2004. Borrowings under the Revolving Credit Facility are further limited to borrowing base amounts as defined. The Revolving Credit Facility provides for interest on borrowings at prime plus 5.00% and requires the Company to pay a facility fee of 1.00% on the commitment amount.

     Borrowings under the Revolving Credit Facility, as amended, are secured by the Company’s domestic accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate as well as certain assets in Canada. The Company also has pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The Revolving Credit Facility, as amended, requires the Company to maintain certain financial ratios and places limitations on the Company’s ability to pay cash dividends, incur additional indebtedness and make investments, including acquisitions. At September 30, 2003, the Company had $21.9 million outstanding under the Revolving

Credit Facility. Total availability under the Revolving Credit Facility at September 30, 2003 was approximately $1.3 million, after giving consideration to the borrowing base limitations, under the Revolving Credit Facility. At September 30, 2003, the Company was in compliance with the financial covenants under the Revolving Credit Facility, as amended by the November 2003 Revolver Amendment.

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

     In connection with the Sixth Amendment to the Revolving Credit Facility, the lender group received a warrant (“Revolving Credit Facility Warrant”) to purchase 467,000 of the Company’s common shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Revolving Credit Facility Warrant contains a provision which permitted the Company to reduce the amount of the Revolving Credit Facility Warrant by up to 50% based upon prepayments of principal made by the Company under the Revolving Credit Facility prior to July 31, 2003 with cash proceeds received from the disposition of targeted Company assets. These prepayments resulted in the Revolving Credit Facility Warrant being reduced by approximately 82,000 common shares at July 31, 2003.

     Senior Notes. In January 1998, the Company issued, through a private placement, $30 million of Senior Notes due 2008 (the “Senior Notes”). Through a series of subsequent amendments, including an amendment executed by the Company on November 14, 2003 and effective as of October 31, 2003 (the “November 2003 Senior Notes Amendment”), the terms and conditions of the Senior Notes have been modified to, among other things, change the interest rate payable on the Senior Notes and to defer certain principal payments thereunder. The Senior Notes, as amended, bear interest at 11.35% until January 31, 2004. In addition, the agreement relating to the Senior Notes (the “Senior Notes Agreement”), as amended, provides for any overdue amount to bear an interest rate of the greater of 13.35% or 2.00% over the rate of interest publicly announced by The Bank of New York from time to time in New York City as its Prime Rate on the outstanding principal payments and overdue amounts.

     The Senior Notes require a principal payment of $8.7 million, which has been deferred pursuant to the November 2003 Senior Notes Amendment to January 31, 2004, and monthly principal payments of $0.4 million, the commencement of which has been similarly deferred until February 15, 2004 (“Notes Principal Repayments”) and are secured equally and ratably with debt under the Revolving Credit Facility. In addition, the Senior Notes Agreement, as amended, provides that any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44%, respectively. The Company is required to maintain certain financial ratios under the Senior Notes Agreement. As of September 30, 2003, the Company is currently in compliance with the financial covenants under the amended Senior Notes Agreement.

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

     In connection with prior amendments in September 2002, the Senior Notes lender received a warrant (“Senior Notes Warrant”) to purchase 467,000 of the Company’s Common Shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Senior Notes Warrant contains a provision which permitted the Company to reduce the amount of the Senior Notes Warrant by up to 50% based upon prepayments of principal made by the Company under the Senior Notes prior to July 31, 2003 with cash proceeds received from the disposition of targeted Company assets. These prepayments resulted in the Senior Notes Warrant being reduced by approximately 82,000 common shares at July 31, 2003.

     The Proposed Transaction. As previously publicly reported, the Company has entered into a non-binding letter of intent with an undisclosed investment firm with respect to the recapitalization and refinancing of the Company (the “Proposed Transaction”). The Proposed Transaction is subject to a number of conditions, including that the parties secure commitments for senior and subordinated debt financing and that the parties enter into definitive agreements. In addition, the proposed transaction would require approval from the Company’s shareholders as well as from the lenders under both the Revolving Credit Facility and the Senior Notes. Each of the November 2003 Revolver Amendment and the November 2003 Senior Notes Amendment requires the Company to meet certain milestones related to its efforts to consummate the Proposed Transaction, which the Company has satisfied to date. There can be no assurance that the Proposed Transaction will be consummated, and if consummated, what the terms for such transaction will be.

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

     The following table summarized the Company’s contractual obligations at September 30, 2003:

	Payments Due by Period

		Less Than	1 - 3	4 - 5	After 5
(In Thousands)	Total	One Year	Years	Years	Years

Indebtedness:
Senior Notes	$25,352	$25,352	$—	$—	$—
Revolving Line of Credit	21,887	21,887	—	—	—
Other Debt Obligations	2,068	1,420	648	—	—
Operating Leases	6,712	2,291	3,471	750	200

Total Contractual Cash Obligations	$56,019	$50,950	$4,119	$750	$200

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

     The Proposed Transaction. As previously publicly reported, the Company has entered into a non-binding letter of intent with an undisclosed investment firm with respect to the recapitalization and refinancing of the Company (the “Proposed Transaction”). The Proposed Transaction is subject to a number of conditions, including that the parties secure commitments for senior and subordinated debt financing and that the parties enter into definitive agreements. In addition, the proposed transaction would require approval from the Company’s shareholders as well as from the lenders under both the Revolving Credit Facility and the Senior Notes. Each of the November 2003 Revolver Amendment and the November 2003 Senior Notes Amendment requires the Company to meet certain milestones related to its efforts to consummate the Proposed Transaction, which the Company has satisfied to date. There can be no assurance that the Proposed Transaction will be consummated, and if consummated, what the terms for such transaction will be.

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

     Our compliance with the listing standards and reporting requirements of the stock exchange on which our common shares trade. We are required by the stock exchange on which we list our common shares for trading to maintain certain listing standards and meet certain reporting requirements in order to continue trading and to remain listed on that exchange. In September 2003, we received a notice from the American Stock Exchange confirming that as of June 30, 2003 we did not have a sufficient amount of shareholders’ equity to meet its guidelines. We have since submitted a plan to the American Stock Exchange that we believe demonstrates our ability to meet or exceed the required listing standards, however, if we cannot demonstrate that we will be in compliance within 18 months of June 30, 2003, our common shares may not be allowed to trade on the stock exchange. In such case, we would pursue an alternative trading venue although it may make it more difficult for us to raise funds through the sale of our securities. In addition, it may make it more difficult for an investor to dispose of, or to obtain accurate quotations of, our common shares and negatively impact the market price. Our shares had been suspended from trading on the American Stock Exchange in August 2002, because of, among other reasons, the late filing of our Form 10-K/A for the fiscal year ended March 31, 2002. There can be no assurances that our shares will not be delisted or that trading will not be suspended again and if so, that trading would be permitted to resume.

     Adverse developments in pending litigation or regulatory matters. From time to time, we are involved in litigation and regulatory proceedings, including those disclosed in “Legal Proceedings” of our annual report on Form 10-K and in our other periodic reports filed with the Securities and Exchange Commission. There are always significant uncertainties involved in litigation and regulatory proceedings and we cannot guarantee the result of any action. Regulatory compliance is often complex and subject to variation and unexpected changes, including changing interpretations and enforcement agendas affecting the regulatory community. We may need to expend significant financial resources in connection with legal and regulatory procedures and our management may be required to divert attention from other portions of our business. If, as a result of any proceeding, a judgment is rendered, decree is entered or administrative action is taken against us or our customers, it may materially and adversely affect our business, financial condition and results of operations.

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

     The impact of changing global, political and economic conditions. Changing political and economic conditions regionally or worldwide can adversely impact our business. Deteriorating political and general economic conditions may result in customers delaying or canceling contracts and orders for our products and services, difficulties and inefficiencies in the performance of our services including work stoppages, and difficulties in collecting payment from our customers. As a result, such conditions can negatively impact our results of operations and our cash flows. Moreover, we have operations in the Middle East region with revenues totaling $6.1 million for the six months of fiscal 2004 and net assets of approximately $2.6 million at September 30, 2003. These operations can be negatively impacted by changing economic and political conditions. All of our international operations except Canada and our European Operations are a part of the Company’s net assets held for sale.

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

     The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. As such, some accounting policies have a significant impact on amounts reported in these financial statements. A summary of those significant accounting policies can be found in the Company’s fiscal 2003 Annual Report on Form 10-K, filed on June 30, 2003, in the Note 1 — Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements, and under the caption “Significant Accounting Policies” within Management’s Discussion and Analysis of Financial Condition and Results of Operations. In particular, judgment is used in areas such as revenue recognition for construction and engineering contracts, determining the allowance for uncollectible accounts and inventory valuation reserves, asset impairment and deferred tax assets.

D.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of various interest entities as defined in the Interpretation. The provisions of FIN 46 are effective on February 1, 2003 for all variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003 the provisions of this statement are effective for periods ending after December 31, 2003. The Company does not expect the adoption of this Interpretation to have a material impact on its results of operations or financial position.

     In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, with certain exceptions. The adoption of SFAS No. 149 did not have a material impact on the results of operations or financial position of the Company.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity” which requires freestanding financial instruments such as mandatorily redeemable shares, forward purchase contracts written put options to be reported as liabilities by their issuers as well as related new disclosure requirements. The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The application of this Statement did not have an effect on the Company’s consolidated financial statements.

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

ITEM 4. Controls and Procedures

(b) Evaluation of Disclosure Controls and Procedures.

     The Company’s Chief Executive Officer and Chief Financial Officer (the “Senior Officers”), with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Senior Officers have concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in internal controls that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal controls.

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

     On July 25, 2002, a summons and complaint was issued from the Circuit Court for the County of Ingham, Michigan. The action was commenced by Blogett Oil Company, Inc. and other owners and operators of underground storage tanks systems on behalf of themselves and others similarly situated. The complaint relates to the MDEQ regulatory proceeding described immediately above and names both the Company and MDEQ. The plaintiffs seek an unspecified amount of damages in excess of $25,000 from Corrpro. The plaintiffs also seek injunctive relief prohibiting the MDEQ from declaring that underground storage tanks upgraded by the Company do not meet the current requirement for corrosion protection set forth by law. On November 18, 2002, the court issued an order certifying the underlying class. The Michigan Court of Appeals denied the Company’s application for leave to appeal the Circuit Court’s order certifying the underlying class. By letters dated July 7, 2003 and thereafter, the MDEQ issued a notice to certain owners and operators of tanks upgraded based on the Company’s assessment method that they had until October 7, 2003 to comply with certain actions specified in the MDEQ’s notice. In October 2003, the Company and a steering committee representing the class of plaintiffs reached an agreement, subject to court approval, pursuant to which the class of plaintiffs would agree to settle all outstanding matters between the class and the Company and to dismiss the case as to the Company with prejudice. On October 29, 2003 the Circuit Court for the County of Ingham, Michigan approved the settlement and dismissed with prejudice the litigation as to the Company. The settlement amount itself was funded pursuant to applicable policies of insurance maintained by the Company.

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

CORRPRO COMPANIES, INC
(Registrant)

Date: February 13, 2004	/s/ Joseph W. Rog

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