Form 10-Q
period 2003-12-31
CORRPRO COMPANIES INC /OH/
filed 2004-02-20
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 ----------------------------------------------

                                    FORM 10-Q

    (Mark One)

       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003
                                          OR

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

                 YES [ ]                                      NO [X]

         As of February 17, 2004, 8,433,743 Common Shares, without par value, were outstanding.

                             CORRPRO COMPANIES, INC.

                                      INDEX

                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION

ITEM 1.              Financial Statements

                        Consolidated Balance Sheets                                 3
                        Consolidated Statements of Operations                       4
                        Consolidated Statements of Cash Flows                       5
                        Notes to the Consolidated Financial Statements           6-20

ITEM 2.              Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                     21-38

ITEM 3.              Quantitative and Qualitative Disclosures
                        About Market Risk                                          39

ITEM 4.              Controls and Procedures                                       40

PART II.  OTHER INFORMATION

ITEM 1.              Legal Proceedings                                          41-43

ITEM 6.              Exhibits and Reports on Form 8-K                              44

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    December 31,    March 31,
                                                                        2003          2003
                                                                    (Unaudited)     (Audited)
                                                                    -----------     ---------
ASSETS
Current Assets:
  Cash and cash equivalents                                           $  5,480      $  7,037
  Accounts receivable, net                                              24,760        18,156
  Other receivables, net                                                 1,596         7,192
  Inventories                                                            9,078         8,233
  Prepaid expenses and other                                             4,873         3,436
  Assets held for sale                                                   5,468         9,846
                                                                      --------      --------
    Total current assets                                                51,255        53,900
                                                                      --------      --------

 Property, plant and equipment, net                                      6,884         6,982

 Other Assets:
    Goodwill                                                            14,548        13,343
    Other assets                                                         3,512         3,023
    Deferred income taxes                                                  435           482
                                                                      --------      --------
            Total other assets                                          18,495        16,848
                                                                      --------      --------
                                                                      $ 76,634      $ 77,730
                                                                      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term borrowings and current portion of long-term debt       $ 46,981      $ 50,476
    Accounts payable                                                     8,200         9,081
    Accrued liabilities and other                                       14,363        12,755
    Liabilities held for sale                                            4,242         3,454
                                                                      --------      --------
            Total current liabilities                                   73,786        75,766
                                                                      --------      --------

Long-term debt, net of current portion                                     579           765

Commitments and contingencies                                               --            --

Shareholders' Equity:
    Serial preferred shares                                                 --            --
    Common shares                                                        2,276         2,276
    Additional paid-in capital                                          46,376        46,560
    Accumulated deficit                                                (45,681)      (45,076)
    Accumulated other comprehensive income (loss)                           44        (1,597)
    Common shares in treasury, at cost                                    (746)         (964)
                                                                      --------      --------
            Total shareholders' equity                                   2,269         1,199
                                                                      --------      --------
                                                                      $ 76,634      $ 77,730
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

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             For the Three                 For the Nine
                                                              Months Ended                 Months Ended
                                                              December 31,                 December 31,
                                                        ------------------------     ------------------------
                                                           2003           2002          2003           2002
                                                        ---------      ---------     ---------      ---------
Revenues                                                $  32,939      $  31,781     $ 100,424      $  92,943
Operating cost and expenses:
   Cost of sales                                           22,388         21,528        67,310         62,620
   Selling, general & administrative expenses               7,703          7,676        23,567         25,828
                                                        ---------      ---------     ---------      ---------
Operating income                                            2,848          2,577         9,547          4,495
Interest expense                                            1,843          1,546         4,931          4,366
                                                        ---------      ---------     ---------      ---------
Income from continuing operations
   before income taxes, discontinued operations
   and cumulative effect of change in accounting
    principle                                               1,005          1,031         4,616            129
Provision for income taxes                                    358            612         1,366          1,396
                                                        ---------      ---------     ---------      ---------
Income (loss) from continuing operations before
    discontinued operations and cumulative effect
     of change in accounting principle                        647            419         3,250         (1,267)
Discontinued operations:
   Income (loss) from operations, net                        (205)            30        (3,809)        (4,089)
   Loss on disposal, net of income taxes                       --             --           (46)            --
Cumulative effect of change in accounting principle            --             --            --        (18,238)
                                                        ---------      ---------     ---------      ---------
Net income (loss)                                       $     442      $     449     $    (605)     $ (23,594)
                                                        =========      =========     =========      =========

Earnings (loss) per share - Basic:
   Income (loss) from continuing operations             $    0.07      $    0.04     $    0.39      $   (0.15)
   Discontinued operations:
      Income (loss) from operations, net                    (0.02)          0.01         (0.45)         (0.49)
      Loss on disposal, net of income taxes                    --             --         (0.01)            --
   Cumulative effect of change in
         accounting principle                                  --             --            --          (2.17)
                                                        ---------      ---------     ---------      ---------
      Net income (loss)                                 $    0.05      $    0.05     $   (0.07)     $   (2.81)
                                                        =========      =========     =========      =========

Earnings (loss) per share - Diluted:
   Income (loss) from continuing operations             $    0.07      $    0.04     $    0.35      $   (0.15)
   Discontinued operations:
      Income (loss) from operations, net                    (0.02)          0.01         (0.40)         (0.49)
      Loss on disposal, net of income taxes                    --             --         (0.01)            --
   Cumulative effect of change in
         accounting principle                                  --             --            --          (2.17)
                                                        ---------      ---------     ---------      ---------
      Net income (loss)                                 $    0.05      $    0.05     $   (0.06)     $   (2.81)
                                                        =========      =========     =========      =========

Weighted average shares -
   Basic                                                    8,420          8,408         8,412          8,387
   Diluted                                                  9,361          9,325         9,396          8,387

   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            Nine Months Ended
                                                                               December 31,
                                                                         -----------------------
                                                                            2003          2002
                                                                         ---------     ---------
Cash flows from operating activities:
    Net loss                                                             $   (605)     $(23,594)
    Adjustments to reconcile net loss to net cash
      provided by (used  for) operating activities:
      Loss from discontinued operations                                     3,855         4,089
      Depreciation and amortization                                         1,943         2,356
      401(k) matching contribution in Treasury shares                          --           136
      Stock options exercised from Treasury shares                             25            --
      Pension accrual adjustment                                               --           498
      European Operation impairment charge                                     --           450
      European Operation currency translation adjustment                       --          (308)
      Deferred income taxes                                                  (138)         (111)
      Cumulative effect of change in accounting principle                      --        18,238
      Loss on sale of assets                                                  (16)           --
      Changes in operating assets and liabilities:
        Accounts and other receivables                                       (299)        3,170
        Inventories                                                          (430)        1,558
        Prepaid expenses and other                                         (1,309)          (20)
        Other assets                                                       (1,350)         (538)
        Accounts payable and accrued expenses                                  19          (406)
                                                                         --------      --------
            Total adjustments                                               2,300        29,112
                                                                         --------      --------
      Net cash provided by continuing operating activities                  1,695         5,518
                                                                         --------      --------

Cash flows from investing activities:
    Additions to property, plant and equipment                               (517)         (286)
    Proceeds from disposal of property, plant and equipment                   125           491
                                                                         --------      --------
            Net cash provided by (used for) investing activities             (392)          205
                                                                         --------      --------

Cash flows from financing activities:
    Net payments under Revolving Credit Facility and lines of credit       (4,655)       (6,357)
    Proceeds from exercise of employee stock options                            9            --
                                                                         --------      --------
            Net cash used for financing activities                         (4,646)       (6,357)
                                                                         --------      --------

Effects on cash of foreign currency exchange rates                            475           195
                                                                         --------      --------

Cash provided by discontinued operations                                    1,311         1,827
                                                                         --------      --------

Net increase (decrease) in cash and cash equivalents                       (1,557)        1,388
Cash and cash equivalents at beginning of period                            7,037         4,815
                                                                         --------      --------
Cash and cash equivalents at end of period                               $  5,480      $  6,203
                                                                         ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Income taxes                                                         $    967      $    552
    Interest                                                             $  3,834      $  4,877

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

         The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months or for the nine months ended December 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004 or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

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

NOTE 2 - INVENTORIES

                                           December 31,   March 31,
                                               2003         2003
                                               ----         ----
Inventories consist of the following:
        Component parts and raw material      $4,722       $5,250
        Finished goods                         4,356        2,983
                                              ------       ------
                                              $9,078       $8,233
                                              ======       ======

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

                                                          December 31,    March 31,
                                                              2003          2003
                                                              ----          ----
Property, plant and equipment consist of the following:
        Land                                                $    549      $    443
        Buildings and improvements                             6,145         4,897
        Equipment, furniture and fixtures                     16,586        15,610
                                                            --------      --------
                                                              23,280        20,950
        Less: Accumulated depreciation                       (16,396)      (13,968)
                                                            --------      --------
                                                            $  6,884      $  6,982
                                                            ========      ========

NOTE 4 - EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed by dividing net income
(loss) for the period by the
weighted average number of common shares outstanding for the period, which was 8,420 and 8,408 for the three months ended December 31, 2003 and 2002, respectively, and 8,412 and 8,387 for the nine months ended December 31, 2003 and 2002, respectively. Diluted EPS for the period has been determined by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding for the period, which was 9,361 and 9,325 for the three months ended December 31, 2003 and 2002, respectively and 9,396 and 8,387 for the nine months ended December 31, 2003 and 2002, respectively. Potential common shares consist only of unexercised stock options and warrants.

NOTE 5 - STOCK PLANS

         The Company granted options to purchase 111 and 63 common shares under the 1997 Option Plan and the Non-Employee Director Option Plan, during the nine months ended December 31, 2003 and 2002, respectively. During the nine months ended December 31, 2003, a total of 22 stock options were exercised at prices ranging from $0.32 to $0.59. In addition, options previously granted to purchase 123 and 99 common shares at exercise prices ranging from $1.30 to $12.10 expired or were forfeited, during the nine months ended December 31, 2003 and 2002, respectively.

Stock-based compensation

         As permitted by the Statement of Financial Accounting Standard ("SFAS"), No. 123, "Accounting for Stock-Based Compensation," the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25" and related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS No. 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award. The following table illustrates the effect on net income (loss) and income (loss) per common share as if the Black-Scholes fair value method described in SFAS No.123 had been applied to the Company's stock option plans:

                                                          FOR THE THREE                  FOR THE NINE
                                                           MONTHS ENDED                  MONTHS ENDED
                                                           DECEMBER 31,                  DECEMBER 31,
                                                     -------------------------     --------------------------
                                                        2003           2002           2003            2002
                                                     ----------     ----------     ----------      ----------
Net income (loss):
  As reported                                        $      442     $      449     $     (605)     $  (23,594)
  Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for all awards             28             76            273             280
                                                     ----------     ----------     ----------      ----------
  Pro forma income (loss)                            $      414     $      373     $     (878)     $  (23,874)
                                                     ==========     ==========     ==========      ==========
Basic earnings (loss) per share:
  As reported                                        $     0.05     $     0.05     $    (0.07)     $    (2.81)
  Pro Forma                                          $     0.05     $     0.04     $    (0.10)     $    (2.85)
Diluted earnings (loss) per share:
  As reported                                        $     0.05     $     0.05     $    (0.06)     $    (2.81)
  Pro Forma                                          $     0.04     $     0.04     $    (0.09)     $    (2.85)

         For purposes of this pro forma, the fair value of each option grant was estimated using the Black-Scholes option-pricing model. The significant assumptions used were a risk-free interest rate of

3.3%, an expected volatility of 164.0%, an expected life of 10 years and no expected dividends.

NOTE 6 - SHAREHOLDERS' EQUITY

         During the quarter ended September 30, 2002, the Company issued warrants to the lenders (see "Note 12 - Revolving Credit Facility and Senior Notes") under its Revolving Credit Facility and Senior Notes. The warrant issued to the Revolving Credit Facility lenders permits that lender to purchase 467 shares at a purchase price of $0.01 per share, and the warrant issued to the Senior Notes holder permits that holder to purchase up to 467 shares at a purchase price of $0.01 per share. For purposes of financial reporting, the warrants were valued at $313 each and the aggregate amount of $626 increased paid-in- capital and reduced short-term and long-term debt. The $313 discount per facility was fully amortized by the original Revolving Credit Facility termination date of July 2003, and will be fully amortized by the Senior Notes termination date of January 15, 2008.

NOTE 7 - COMPREHENSIVE INCOME

         Accumulated other comprehensive income (loss) is reported separately from retained earnings and additional paid-in-capital in the Consolidated Balance Sheets. Items considered to be other comprehensive income (loss) include adjustments made for foreign currency translation (under SFAS No. 52) and pensions (under SFAS No. 87).

         Components of other accumulated comprehensive income (loss) consist of foreign currency translation adjustments of $44 and $(1,597) as of December 31, 2003 and March 31, 2003, respectively.

         Components of comprehensive income (loss) consist of the following:

                                         Nine Months Ended December 31,
                                                2003          2002
                                                ----          ----
Net income (loss)                           $   (605)     $(23,594)
Other Comprehensive income (loss):
Write-off of translation adjustment
  related to discontinued operations              --         3,609
Write-off of translation adjustment
  related to European operations                  --          (308)
Write-off of Pension                              --           498
Translation adjustment                         1,641           637
                                            --------      --------
Total comprehensive income (loss)           $  1,036      $(19,158)
                                            ========      ========

NOTE 8 - ASSETS AND LIABILITIES HELD FOR SALE

         In July 2002, the Company's Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. The Company adopted a plan to sell non-core business units and use the proceeds to reduce debt. The Company engaged outside professionals to assist in the disposition of the domestic and international non-core business units. Prior to the quarter ended September 30, 2002, the Company's non-core domestic and international units were reported as the Other Operations and International Operations reporting segments. Effective for the quarter ended September 30, 2002, the Other Operations and the

International Operations reporting segments have been eliminated and the non-core domestic and international units are reported as discontinued operations. Prior-year financial statements have been reclassified to reflect these non-core units as discontinued operations, which are also referred to as "assets and liabilities held for sale." See "Note 11 - Business Segments" for the effect of the change in income from operations as a result of the resolution to keep the European Operations.

         In the second quarter of fiscal 2004, the Company's Board of Directors approved a resolution to keep the European Operations and remove them from discontinued operations. After careful deliberation, the Board concluded that due to the strength of the local management team, the similar characteristics of the served markets, and the favorable prospects for this business, the Company's value would be enhanced by maintaining our European presence rather than by selling the operations at this time. Therefore, effective in the second quarter of fiscal 2004, the Company reported quarterly and annual results of the European Operations in its continuing operations. Prior-year financial statements have been reclassified to reflect the European Operations as continuing operations.

         Assets and liabilities held for sale as of December 31, 2003 and March 31, 2003 consisted of:

                             December 31,   March 31,
                                2003          2003
                             ------------   ---------
Cash                           $   298       $ 1,296
Accounts receivable              2,771         4,656
Inventory                        1,279         1,394
Prepaid expenses                 1,084         2,072
Other assets                        36           428
                               -------       -------
Assets held for sale           $ 5,468       $ 9,846
                               =======       =======

Current liabilities            $ 4,242       $ 3,525
Deferred taxes                      --           (71)
                               -------       -------
Liabilities held for sale      $ 4,242       $ 3,454
                               =======       =======

         The Company allocated interest to discontinued operations of $67 and $411 for the three months ended December 31, 2003 and 2002, respectively, and $322 and $1,224 for the nine months ended December 31, 2003 and 2002, respectively, based on estimated proceeds from the discontinued operations disposition that will be used to pay down the Revolving Credit Facility and Senior Notes (see "Note 12 - Revolving Credit Facility and Senior Notes"). The interest rate used to calculate the interest expense allocated was the weighted average interest rate of the Revolving Credit Facility and Senior Notes.

         Operating gains or losses may be experienced with the disposition of the non-core assets at the time of disposal during implementation of the restructuring plan. Listed below are the statements of operations for discontinued operations for the three months ended December 31, 2003 and 2002 and nine months ended December 31, 2003 and 2002.

                                                       For the Three              For the Nine
                                                        Months Ended              Months Ended
                                                        December 31,              December 31,
                                                  -----------------------    -----------------------
                                                    2003          2002         2003          2002
                                                  ---------     ---------    ---------     ---------
Revenues                                          $  2,837      $  6,775     $  8,913      $ 20,608
Operating cost and expenses:
   Cost of sales                                     2,242         4,322        6,929        13,433
   Selling, general & administrative expenses          733         1,999        5,471         9,949
                                                  --------      --------     --------      --------
Operating income (loss)                               (138)          454       (3,487)       (2,774)
Loss on disposal                                        --            --           46            --
Interest expense                                        67           411          322         1,224
                                                  --------      --------     --------      --------
Income (loss) from discontinued operations
   before income taxes                                (205)           43       (3,855)       (3,998)
Provision for income taxes                              --            13           --            91
                                                  --------      --------     --------      --------
Income (loss) from discontinued operations        $   (205)     $     30     $ (3,855)     $ (4,089)
                                                  ========      ========     ========      ========

         During the third quarter of fiscal 2004, the Company had completed the sale of two of its six Middle East subsidiaries. The Middle East Operations has four remaining subsidiaries with regard to the disposition of which the Company has signed a purchase agreement. The transaction is anticipated to close prior to the 2004 fiscal year-end, but is subject to local government approval and other closing conditions. During the second quarter of fiscal 2004, the Company recorded an impairment charge relating to its Middle East Operations of $3,278. During the first quarter of fiscal 2004, the Company sold its Asia Pacific Operations for a net loss of $46 after taking into account an impairment charge on net assets which was recorded during the fourth quarter of fiscal 2003 totaling $1,575. During fiscal 2003, the Company disposed of four non-strategic business units. First, in March 2003, the Company sold its Bass-Trigon Software business unit for $3,150 and recognized a gain of $194. Also, in March 2003, the Company recorded a note receivable for $6,232, for which the Company collected $5,932 on April 2, 2003, for its Rohrback Cosasco Systems subsidiary and recognized a gain of $1,809. The Company also disposed of two smaller international offices resulting in a net gain of $92 during fiscal 2003. The net proceeds from dispositions were used to pay down debt.

NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of various interest entities as defined in the Interpretation. The Company does not expect the adoption of this Interpretation to have a material impact on its results of operations or financial position.

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

         In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and the periodic benefit cost of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is effective for the fiscal years ended after December 14, 2003 and interim periods beginning after December 15, 2003. The adoption of this revision is not expected to have a material impact on our results of operations, financial position or disclosures.

         In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" which supercedes SAB 101, "Revenue Recognition in Financial Statements." This SAB revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations. The principal revisions relate to the rescission of interpretive material no longer necessary because of developments outside of the SEC within accounting principles generally accepted in the United States of America, and the incorporation of certain sections of the SEC's document entitled "Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers" into Topic 13. The adoption of SAB No. 104 did not have a material effect on the Company's consolidated financial statements or its existing revenue recognition policies.

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

         At December 31, 2003, accrued warranty costs were not material to the consolidated balance sheets.

NOTE 11 - BUSINESS SEGMENTS

         In July 2002, the Company's Board of Directors approved a formal business restructuring plan. See "Note 8 - Assets and Liabilities Held for Sale."

         We have organized our operations into three business segments: Domestic Core Operations, Canadian Operations and European Operations. Our business segments and a description of the products and services they provide are described below:

         Domestic Core Operations. The Domestic Core Operations segment consists of the Company's operations in the United States, which provide products and services including corrosion control, coatings, pipeline integrity, risk assessment and inspection services. This segment provides corrosion control products and services to a wide-range of customers in a number of industries including: energy, utilities, water and wastewater treatment, chemical and petrochemical, pipelines, defense and municipalities. In addition, this segment provides coatings services to customers in the entertainment, aerospace, transportation, petrochemical and electric power industries, as well as inspection services to customers in the pharmaceutical, chemical and energy industries. Finally, this segment includes a production facility in the United States that assembles and distributes cathodic protection products, such as anodes, primarily to the United States market. The Domestic Core Operations products and services consisted of corrosion control, which represented approximately 75% of revenues for each of the nine months ended December 31, 2003 and 2002, respectively, coatings which represented approximately 21% of revenues for each of the nine months ended December 31, 2003 and 2002, respectively, and pipeline integrity and risk assessment which represented approximately 4% of revenues for each of the nine months ended December 31, 2003 and 2002, respectively.

         Canadian Operations. The Canadian Operations segment provides corrosion control, pipeline integrity and inspection services to customers in Canada who are primarily in the oil and gas industry. These customers include pipeline operators, petrochemical plants and refineries. The Canadian Operations segment also includes production facilities that assemble products such as anodes and rectifiers. The Canadian Operations products and services consisted of corrosion control, which represented approximately 96% and 94% of revenues for the nine months ended December 31, 2003 and 2002, respectively, and pipeline integrity and risk assessment which represented approximately 4% and 6% of revenues for the nine months ended December 31, 2003 and 2002, respectively.

         European Operations. The European Operations segment provides corrosion control products and services to customers in the petroleum, utility, industrial, marine and offshore markets, as well as to governmental entities in connection with their infrastructure assets. The European Operations products and services consisted of corrosion control, which represented approximately 99% of revenues for the nine months ended December 31, 2003 and 2002, respectively, and pipeline integrity and risk assessment which represented approximately less than 1% and 1% of revenues for the nine months ended December 31, 2003 and 2002, respectively.

         Financial information relating to the Company's operations by segment are presented below:

                                       FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                               DECEMBER 31,                  DECEMBER 31,
                                               ------------                  ------------
                                           2003           2002           2003           2002
                                        ---------      ---------      ---------      ---------
Revenue:
  Domestic Core Operations              $  22,648      $  21,913      $  71,446      $  67,473
  Canadian Operations                       6,910          5,852         19,129         15,413
  European Operations                       3,381          4,016          9,849         10,057
                                        ---------      ---------      ---------      ---------
                                        $  32,939      $  31,781      $ 100,424      $  92,943
                                        =========      =========      =========      =========

Operating Income:
  Domestic Core Operations              $   3,571      $   3,201      $  12,101      $  10,077
  Canadian Operations                       1,437          1,285          4,251          3,528
  European Operations                         216            624            944            321
  Corporate Related Costs and Other        (2,376)        (2,533)        (7,749)        (9,431)
                                        ---------      ---------      ---------      ---------
                                        $   2,848      $   2,577      $   9,547      $   4,495
                                        =========      =========      =========      =========

NOTE 12 - REVOLVING CREDIT FACILITY AND SENIOR NOTES

         Revolving Credit Facility. In March 1999, the Company entered into an $80 million revolving credit facility that originally expired on April 30, 2002 (the "Revolving Credit Facility"). Initial borrowings were used to repay existing domestic bank indebtedness. Through a series of subsequent amendments, including an amendment executed by the Company and effective as of January 31, 2004, ("January 2004 Revolver Amendment"), the size of the Revolving Credit Facility remains at $26.4 million but the expiration date was extended to March 31, 2004. Borrowings under the Revolving Credit Facility are further limited to borrowing base amounts as defined. The Revolving Credit Facility provides for interest on borrowings at prime plus 5.0% and requires the Company to pay a facility fee of 1.0% on the commitment amount. The interest rate at December 31, 2003 was 9.0%.

         Borrowings under the Revolving Credit Facility, as amended, are secured by the Company's domestic accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate as well as certain assets in Canada. The Company also has pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The Revolving Credit Facility, as amended, requires the Company to maintain certain financial ratios and places limitations on the Company's ability to pay cash dividends, incur additional indebtedness and make investments, including acquisitions. At December 31, 2003, the Company had $21,096 outstanding under the Revolving Credit Facility. Total availability under the Revolving Credit Facility at December 31, 2003 was approximately $2,418, after giving consideration to the borrowing base limitations, under the Revolving Credit Facility. At December 31, 2003, the Company was in compliance with the financial covenants under the Revolving Credit Facility, as amended by the January 2004 Revolver Amendment.

         Under the terms of the amendments to the Revolving Credit Facility, any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44% of such cash proceeds, respectively. Any net asset disposition payments to reduce the Revolving Credit Facility will result in a proportionate reduction in the lender's commitments in the Revolving Credit Facility.

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

         Senior Notes. In January 1998, the Company issued, through a private placement, $30 million of Senior Notes due 2008 (the "Senior Notes"). Through a series of subsequent amendments, including an amendment executed by the Company and effective as of January 31, 2004 (the "January 2004 Senior Notes Amendment"), the terms and conditions of the Senior Notes have been modified to, among other things, change the interest rate payable on the Senior Notes and to defer certain principal payments thereunder. The Senior Notes, as amended, bear interest at 11.35% until March 31, 2004. In addition, the agreement relating to the Senior Notes (the "Senior Notes Agreement"), as amended, provides for any overdue amount to bear an interest rate of the greater of 13.35% or 2.0% over the rate of interest publicly announced by The Bank of New York from time to time in New York City as its Prime Rate on the outstanding principal payments and overdue amounts.

         The Senior Notes require a principal payment of $10,631, which has been deferred pursuant to the January 2004 Senior Notes Amendment to March 31, 2004, and monthly principal payments of $384, the commencement of which has been similarly deferred until April 15, 2004 ("Notes Principal Repayments") and are secured equally and ratably with debt under the Revolving Credit Facility. In addition, the Senior Notes Agreement, as amended, provides that any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44% of such cash proceeds, respectively. The Company is required to maintain certain financial ratios under the Senior Notes Agreement. As of December 31, 2003, the outstanding balance of the Senior Notes is $24,449, net of unamortized discounts of $240, and the Company is currently in compliance with the financial covenants under the amended Senior Notes Agreement.

         Within the Senior Notes Agreement is a yield maintenance amount provision, which ensures that the lender is paid the entire interest amount of the Senior Notes. The yield maintenance amount provisions apply to certain optional prepayments of principal under the Senior Notes and provides that the Senior Notes shall be subject to prepayment, in whole at any time or from time to time in part, at the option of the Company, at 100% of the principal amount so prepaid plus interest thereon to the prepayment date and the yield maintenance amount, if any, with respect to each Senior Note. Any partial prepayment of the Senior Notes, which meet certain criteria, shall be applied against the principal amount of the Senior Notes scheduled to become due in the inverse order of maturity thereof. For the nine months ended December 31, 2003, $179 relates to the yield maintenance amount provisions of the Senior Notes Agreement.

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

         In connection with the Company's credit facility and senior debt, Corrpro is required to satisfy specified financial ratios and tests. These financial ratios and tests include: a minimum EBITDA of $3,125 for the three consecutive months ending December 31, 2003; $3,433 for the four consecutive months ending January 31, 2004 or $3,553 for the five consecutive months ending February 29, 2004; net cash flow during such shall equal or exceed the projected cumulative net cash flow as set forth in the accepted forecast, within a negative variance of the greater of $500 or 10% of cumulative budgeted net cash flow for each Measuring Period; a consolidated net worth of not less than $1,252 at December 31, 2003; not less than $1,212 for the period from the Eleventh Amendment Effective Date to and including January 31, 2004, and thereafter, $730; and capital expenditures shall not exceed $1,300 for the nine months ended December 31, 2003. As of December 31, 2003, Corrpro was in compliance with these financial ratios and tests.

         The Proposed Transaction. On December 15, 2003, the Company entered into a definitive Securities Purchase Agreement (the "Purchase Agreement") with CorrPro Investments, LLC ("Purchaser"), providing for a $13.0 million private equity investment as part of a plan of recapitalization and refinancing of the Company. Under the terms of the Purchase Agreement, the Company has agreed to issue and sell to Purchaser, subject to the satisfaction of certain conditions further described below, (i) 13,000 shares of the Company's newly-created Series B Cumulative Redeemable Voting Preferred Stock, without par value ("Series B Preferred Stock"), with an initial liquidation preference of $1,000 per share, and (ii) a warrant (the "Purchaser Warrant") to purchase up to a number of shares of the Company's common stock, without par value ("Common Stock"), equal to 40% of the Company's fully diluted Common Stock at an exercise price of $0.001 per share.

         Simultaneous with the execution of the Purchase Agreement and also as part of the recapitalization and refinancing plan, the Company entered into (i) a commitment letter with CapitalSource Finance LLC ("CapitalSource"), pursuant to which CapitalSource has agreed to provide to the Company, subject to the satisfaction of certain conditions, a $40.0 million senior secured credit facility, consisting of a revolving credit line, a term loan with a five-year maturity and a letter of credit sub-facility, and (ii) a commitment letter with American Capital Strategies, Ltd. ("American Capital"), pursuant to which American Capital has agreed to provide to the Company, subject to the satisfaction of certain conditions, $14.0 million of senior secured subordinated debt. In addition, American Capital will receive a warrant to purchase up to a number of shares of Common Stock equal to 13.0% of the Company's fully diluted Common Stock at an exercise price of $0.001 per share, not to exceed $100 in the aggregate, and the right to appoint one director to the Board of Directors.

        The proceeds of the financings will be used to satisfy the outstanding indebtedness owed under the Revolving Credit Facility and Senior Notes. The Lenders under both the Revolving Credit Facility and Senior Notes have consented to the Company's execution of the Purchase Agreement.

         Should the Company fail to obtain shareholder approval of the recapitalization and refinancing transactions, the Company will not be able to consummate the foregoing transactions. In such event, the Revolving Credit Facility will become immediately due and payable, together with a significant portion of the principal of the Senior Notes. As of the date of this report, the Company has no foreseeable means to satisfy these obligations under the foregoing circumstances. Accordingly, if the recapitalization and refinancing transactions are not consummated, the Company may be forced to seek protection under Chapter 11 of the Bankruptcy Code.

NOTE 13 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

         In June 2001, SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", were issued by the FASB SFAS No.141 eliminates the pooling-of-interests method for business combinations and requires the use of the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be separated from goodwill.

         In July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", were issued by the FASB.

SFAS No. 142 changes the accounting for goodwill and indefinite life intangibles from an amortization approach to a non-amortization approach, and require periodic tests for impairment of these assets. Upon the Company's adoption of SFAS No.142 on April 1, 2002, the provisions of SFAS No.142 required the discontinuance of amortization of goodwill and indefinite life intangibles that had been recorded in connection with previous business combinations. The Company has completed its initial impairment testing as of April 1, 2002 under SFAS No.142 and recorded an impairment loss totaling $18,238, of which $11,832 related to discontinued operations and $6,406 related to continuing operations. The loss was recognized as the cumulative effect of a change in accounting principle. This impairment testing is also done annually in the fourth quarter and such testing indicated no additional impairment as of March 31, 2003.

         Amortizable intangibles at December 31, 2003 amounted to a net book value of $935. These intangibles are primarily related to patents and trademarks with useful lives ranging from 3 to 15 years. Amortization expense for each of the next five years is expected to be $242.

NOTE 14 - OTHER CURRENT EVENTS

         General. On December 15, 2003, the Company entered into the Purchase Agreement with Purchaser, providing for a $13.0 million private equity investment as part of a plan of recapitalization and refinancing of the Company. Under the terms of the Purchase Agreement, the Company has agreed to issue and sell to Purchaser, subject to the satisfaction of certain conditions further described below, (i) 13,000 shares of the Company's Series B Preferred Stock, with an initial liquidation preference of $1,000 per share, and (ii) the Purchaser Warrant to purchase up to a number of shares of the Company's Common Stock, equal to 40% of the Company's fully diluted Common Stock at an exercise price of $0.001 per share.

         Simultaneous with the execution of the Purchase Agreement and also as part of the recapitalization and refinancing plan, the Company entered into (i) a commitment letter with CapitalSource, pursuant to which CapitalSource has agreed to provide to the Company, subject to the satisfaction of certain conditions, a $40.0 million senior secured credit facility, consisting of a revolving credit line, a term loan with a five-year maturity and a letter of credit sub-facility, and (ii) a commitment letter with American Capital, pursuant to which American Capital has agreed to provide to the Company, subject to the satisfaction of certain conditions, $14.0 million of senior secured subordinated debt. In addition, American Capital will receive a warrant to purchase up to a number of shares of Common Stock equal to 13.0% of the Company's fully diluted Common Stock at an exercise price of $0.001 per share, not to exceed $100 in the aggregate, and the right to appoint one director to the Board of Directors.

         The proceeds of the financings will be used to satisfy the outstanding indebtedness owed under the Revolving Credit Facility and Senior Notes. See "Note 12 - Revolving Credit Facility and Senior Notes." The Lenders under both the Revolving Credit Facility and Senior Notes have consented to the Company's execution of the Purchase Agreement.

         Immediately following the contemplated closing of the equity and debt financings (the "Closing"), after giving effect to the issuance of the warrants and options described herein, it is estimated that current shareholders of the Company would hold between 24.0% to 29.0% of the fully diluted Common Stock, depending upon completion of anti-dilution adjustments to certain currently outstanding warrants issued by the Company which cannot be determined prior to Closing. As of the date hereof, the current shareholders of the Company hold approximately 80.0% of the fully diluted

Common Stock.

         Purchase Agreement. The closing of the transactions contemplated by the Purchase Agreement is subject to the satisfaction or waiver of a number of conditions set forth therein, including, without limitation, (i) approval of the Company's shareholders, (ii) the absence of material adverse changes with respect to the Company prior to Closing, (iii) the delivery by the Company of a closing fee, as discussed below, (iv) the effectiveness of certain amendments to the Company's Amended and Restated Articles of Incorporation and Amended and Restated Code of Regulations, (v) the sale of the Company's Middle East operations, (vi) the satisfaction by the Company of certain financial tests;
(vii) the Company listing the shares to be issued upon exercise of the Purchaser Warrant on the American Stock Exchange and (viii) the closing of definitive senior and subordinated debt financing arrangements with CapitalSource and American Capital.

         Under the terms of the Purchase Agreement, the Company has also agreed to, among other things refrain from soliciting or encouraging offers or proposals from persons other than Purchaser prior to the Closing, except, under certain limited circumstances, as required by directors' fiduciary duties under applicable law, and, although waived for payment of extension fees through March 31, 2004, refrain from incurring, or committing to incur, fees and expenses under its outstanding loan agreements prior to the Closing.

         The Purchase Agreement also provides that Purchaser may terminate the transactions contemplated by the Purchase Agreement at any time prior to the Closing if, among other things, (i) approval of the Company's shareholders is not received prior to March 31, 2004, (ii) the Company incurs, or commits to incur, any prohibited fees and expenses under its outstanding indebtedness prior to the Closing (although waived for payment of extension fees through March 31, 2004), (iii) if the Company has not sold its Middle East operations prior to March 31, 2004, or (iv) the failure by the Company to satisfy certain financing conditions prior to the Closing. If Purchaser terminates the Purchase Agreement pursuant to any of the foregoing, Purchaser will be entitled to receive a termination fee equal to the greater of (i) the amount of fees, expenses and costs incurred by Purchaser or its affiliates in connection with the financings plus $250,000 or (ii) $1,250,000.

         The Purchase Agreement also provides that in the event that Purchaser fails to satisfy certain conditions prior to the Closing, the Company may terminate the Purchase Agreement twenty business days after the later to occur of (i) the approval by the Company's shareholders of the proposed transactions and (ii) the Company's sale of its Middle East operations, in which case the Company would not be required to pay Purchaser the termination fee described above. The Company may also terminate the Purchase Agreement, without payment of the termination fee, with the mutual consent of Purchaser or sixty days after the later to occur of (A) the approval by the Company's shareholders of the proposed transactions and (B) the Company's sale of its Middle East operations.

         The Purchase Agreement further contemplates that shares of Common Stock would be reserved for future issuance as incentive compensation for eligible officers, employees and directors of the Company pursuant to future option and incentive plans. The number of shares of Common Stock to be reserved for such issuances, when combined with shares already reserved for issuance under existing option and incentive arrangements, would represent 15.0% of the fully diluted Common Stock.

         Series B Preferred Stock. The Series B Preferred Stock to be issued to Purchaser at Closing would be entitled to cumulative dividends at a rate of 13.5% per annum that would be payable by the Company, at its option, either in cash (subject to restrictions contemplated by the debt financing) or in additional shares of Series B Preferred Stock. In addition, the Series B Preferred Stock would be entitled to cumulative dividends at a rate of 16.5% per annum for so long as the Company is not in compliance with an EBITDA covenant set forth in the terms of the Series B Preferred Stock.

         The Series B Preferred Stock would also be entitled to vote as a single class with the holders of Common Stock and would initially represent 51.0% of the voting power of the Company. The voting power of the Series B Preferred Stock would be proportionately reduced in the event that the Company issues additional voting securities or shares of Series B Preferred Stock no longer remain outstanding. The Series B Preferred Stock would also be entitled to class voting rights with respect to certain material transactions involving the Company.

         In addition, for so long as 40% of the shares of Series B Preferred Stock initially issued at the Closing remain outstanding, the holders of Series B Preferred Stock would have the right to elect a majority of the members of the Company's Board of Directors. The holders of Series B Preferred Stock would also be entitled to designate a successor to any director elected by the holders of Series B Preferred Stock whose office becomes vacant due to resignation, death, retirement, disqualification or removal, whether with or without cause.

         After the initial issue date of the Series B Preferred Stock, the Company may not issue or sell any capital stock or debt securities (other than senior secured indebtedness of the Company) unless prior to such issuance or sale, each holder of Series B Preferred Stock has first been given the opportunity to purchase, on the same terms and conditions on which such securities are proposed to be issued or sold by the Company, such holder's proportionate share of 51% of the securities to be issued or sold by the Company.

         At the option of a majority of the holders of Series B Preferred Stock, the Series B Preferred Stock would be redeemable upon the occurrence of certain events with respect to the Company, including, without limitation, any merger, consolidation, disposition of assets or similar type of event that constitutes a "change of control" or similar termed event under the terms of the Company's senior and/or subordinated indebtedness. In addition, if then permitted by the holders of the Company's senior and subordinated indebtedness, the Series B Preferred Stock would be redeemable at the option of a majority of the holders of Series B Preferred Stock upon the occurrence of certain events with respect to the Company, including, without limitation, (i) the acquisition of twenty percent or more of the outstanding voting securities of the Company by any person or group, (ii) a sale or other disposition of in excess of twenty percent of the assets of the Company, or assets of the Company resulting in aggregate proceeds to the Company in excess of $20.0 million, and (iii) the aggregate amount of indebtedness of the Company being less than $2.0 million.

         The Purchaser Warrant. The Company has also agreed to issue the Purchaser Warrant at the Closing. The Purchaser Warrant will be exercisable for that number of shares of Common Stock equal to 40% of the fully diluted Common Stock after Closing, at an exercise price of $0.001 per share. It has a ten-year term and contains customary anti-dilution protections for stock issuances below fair market value and customary adjustments for business combinations and other transactions affecting the Common Stock.

         Senior Credit Facility. As part of the refinancing transactions, the Company intends to enter into a new senior secured credit facility of up to $40.0 million with CapitalSource (the "New Senior Credit Facility"). The commitment letter from CapitalSource provides that the New Senior Credit Facility will consist of a revolving credit line of up to $20.0 million based upon a borrowing base tied to the Company's receivables, which will also include a letter of credit sub-facility of $7.0 million, and a term loan of up to $20.0 million with a five-year maturity. The amount of the term loan will be reduced by the amount of any incremental indebtedness incurred by the Company's UK subsidiary. Borrowings under the revolving credit facility will bear interest at the prime rate plus 1.75% and borrowings under the term loan will bear interest at the prime rate plus 3.50%, subject to a floor of 7.5%. The New Senior Credit Facility will be secured by a first priority security interest in the Company's assets. The New Senior Credit Facility will be set forth in documentation containing representations, warranties, covenants and closing conditions customary for transactions of this type, including the payment of customary fees and expenses, some of which will be paid at Closing. In the event that the Company's shareholders do not approve the recapitalization and refinancing transactions, the Company will be obligated to pay CapitalSource a fee of $300,000 plus the reimbursement of all of CapitalSource's costs and expenses incurred in connection with the refinancing transaction. The Company paid a $100,000 commitment fee to CapitalSource upon execution of a commitment letter on December 15, 2003.

         Subordinated Debt. In its commitment letter dated December 15, 2003, American Capital has agreed to purchase $14.0 million of Senior Secured Subordinated Notes due 2011 (the "Subordinated Notes") from the Company. The Subordinated Notes will bear interest at a rate of 12.5%, payable monthly in arrears. The Subordinated Notes will be secured by a security interest in all of the Company's assets which will be junior only to customary permitted liens and the liens related to the New Senior Credit Facility. The Subordinated Notes will be issued pursuant to documentation containing representations, warranties, covenants and closing conditions customary for transactions of this type, including the payment of customary fees and expenses and will be closed simultaneously with the Closing. In the event that the Company's shareholders do not approve the recapitalization and refinancing transactions, the Company will be obligated to pay American Capital a fee equal to the greater of (i) American Capital's actual expenses plus $100,000 or (ii) $420,000; provided, however, that all fees and expenses previously paid to American Capital prior to such date shall be applied against such breakup fee. The Company paid a $175,000 commitment processing fee upon execution of the American Capital commitment letter.

         As part of its investment, American Capital will receive a warrant (the "American Capital Warrant") and the right to appoint one director to the Board of Directors. The American Capital Warrant will be exercisable to purchase that number of shares of Common Stock equal to 13% of the fully diluted Common Stock of the Company at an exercise price of $0.001 per share, except that in no event shall the total payment required to exercise the entire American Capital Warrant exceed $100. The American Capital Warrant will expire on the seventh anniversary of the date of its issuance. The exercise price and the number of shares issuable upon exercise of the American Capital Warrant will be subject to customary anti-dilution adjustments for stock dividends, stock splits, recapitalizations and similar events; customary weighted average anti-dilution adjustments for issuances of stock options and convertible securities at prices below fair market value; and customary adjustments due to business combinations and other transactions affecting the Common Stock.

         Other Agreements. The Company has also agreed to enter into an Investor and Registration Rights Agreement (the "Registration Rights Agreement") with Purchaser at the Closing. Under the Registration Rights Agreement, the Company will agree to register under applicable federal and state securities laws the resale of shares of Common Stock issuable to Purchaser or its transferees upon exercise of the Purchaser Warrant. Under the Registration Rights Agreement, the Company will also grant certain information rights, board observation rights and board expansion rights to Purchaser and its transferees. In addition, the Registration Rights Agreement will provide that Purchaser may not vote any shares of Common Stock issuable upon exercise of the Warrant for so long as Purchaser owns all of the shares of Series B Preferred Stock issued at Closing.

         The Company has also agreed to enter into a Services Agreement with Purchaser at Closing. Under the Services Agreement, the Company would pay to Purchaser and/or its designees a fee of $500,000 at Closing and an annual fee of $400,000, for an initial term of eight years, in exchange for certain services to be rendered by Purchaser and its affiliates after the Closing.

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

DISPOSITIONS

         In July 2002, the Company's Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. The Company adopted a plan to sell non-core business units and use the proceeds to reduce debt. The Company engaged outside professionals to assist in the disposition of the domestic and international non-core business units. Prior to the quarter ended September 30, 2002, the Company's non-core domestic and international units were reported as the Other Operations and International Operations reporting segments. Effective as of the quarter ended September 30, 2002, the Other Operations and the International Operations reporting segments have been eliminated and the non-core domestic and international units are reported as discontinued operations. Prior-year financial statements have been reclassified to reflect these non-core units as discontinued operations, which are also referred to as "assets and liabilities held for sale."

         In the second quarter of fiscal 2004, the Company's Board of Directors approved a resolution to keep the European Operations and remove them from discontinued operations. After careful deliberation, the Board concluded that due to the strength of the local management team, the similar characteristics of the served markets, and the favorable prospects for this business, the Company's value would be enhanced by maintaining our European presence rather than by selling the operations. Therefore, effective in the second quarter of fiscal 2004, the Company reported quarterly and annual results of the European Operations in its continuing operations. Prior-year financial statements have been reclassified to reflect the European Operations as continuing operations.

         During the third quarter of fiscal 2004, the Company had completed the sale of two of its six Middle East subsidiaries. The Middle East Operations has four remaining subsidiaries with regard to the disposition of which the Company has signed a purchase agreement. The transaction is anticipated to close prior to the 2004 fiscal year-end, but is subject to local government approval and other closing conditions. During the second quarter of fiscal 2004, the Company recorded an impairment charge relating to its Middle East Operations of $3.3 million. During the first quarter of fiscal 2004, the Company sold its Asia Pacific Operations for a net loss of less than $0.1 million after taking into account an impairment charge on net assets which was recorded during the fourth quarter of fiscal 2003 totaling $1.6 million. During fiscal 2003, the Company disposed of four non-strategic business units. First, in March 2003, the Company sold its Bass-Trigon Software business unit for $3.2 million and recognized a gain of $0.2 million. Also, in March 2003, the Company recorded a note receivable for $6.2 million, for which the Company collected $5.9 million on April 2, 2003, for its Rohrback Cosasco Systems subsidiary and recognized a gain of $1.8 million. The Company also disposed of two smaller international offices resulting in a net gain of $0.1 million during fiscal 2003. The net proceeds from dispositions were used to pay down debt. For further information about our discontinued operations, see Note 8, "Assets and Liabilities Held for Sale", Notes to Consolidated Financial Statements.

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

A. RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

REVENUES

         Revenues from continuing operations for the fiscal 2004 third quarter totaled $32.9 million compared to $31.8 million in the fiscal 2003 third quarter, an increase of $1.1 million, or 3.5%. Revenues from the discontinued operations were $2.8 million in the fiscal 2004 third quarter compared to $6.8 million in the prior-year period. The decrease in discontinued operations is primarily attributable to the sale of three non-strategic business units.

         Fiscal 2004 third quarter revenues relating to our Domestic Core Operations segment totaled $22.6 million compared to $21.9 million in the fiscal 2003 third quarter, an increase of $0.7 million or 3.2%. This increase is due to a number of factors. The most significant factor related to a large well casing project being run out of our Houston office. This project generated $1.5 million in revenues in the third quarter of fiscal 2004 compared to $0.1 million in the year-earlier period. In addition, our commercial coatings offices experienced increased revenues of $0.6 million in the third quarter of fiscal 2004 compared to the year-earlier period. This increase is due to increased activity levels in our Chicago and Bakersfield offices. These increases were partially offset by decreases in several areas of our Domestic Core Operations. Our Eastern Region offices experienced a revenue decline of $0.4 million in the third quarter of fiscal 2004 compared to the year-earlier period. This is primarily due to lower revenues from a large bridge project in fiscal 2004 compared to the year-earlier period. Also, our Water Tank business experienced a $0.4 million revenue decline in the third quarter of fiscal 2004 compared to the year-earlier period. This decrease is attributed to the Federal EPA mandate that all municipal water systems serving 3,300 or more customers perform and file security and vulnerability assessments with the EPA. As a result of this mandate, municipal water systems have been deferring infrastructure maintenance as a means of allocating funds to pay for these assessments. Finally, our Material Sales business experienced a $0.2 million decrease in revenues in the third quarter of fiscal 2004 compared to the year-earlier period. This decrease is attributed to the size, timing and product mix of orders received.

         Our Canadian Operations segment revenues for the third quarter of fiscal 2004 totaled $6.9 million compared to $5.9 million in the prior-year third quarter, an increase of $1.0 million or 16.9%. This increase is completely due to the strengthening of the Canadian Dollar against the U.S. Dollar in fiscal 2004 compared to fiscal 2003. Excluding the impact of the exchange rate, our Canadian Operations revenues showed a slight decrease in the third quarter of fiscal 2004 compared to the year earlier period.

         Our European Operations segment revenues for the third quarter of fiscal 2004 totaled $3.4 million compared to $4.0 million in the prior-year third quarter, a decrease of $0.6 million or 15.0%. Excluding the impact related to exchange rates, the revenue decrease was approximately $1.0 million. This decrease is primarily due to lower revenues received from a large contract to perform work on underground storage tanks in the United Kingdom.

GROSS PROFIT

         Gross profit margins were 32.0% for the fiscal 2004 third quarter compared to 32.3% for the fiscal 2003 third quarter. Gross margins continue to benefit from the informal restructuring plans and cost containment programs implemented in fiscal 2001 and 2002 as well as the Company's Board of Directors decision to approve a formal business restructuring plan in July 2002. The multi-year plan includes a series of initiatives to improve gross margins as well as operating income and reduce debt. The initiatives that impacted gross margin in the third quarter of fiscal 2004 included the following:

            1. Closure of under-performing offices. At the end of fiscal 2003, we closed one under-performing office. This office experienced a gross margin rate of 11.8% in the third quarter of fiscal 2003.

            2. Improved material purchase program. Efficiencies were achieved in purchasing certain corrosion control materials that are sold to our customers. Our Material Sales Center experienced a 115 basis point improvement in its gross margin rate in the third quarter of fiscal 2004 compared to the year-earlier period.

            3. Restrictions on travel and entertainment. Travel and entertainment was restricted to essential, revenue producing ventures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses totaled $7.7 million (23.4% of revenues) for the fiscal 2004 third quarter compared to $7.7 million (24.2% of revenues) in the fiscal 2003 third quarter.

The fiscal 2004 third quarter had $0.5 million related to professional fees associated with our lender requirements while the fiscal 2003 third quarter also had $0.5 million in professional fees related to lender requirements. We have been able to improve revenue levels while maintaining our operating cost level. We continue to monitor our SG&A costs through the informal cost containment and restructuring plans mentioned above as well as the Board of Directors plan also mentioned above. The plans in place continue to monitor headcount in corporate overhead areas. In addition, we continue to restrict travel and entertainment to essential, revenue producing ventures as well as restricting the purchase of advertising materials, catalogs, office supplies and other discretionary overhead items. Finally, we continue to have favorable claims experience in our health care costs.

OPERATING INCOME FROM CONTINUING OPERATIONS

         Operating income totaled $2.8 million in the third quarter of fiscal 2004 compared to $2.6 million for the fiscal 2003 third quarter, an increase of $0.2 million. The increase in operating income in the fiscal 2004 third quarter resulted from improved revenue levels and lower operating expenses.

INTEREST EXPENSE

         Interest expense totaled $1.8 million in the third quarter of fiscal 2004 compared to $1.5 million in the fiscal 2003 third quarter, an increase of $0.3 million. Interest rates increased as a result of amending our credit facilities, which were partially offset by lower debt levels.

INCOME TAX PROVISION

         The Company recorded a provision for income taxes of $0.4 million for the fiscal 2004 third quarter compared to a provision of $0.6 million for the fiscal 2003 third quarter. Our effective tax rate is based on the statutory rates in effect in the countries in which we operate. The Company recorded a provision above the statutory tax rate of 34% since the Company has utilized the tax benefits of losses in the Domestic Core Operations for which a previously recorded valuation allowance has been provided. The Company intends to maintain a full valuation allowance on its domestic net deferred tax assets and net operating loss carry-forwards until sufficient evidence exists to support the reversal of the remaining reserve.

INCOME FROM CONTINUING OPERATIONS

         Income from continuing operations for the fiscal 2004 third quarter was $0.6 million compared to $0.4 million in the third quarter of fiscal 2003, an increase of $0.2 million. The fiscal 2004 third quarter increase in income is the result of improved revenue levels, improved operating efficiencies and our overall efforts to streamline operations.

DISCONTINUED OPERATIONS

         Loss from discontinued operations was $0.2 million for the fiscal 2004 third quarter compared to income from discontinued operations of less than $0.1 million in the prior-year period.

NET INCOME

         Net income totaled $0.4 million in the third quarter of fiscal 2004 and 2003. Income per share on a diluted basis totaled $0.05 per share in the third quarter of fiscal 2004 and 2003.

         RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2002

REVENUES

         Revenues from continuing operations for the nine months ended December 31, 2003 totaled $100.4 million compared to prior-year revenues of $92.9 million, an increase of $7.5 million or 8.1%. Revenues from discontinued operations were $8.9 million for the first nine months of fiscal 2004 compared to $20.6 million in the prior-year period, a decrease of $11.7 million. The decrease in discontinued operations is primarily attributable to the sale of several discontinued businesses.

         For the nine months ended December 31, 2003, revenues relating to the Domestic Core Operations totaled $71.4 million compared to prior-year results of $67.5 million, an increase of $3.9 million or 5.8%. This increase is due to a number of factors. The most significant factor related to a large well casing project being run out of our Houston office. This project generated $3.7 million in revenues in fiscal 2004 compared to $0.1 million in the year-earlier period. In addition, our commercial coatings offices experienced increased revenues of $1.6 million in fiscal 2004 compared to the year-earlier period. This increase is due to increased activity levels in our Chicago and Bakersfield offices as well as increased inspection revenues in our Lafayette office. These increases were partially offset by decreases in several areas of our Domestic Core Operations. Our Eastern Region offices experienced a revenue decline of $1.3 million in fiscal 2004 compared to the year-earlier period. This is primarily due to lower revenues from a large bridge project in fiscal 2004 compared to the year-earlier period. Also, our Water Tank business experienced a $0.4 million revenue decline in fiscal 2004 compared to the year-earlier period. This decrease is attributed to the Federal EPA mandate that all municipal water systems serving 3,300 or more customers perform and file security and vulnerability assessments with the EPA. As a result of this mandate, municipal water systems have been deferring infrastructure maintenance as a means of allocating funds to pay for these assessments.

         The Canadian Operations' revenues for the nine months ended December 31, 2003 totaled $19.1 million compared to prior-year results of $15.4 million, an increase of $3.7 million or 24.0%. Approximately $2.5 million of this increase is due to the strengthening of the Canadian Dollar against the U.S. Dollar in fiscal 2004 compared to fiscal 2003. The remaining increase is primarily due to increased volume of material and rectifier sales as well as an increase in the energy segment of our business.

         The European Operations' revenues for the nine months ended December 31, 2003 totaled $9.8 million compared to prior-year results of $10.1 million, a decrease of $0.3 million or 3.0%. Excluding the impact of exchange rates, the decrease was approximately $1.0 million. This decrease is primarily due to lower revenues received from a large contract to perform work on underground storage tanks in the United Kingdom.

GROSS PROFIT

         Consolidated gross profit margins were 33.0% for the nine months ended December 31, 2003 compared to 32.6% for the prior-year period. Gross margins continue to benefit from the informal restructuring plans and cost containment programs implemented in fiscal 2001 and 2002 as well as the Company's Board of Directors decision to approve a formal business restructuring plan in July 2002. The multi-year plan includes a series of initiatives to improve gross margins as well as operating income and reduce debt. The initiatives that impacted gross margin in fiscal 2004 included the following:

         1. Closure of under-performing offices. At the end of fiscal 2003, we closed one under-performing office. This office experienced a gross margin rate of 21.5% in fiscal 2003.

         2. Improved material purchase program. Efficiencies were achieved in purchasing certain corrosion control materials that are sold to our customers. Our Material Sales Center experienced a 63 basis point improvement in its gross margin rate in fiscal 2004 compared to the year-earlier period.

         3. Wage and salary freeze. We implemented a wage and salary freeze for all employees in fiscal 2003 in order to contain costs. This wage and salary freeze was not lifted until July 2003.

         4. Restrictions on travel and entertainment. Travel and entertainment continues to be restricted to essential, revenue producing ventures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses totaled $23.6 million (23.5% of revenues) for the nine months ended December 31, 2003 compared to $25.8 million (27.8% of revenues) for the prior-year period. Selling, general and administrative expenses for the nine months ended December 31, 2003 had $1.5 million related to professional fees associated with our lender requirements while the prior-year period had $2.3 million in professional fees related to lender requirements, $0.7 million of pension expense related to our European Operations and a $0.5 million impairment charge recorded for our European Operations. SG&A continues to improve due to the informal cost containment and restructuring plans mentioned above as well as the Board of Directors plan also mentioned above. An activity based analysis was performed to eliminate non-value added costs throughout the Company. We continue to see benefits pertaining to the closure of under performing offices. Also, we have reduced headcount in corporate overhead areas. Headcount was reduced in both fiscal 2002 and 2003 which resulted in annual savings of approximately $4.0 million. The Company continues to restrict travel and entertainment to essential, revenue producing ventures as well as restricting the purchase of advertising materials, catalogs, office supplies and other discretionary overhead items. Also, the Company continues to have favorable claims experience in its health care costs.

OPERATING INCOME FROM CONTINUING OPERATIONS

         Operating income from continuing operations totaled $9.5 million for the nine months ended December 31, 2003 compared to $4.5 million in the prior-year period, an increase in earnings of $5.0 million. This increase is primarily related to the prior-years restructuring costs incurred and improved revenues generated during the current fiscal year.

INTEREST EXPENSE

         Interest expense totaled $4.9 million for the nine months ended December 31, 2003 compared to $4.4 million in the prior-year period. Interest rates increased as a result of amending our credit facilities, which were partially offset by the lower debt levels.

INCOME TAX PROVISION

         The Company recorded a provision for income taxes of $1.4 million for the nine months ended December 31, 2003 compared to a provision of $1.4 million in the prior-year period. Our effective tax rate is based on the statutory rates in effect in the countries in which we operate. The Company recorded a provision below the statutory tax rate of 34% since the Company has not realized the tax benefits of losses in the domestic operations for which a previously recorded valuation allowance has been provided. The Company intends to maintain a full valuation allowance on its domestic net deferred tax assets and net operating loss carryforwards until sufficient evidence exists to support the reversal of the remaining reserve.

INCOME (LOSS) FROM CONTINUING OPERATIONS

         Income from continuing operations totaled $3.3 million for the nine months ended December 31, 2003 compared to a loss of $1.3 million of income from continuing operations in the prior-year period, an increase in earnings of $4.6 million. The fiscal 2004 nine months income is the result of improved revenue levels, improved operating efficiencies and our overall efforts to streamline operations.

DISCONTINUED OPERATIONS

         Loss from discontinued operations for the first nine months of fiscal 2004 was $3.8 million compared to $4.1 million in the prior-year period, an increase of $0.3 million. This current year loss is mostly attributable to a $3.3 million impairment charge on net assets related to its Middle East Operations, which was recorded in the second quarter of fiscal 2004.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING

         During the six months ended September 30, 2002, the Company, with the assistance of independent valuation experts, completed its initial assessment test and concluded that certain of its goodwill was impaired. Effective April 1, 2002, the Company then recognized a transitional impairment charge of $18.2 million as the cumulative effect of a change in accounting principle to reduce the carrying values of certain indefinite lived intangible assets and goodwill to estimated fair values as required by SFAS No. 142. This is a non-cash charge and does not impact compliance with the financial covenants contained in our lender agreements.

NET LOSS

         Net loss totaled $0.6 million for the nine months ended December 31, 2003 compared to $23.6 million in the prior-year period, an improvement of $23.0 million, which was primarily attributable to non-cash goodwill impairment charges as a result of a change in accounting principle in the prior-year, improved revenue levels, improved operating efficiencies and our overall efforts to streamline operations. Loss per share on a diluted basis totaled $0.06 per share compared to $2.81 per share in the prior-year period.

B.       LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, the Company had negative working capital excluding net assets held for sale of $23.8 million compared to negative $28.3 million at March 31, 2003, which was an increase of $4.5 million. This increase in working capital is due to a number of factors. Accounts receivable increased by $6.6 million. The Company experienced an increase over the balance at March 31, 2003, which is normal as the Company begins its seasonally slow time of the year. On March 31, 2003 we sold a non-strategic business unit and recorded a $6.2 million note receivable, which helped increase working capital. Inventory levels slightly increased by approximately $0.8 million due to the slow down of work as the Company begins its seasonally slow time of year. The current portion of long-term debt decreased by $3.5 million. The reduction in debt is primarily the result of cash generated by continuing and discontinued operations as well as the sale of non-strategic businesses. Accounts payable decreased $0.9 million as we enter our seasonally slow time of the year.

         During the first nine months of fiscal year 2004, cash provided by operating activities totaled $1.7 million compared to cash provided by operating activities of $5.5 million in the year-earlier period. Cash used in investing activities totaled $0.4 million during the first nine months of fiscal 2004, which included $0.5 million for capital expenditures, partially offset by $0.1 million of proceeds from the disposal of capital assets. This compares to cash provided by investing activities totaling $0.2 million during the first nine months of fiscal 2003, which included $0.3 million used for capital expenditures, which was more than offset by proceeds of less than $0.5 million from the disposal of capital assets. Cash used for financing activities totaled $4.6 million, which was used to pay down debt during the first nine months of fiscal 2004 compared to cash used by financing activities of $6.4 million that was used to pay down debt in the first nine months of fiscal 2003.

         Revolving Credit Facility. In March 1999, the Company entered into the Revolving Credit Facility, which originally expired on April 30, 2002. Initial borrowings were used to repay existing domestic bank indebtedness. Through a series of subsequent amendments, including the January 2004 Revolver Amendment, the size of the Revolving Credit Facility is now $26.4 million but the expiration date was extended to March 31, 2004. Borrowings under the Revolving Credit Facility are further limited to borrowing base amounts as defined. The Revolving Credit Facility provides for interest on borrowings at prime plus 5.0% and requires the Company to pay a facility fee of 1.0% on the commitment amount. The interest rate at December 31, 2003 was 9.0%.

         Borrowings under the Revolving Credit Facility, as amended, are secured by the Company's domestic accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate as well as certain assets in Canada. The Company also has pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The Revolving Credit Facility, as amended, requires the Company to maintain certain financial ratios and places limitations on the Company's ability to pay cash dividends, incur additional indebtedness and make investments, including acquisitions. At December 31, 2003, the Company had $21,096 outstanding under the Revolving Credit Facility. Total availability under the Revolving Credit Facility at December 31, 2003 was approximately $2,418, after giving consideration to the borrowing base limitations, under the Revolving Credit Facility. At December 31, 2003, the Company was in compliance with the financial covenants under the Revolving Credit Facility, as amended by the January 2004 Revolver Amendment.

         Under the terms of the amendments to the Revolving Credit Facility, any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44% of such cash proceeds, respectively. Any net asset disposition payments to reduce the Revolving Credit Facility will result in a proportionate reduction in the lender's commitments in the Revolving Credit Facility.

         In connection with the Sixth Amendment to the Revolving Credit Facility, the lender group received the Revolving Credit Facility Warrant to purchase 467 of the Company's common shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Revolving Credit Facility Warrant contains a provision which permitted the Company to reduce the amount of the Revolving Credit Facility Warrant by up to 50% based upon prepayments of principal made by the Company under the Revolving Credit Facility prior to July 31, 2003 with cash proceeds received from the disposition of targeted Company assets. These prepayments resulted in the Revolving Credit Facility Warrant being reduced by approximately 82 common shares at July 31, 2003.

         Senior Notes. In January 1998, the Company issued, through a private placement, the Senior Notes. Through a series of subsequent amendments, including the January 2004 Senior Notes Amendment, the terms and conditions of the Senior Notes have been modified to, among other things, change the interest rate payable on the Senior Notes and to defer certain principal payments there under. The Senior Notes, as amended, bear interest at 11.35% until March 31, 2004. In addition, the Senior Notes Agreement, as amended, provides for any overdue amount to bear an interest rate of the greater of 13.35% or 2.0% over the rate of interest publicly announced by The Bank of New York from time to time in New York City as its Prime Rate on the outstanding principal payments and overdue amounts.

         The Senior Notes require a principal payment of $10,631, which has been deferred pursuant to the January 2004 Senior Notes Amendment to March 31, 2004, and the note principal payment, the commencement of which has been similarly deferred until April 15, 2004 and are secured equally and ratably with debt under the Revolving Credit Facility. In addition, the Senior Notes Agreement, as amended, provides that any cash proceeds from the disposition of targeted Company assets will be used to reduce the Revolving Credit Facility and the Senior Notes in a ratio of 56% and 44% of such cash proceeds, respectively. The Company is required to maintain certain financial ratios under the Senior Notes Agreement. As of December 31, 2003, the Company is currently in compliance with the financial covenants under the amended Senior Notes Agreement.

         Within the Senior Notes Agreement is a yield maintenance amount provision, which ensures that the lender is paid the entire interest amount of the Senior Notes. The yield maintenance amount provisions apply to certain optional prepayments of principal under the Senior Notes and provides that the Senior Notes shall be subject to prepayment, in whole at any time or from time to time in part, at the option of the Company, at 100% of the principal amount so prepaid plus interest thereon to the prepayment date and the yield maintenance amount, if any, with respect to each Senior Note. Any partial prepayment of the Senior Notes, which meet certain criteria, shall be applied against the principal amount of the Senior Notes scheduled to become due in the inverse order of maturity thereof. For the nine months ended December 31, 2003, $0.2 million relates to the yield maintenance amount provisions of the Senior Notes Agreement.

         In connection with prior amendments in September 2002, the Senior Notes lender received the Senior Notes Warrant to purchase 467 of the Company's Common Shares at a purchase price of $0.01 per share exercisable at any time after July 31, 2003 until September 23, 2012. The Senior Notes Warrant contains a provision which permitted the Company to reduce the amount of the Senior Notes Warrant by up to 50% based upon prepayments of principal made by the Company under the Senior Notes prior to July 31, 2003 with cash proceeds received from the disposition of targeted Company assets. These prepayments resulted in the Senior Notes Warrant being reduced by approximately 82 Common Shares at July 31, 2003.

         The Proposed Transaction. On December 15, 2003, the Company entered into the Purchase Agreement with Purchaser, providing for a $13.0 million private equity investment as part of a plan of recapitalization and refinancing of the Company. Under the terms of the Purchase Agreement, the

Company has agreed to issue and sell to Purchaser, subject to the satisfaction of certain conditions further described below, (i) 13,000 shares of the Company's newly-created Series B Preferred Stock, with an initial liquidation preference of $1,000 per share, and (ii) the Purchaser Warrant to purchase up to a number of shares of the Company's Common Stock, equal to 40% of the Company's fully diluted Common Stock at an exercise price of $0.001 per share.

         Simultaneous with the execution of the Purchase Agreement and also as part of the recapitalization and refinancing plan, the Company entered into (i) a commitment letter with CapitalSource, pursuant to which CapitalSource has agreed to provide to the Company, subject to the satisfaction of certain conditions, a $40.0 million senior secured credit facility, consisting of a revolving credit line, a term loan with a five-year maturity and a letter of credit sub-facility, and (ii) a commitment letter with American Capital, pursuant to which American Capital has agreed to provide to the Company, subject to the satisfaction of certain conditions, $14.0 million of senior secured subordinated debt. In addition, American Capital will receive a warrant to purchase up to a number of shares of Common Stock equal to 13.0% of the Company's fully diluted Common Stock at an exercise price of $0.001 per share, not to exceed $100 in the aggregate, and the right to appoint one director to the Board of Directors.

         The proceeds of the financings will be used to satisfy the outstanding indebtedness owed under the Revolving Credit Facility and Senior Notes. See "Note 12 - Revolving Credit Facility and Senior Notes." The Lenders under both the Revolving Credit Facility and Senior Notes have consented to the Company's execution of the Purchase Agreement.

         Should the Company fail to obtain shareholder approval of the recapitalization and refinancing transactions, the Company will not be able to consummate the foregoing transactions. In such event, the Revolving Credit Facility will become immediately due and payable, together with a significant portion of the principal of the Senior Notes. As of the date of this report, the Company has no foreseeable means to satisfy these obligations under the foregoing circumstances. Accordingly, if the recapitalization and refinancing transactions are not consummated, the Company may be forced to seek protection under Chapter 11 of the Bankruptcy Code.

         The following table summarized the Company's contractual obligations at December 31, 2003:


                                                PAYMENTS DUE BY PERIOD
                               ------------------------------------------------------
                                           LESS THAN     1 - 3      4 - 5     AFTER 5
(IN THOUSANDS)                  TOTAL      ONE YEAR      YEARS      YEARS      YEARS
                                -----      --------      -----      -----      -----
Indebtedness:
  Senior Notes                 $24,449     $  24,449    $    --    $    --    $    --
  Revolving Line of Credit      21,096        21,096         --         --         --
  Other Debt Obligations         2,015         1,436        579         --         --
  Operating Leases               6,712         2,291      3,471        750        200
                               -------     ---------    -------    -------    -------
Total Contractual Cash
    Obligations                $54,272     $  49,272    $ 4,050    $   750    $   200
                               =======     =========    =======    =======    =======

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD LOOKING INFORMATION

         This document includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities

Exchange Act of 1934. These forward-looking statements are based on management's expectations and beliefs concerning future events and discuss, among other things, anticipated future performance and revenues, expected growth and future business plans. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" or variations of such words and similar expressions are intended to identify such forward-looking statements. We believe that the following factors, among others, could affect our future performance or the price and liquidity of our common shares and cause our actual results to differ materially from those that are expressed or implied by forward-looking statements, or diminish the liquidity of our common shares: our ability to consummate the proposed recapitalization and refinancing transactions prior to March 31, 2004 (including obtaining shareholder approval thereof), the termination date of the forbearance arrangements secured under our debt; our ability to successfully divest our non-core and international business units and the timing, terms and conditions of such divestitures; the ultimate outcome of the Australian Securities and Investment Commission's investigation of accounting irregularities; the impact of any litigation or regulatory process related to the financial statement restatement process, including the class action litigation already filed (the dismissal of which has been appealed); our mix of products and services; the timing of jobs; the availability and value of larger jobs; qualification requirements and termination provisions relating to government jobs; the impact of inclement weather on our operations; the impact of energy prices on us and our customers' businesses; adverse developments in pending litigation or regulatory matters; the impact of existing, new or changed regulatory initiatives; our ability to satisfy the listing and trading requirements of the American Stock Exchange (which, if not satisfied, could result in the suspension of trading or delisting of our shares from the American Stock Exchange, which could diminish the liquidity of our common shares) or any other national exchange on which our shares are or will be listed or otherwise provide a trading venue for our shares; and the impact of changing global political and economic conditions. In addition, any forward-looking statement speaks only as of the date on which such statement is made and we do not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

         OUR ABILITY TO OBTAIN EXTENSIONS, AMENDMENTS AND WAIVERS UNDER OUR DEBT AGREEMENTS AND AVAILABILITY OF ADDITIONAL SOURCES OF FINANCING AND CAPITAL. The Company is currently in compliance with all its financial ratios required to be maintained under the amended debt agreements, which includes its net worth covenant and its operating income before depreciation and amortization financial covenant. Effective January 31, 2004, we amended our Revolving Credit Facility and Senior Notes to extend the maturity date under the Credit Facility and defer certain principal payments under the Senior Notes. As amended, both the Revolving Credit Facility and the Senior Notes require that the Company meet certain milestones related to its efforts to refinance this debt. As amended, the Revolving Credit Facility expires on March 31, 2004, and unless the proposed recapitalization and refinancing transactions are consummated before that date, it will be necessary for us to amend this Revolving Credit Facility to extend the expiration date or else our Revolving Credit Facility, lender may pursue its remedies against us for payments of amounts outstanding under the Revolving Credit Facility. In addition, the Senior Notes, as amended, require a principal payment of $10.6 million by March 31, 2004 and monthly principal payments of $0.4 million commencing on April 15, 2004. Unless the proposed recapitalization and refinancing transactions are consummated before that date, we cannot assure that we will be able to make these payments when due, which will require us to further amend the Senior

Notes or else result in our being in default under the Senior Notes and, in that event, the Senior Notes lender may pursue its remedies against us for such a default, including acceleration of principal.

         THE PROPOSED TRANSACTION. On December 15, 2003, the Company entered into the Purchase Agreement with Purchaser, providing for a $13.0 million private equity investment as part of a plan of recapitalization and refinancing of the Company. Under the terms of the Purchase Agreement, the Company has agreed to issue and sell to Purchaser, subject to the satisfaction of certain conditions further described below, (i) 13,000 shares of the Company's Series B Preferred Stock, with an initial liquidation preference of $1,000 per share, and
(ii) the Purchaser Warrant to purchase up to a number of shares of the Company's Common Stock, equal to 40% of the Company's fully diluted Common Stock at an exercise price of $0.001 per share.

         Simultaneous with the execution of the Purchase Agreement and also as part of the recapitalization and refinancing plan, the Company entered into (i) a commitment letter with CapitalSource, pursuant to which CapitalSource has agreed to provide to the Company, subject to the satisfaction of certain conditions, a $40.0 million senior secured credit facility, consisting of a revolving credit line, a term loan with a five-year maturity and a letter of credit sub-facility, and (ii) a commitment letter with American Capital, pursuant to which American Capital has agreed to provide to the Company, subject to the satisfaction of certain conditions, $14.0 million of senior secured subordinated debt. In addition, American Capital will receive a warrant to purchase up to a number of shares of Common Stock equal to 13.0% of the Company's fully diluted Common Stock at an exercise price of $0.001 per share, not to exceed $100 in the aggregate, and the right to appoint one director to the Board of Directors.

         The proceeds of the financings will be used to satisfy the outstanding indebtedness owed under the Revolving Credit Facility and Senior Notes. See "Note 12 - Revolving Credit Facility and Senior Notes." The Lenders under both the Revolving Credit Facility and Senior Notes have consented to the Company's execution of the Purchase Agreement.

         Should the Company fail to obtain shareholder approval of the recapitalization and refinancing transactions, the Company will not be able to consummate the foregoing transactions. In such event, the Revolving Credit Facility will become immediately due and payable, together with a significant portion of the principal of the Senior Notes. As of the date of this report, the Company has no foreseeable means to satisfy these obligations under the foregoing circumstances. Accordingly, if the recapitalization and refinancing transactions are not consummated, the Company may be forced to seek protection under Chapter 11 of the Bankruptcy Code.

         THE EFFECTIVENESS OF OUR BUSINESS RESTRUCTURING PLAN. In July 2002, our Board of Directors approved a formal business restructuring plan. The multi-year plan includes a series of initiatives to improve operating income and reduce debt. We intend to sell non-core business units and use the proceeds to reduce debt. While we expect that operating income improvements combined with debt reduction will result from the business restructuring plan in the long term, it is uncertain at this time to what extent such operating income improvements and debt reduction will be achieved as a result of the business restructuring plan and the terms and/or timing thereof. We cannot assure that the business restructuring plan will be successful in enhancing our ability to pursue financing alternatives acceptable to us. During fiscal 2004 our Asia Pacific Operations was sold and in fiscal 2003, we sold four non-strategic business units. The fiscal 2003 dispositions included Rohrback Cosasco Systems, Bass-Trigon Software and two smaller international offices. The proceeds from these dispositions were used to pay down debt. For further information about our discontinued operations see Note 2, Assets and Liabilities

Held for Sale, Notes to Consolidated Financial Statements included in Item 8 of our Form 10-K.

         OUR REPUTATION AND FINANCIAL CONDITION COULD BE AFFECTED BY THE SECURITIES LITIGATION AND RELATED INVESTIGATIONS AND/OR A RESTATEMENT OF FINANCIAL STATEMENTS. On March 20, 2002, we first announced that we had become aware of accounting irregularities caused by apparent internal misconduct in our Australian subsidiary and that, to the extent that the accounting irregularities materially affect previously filed financial statements, we restated our audited financial statements for our fiscal year which ended March 31, 2001 as well as unaudited financial information for the first nine months through December 31, 2001 of our fiscal year ended March 31, 2002, as previously released. In addition, we recorded a charge to earnings for our loss on investment related to the subsidiary. This charge was taken in the Company's fiscal fourth quarter ended March 31, 2002. Subsequent to this announcement, a purported class action lawsuit was filed against us and certain of our current and former directors and officers, asserting claims under the federal securities laws, which was dismissed with prejudice in May 2003. In June 2003, the plaintiffs filed a notice of appeal from the order of dismissal. In addition to significant expenditures we may have to make to defend ourselves in these matters and the related significant financial penalties that might be imposed on us if the plaintiffs prevail, the publicity surrounding the litigation and could affect our reputation with our customers and suppliers and have a material impact on our financial condition and results of operations.

         In connection with its investigation of the Australian accounting irregularities, on January 20, 2004, the SEC filed an injunctive action in the United States District Court for the Northern District of Ohio Eastern Division against the Company for violation of the Securities Exchange Act of 1934, by filing financial statements that contained false financial data, and failing to devise and maintain an adequate system of internal accounting controls.

         Simultaneously with the filing of the complaint, the Company has consented to the entry of a final judgment that permanently enjoins it from further violations of the provisions of the federal securities laws. The Company has also agreed to the imposition of certain undertakings during its fiscal years ending March 2004, 2005 and 2006, designed to ensure its compliance with the federal securities laws.

         In determining to accept the Company's settlement offer, in which the Company neither admitted or denied the allegations of the complaint (other than as to personal and subject matter jurisdiction), the SEC considered that the Company undertook remedial actions and substantial cooperation with the SEC staff. On January 27, 2004, the Company's offer of settlement was approved by the court and final judgment was entered.

         In addition to significant expenditures we may have to make to comply with our SEC settlement agreement, the publicity surrounding our settlement of the SEC inquiry into these matters could affect our reputation with our customers and suppliers and have an impact on our financial condition and results of operations.

OUR COMPLIANCE WITH THE LISTING STANDARDS AND REPORTING REQUIREMENTS OF THE STOCK EXCHANGE ON WHICH OUR COMMON SHARES TRADE. We are required by the American Stock Exchange (the "Amex"), on which our common shares are listed for trading, to maintain certain listing standards and reporting requirements in order for our common shares to continue trading and remain listed on the Amex. In September 2003, we received a notice from the Amex confirming that as of June 30, 2003 we did not have a sufficient amount of shareholders' equity to meet its guidelines for continued listing. The Company was afforded the opportunity to submit a plan to achieve continued listing compliance and in

October 2003 presented its plan to the Amex. On December 4, 2003, the Amex notified the Company that it accepted the Company's plan of compliance and granted the Company an extension of time to regain compliance with the continued listing standards. The Company will be subject to periodic review by the Amex staff during the extension period. The Company has until March 2005 to regain compliance with the Amex continued listing standards, subject to the Company's continued progress, as determined by the Amex, in implementing its proposed compliance plan. The Company's plan, as accepted by the Amex, is not dependent upon the completion of the proposed transactions.

         Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the Amex. In such case, we would pursue an alternative trading venue for the Company's securities, although not being listed on the Amex may make it more difficult for us to raise funds through the sale of our securities. In addition, the failure to maintain the Amex listing may make it more difficult for an investor to dispose of, or to obtain accurate quotations with respect to, our common shares and may negatively impact the market price. There can be no assurances that our shares will not be delisted or that trading will not be suspended again and if so, that trading would be permitted to resume.

         ADVERSE DEVELOPMENTS IN PENDING LITIGATION OR REGULATORY MATTERS. From time to time, we are involved in litigation and regulatory proceedings, including those disclosed in "Legal Proceedings" of our annual report on Form 10-K and in our other periodic reports filed with the SEC. There are always significant uncertainties involved in litigation and regulatory proceedings and we cannot guarantee the result of any action. Regulatory compliance is often complex and subject to variation and unexpected changes, including changing interpretations and enforcement agendas affecting the regulatory community. We may need to expend significant financial resources in connection with legal and regulatory procedures and our management may be required to divert attention from other portions of our business. If, as a result of any proceeding, a judgment is rendered, decree is entered or administrative action is taken against us or our customers, it may materially and adversely affect our business, financial condition and results of operations.

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

         THE IMPACT OF CHANGING GLOBAL, POLITICAL AND ECONOMIC CONDITIONS. Changing political and economic conditions regionally or worldwide can adversely impact our business. Deteriorating political and general economic conditions may result in customers delaying or canceling contracts and orders for our products and services, difficulties and inefficiencies in the performance of our services including work stoppages, and difficulties in collecting payment from our customers. As a result, such conditions can negatively impact our results of operations and our cash flows. Moreover, we have operations in the Middle East region with revenues totaling $8.5 million for the first nine months of fiscal 2004 and net assets of approximately $1.2 million at December 31, 2003. These operations can be negatively impacted by changing economic and political conditions. All of our international operations except Canada and our European Operations are a part of the Company's net assets held for sale.

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

C.       CRITICAL ACCOUNTING POLICIES

         The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. As such, some accounting policies have a significant impact on amounts reported in these financial statements. A summary of those significant accounting policies can be found in the Company's fiscal 2003 Annual Report on Form 10-K, filed on June 30, 2003, in the Note 1 - Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements, and under the caption "Significant Accounting Policies" within Management's Discussion and Analysis of Financial Condition and Results of Operations. In particular, judgment is used in areas such as revenue recognition for construction and engineering contracts, determining the allowance for uncollectible accounts, asset impairment and deferred tax assets.

D.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of various interest entities as defined in the Interpretation. The provisions of FIN 46 are effective on February 1, 2003 for all variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003 the provisions of this statement are effective for periods ending after December 31, 2003. The Company does not expect the adoption of this Interpretation to have a material impact on its results of operations or financial position.

         In December 2003, the FASB revised SFAS No. 132 "Employers' Disclosures about Pensions and Other Post Retirement Benefits." This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and the periodic benefit cost of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is effective for the fiscal years ended after December 14, 2003 and interim periods beginning after December 15, 2003. The adoption of this revision is not expected to have a material impact on our results of operation, financial position or disclosures.

         In December 2003, the SEC issued SAB No. 104, "Revenue Recognition", which supercedes SAB 101, "Revenue Recognition in Financial Statements." This SAB revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations. The principal revisions relate to the rescission of interpretive material no longer necessary because of developments outside of the SEC within accounting principles generally accepted in the United States of America, and the incorporation of certain sections of the SEC's document entitled "Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers" into Topic 13. The adoption of SAB No. 104 did not have a material effect on the Company's consolidated financial statements or its existing revenue recognition policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES

         In the normal course of business, our operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing our business.

INTEREST RATE RISK

         Our primary interest rate risk exposure results from our variable interest rate Revolving Credit Facility, Senior Notes and various smaller lines of credit that we maintain with foreign banks. If interest rates were to increase 200 basis points (2%) from the rates at December 31, 2003 rates, and assuming no changes in debt from the December 31, 2003 levels, the additional annual expense would be approximately $1.0 million on a pre-tax basis.

FOREIGN OPERATIONS AND FOREIGN CURRENCY EXCHANGE RISK

         Our foreign subsidiaries generally conduct business in local currencies, creating foreign exchange risk. During the first nine months of fiscal 2004, the Company recorded a favorable foreign currency translation adjustment of $1.6 million related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the United States Dollar in relation to the Canadian Dollar and the British Pound. We do not enter into derivatives to hedge foreign currency exchange risk. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

ITEM 4. CONTROLS AND PROCEDURES

(b) Evaluation of Disclosure Controls and Procedures.

         The Company's Chief Executive Officer and Chief Financial Officer (the "Senior Officers"), with the participation of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Senior Officers have concluded that, as of December 31, 2003, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no changes in internal controls that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company's internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On July 25, 2002, a summons and complaint was issued from the Circuit Court for the County of Ingham, Michigan. The action was commenced by Blogett Oil Company, Inc. and other owners and operators of underground storage tanks systems on behalf of themselves and others similarly situated. The complaint relates to Michigan Department of Environmental Quality ("MDEQ") regulatory proceeding previously described in Company reports filed with the SEC. The complaint named both the Company and MDEQ. In the complaint, the plaintiffs sought an unspecified amount of damages in excess of $25,000 from Corrpro. The plaintiffs also seek injunctive relief prohibiting the MDEQ from declaring that underground storage tanks upgraded by the Company do not meet the current requirement for corrosion protection set forth by law. In October 2003, the Company and a steering committee representing the class of plaintiffs reached an agreement, subject to court approval, pursuant to which the class of plaintiffs would agree to settle all outstanding matters between the class and the Company and to dismiss the case as to the Company with prejudice. On October 29, 2003, the Circuit Court for the County of Ingham, Michigan approved the settlement and dismissed with prejudice the litigation as to the Company. The settlement amount itself was funded pursuant to applicable policies of insurance maintained by the Company.

         During fiscal 2001, the Company discovered that a former employee used an incorrect assessment standard in connection with the evaluation of whether certain underground storage tanks located at as many as 67 sites were eligible for upgrade using cathodic protection. Such evaluations were done using one of the approved assessment methodologies. The tanks at these sites, which are located in five states, were subsequently upgraded using cathodic protection, which arrests corrosion. These tanks are also subject to ongoing leak detection requirements. Based on the Company's review of available information and governmental records, the Company believes that there have not been any releases from the affected tanks as a result of the actions of the former employee. The Company has contacted, and in October and November 2000 met with, officials from the Environmental Protection Agency ("EPA") and officials from the corresponding environmental protection agencies of the five states involved to discuss this matter. It is the Company's understanding that none of the states nor the EPA intend to take any enforcement action as a result of the use of the inaccurate standard by the former employee. The Company is currently working with the states and the EPA to develop and implement field investigation procedures to assess the current status of the affected sites. The Company has completed field investigation procedures in one of the states in which affected sites are located. The Company has been informed by one of the other states that, based on continuing monitoring and leak detection procedures already required to be performed by site owners and operators, no additional field work procedures will be required. The Company has commenced agreed upon fieldwork procedures in a third state. There are no currently outstanding claims or demands that have been asserted by any of the affected owners and operators. Based on currently available information, including the Company's experience in the fieldwork conducted to date, the Company does not believe that it is reasonably possible that the cost of field investigation procedures for this matter will have a material effect on the future operations, financial position or cash flows of the Company.

The Company has been involved in a class action lawsuit and was the subject of an SEC enforcement proceeding arising out of accounting irregularities involving internal misconduct in its Australian subsidiary. These proceedings are described in more detail below.

         At least as early as October 2000, the then managing director and the financial controller of Corrpro Australia Ptd., Ltd., a subsidiary of the Company, were involved in knowingly misstating the financial results reported by the Australian subsidiary to corporate management of the Company to improve the reported results of the Australian business. Such individuals are no longer employed by the Company or its subsidiaries and are defendants in a complaint for permanent injunction and other equitable relief filed by the SEC in the United States District Court for the Northern District of Ohio. The former Australian employees are also subject to an investigation and other proceedings commenced through the Australian Securities and Investments Commission.

         The irregularities included erroneous journal entries to the Australian subsidiary's general ledger that increased profit and net assets. Among other things, the former Australian employees falsified invoices and credit notes and made erroneous entries to subledgers including accounts payable, accounts receivable, cost of goods sold and inventory. The former Australian employees further recorded fictitious invoices in the former Australian subsidiary's computerized accounting records, falsified credit notes from suppliers, and created two different versions of the accounts receivable subledger. The former Australian employees took steps to fabricate documents to be reviewed by the Company's independent auditors.

         Company management discovered the accounting irregularities at the Australian subsidiary in early calendar 2002 and upon discovery immediately began an internal investigation, conducted under the direction of the Audit Committee of its Board of Directors. The Australian Securities and Investments Commission has commenced an independent investigation of the accounting irregularities. Corrpro voluntarily disclosed this matter to the SEC, which commenced a formal investigation. Corrpro has cooperated with both commissions.

         As a result of its discovery of the irregularities, the Company, by means of its Form 10-K/A for the fiscal year ended March 31, 2002 filed with the SEC on August 9, 2002, restated its previously issued audited financial statements for the fiscal year ended March 31, 2001. The effect of the Company's revisions was to increase the Company's loss and basic and diluted loss per share, respectively, from $4.7 million and $0.61 to $8.3 million and $1.07 for the fiscal year ended March 31, 2001. Consolidated stockholders' equity as of March 31, 2001 decreased by approximately $3.8 million from amounts previously reported. Unaudited quarterly financial information for the first three quarters of the fiscal year ended March 31, 2002 and all four quarters of its fiscal year ended March 31, 2001, were also restated by means of such filing. Information concerning the restated amounts applicable to each of the foregoing quarters is contained in Note 12, Restated Quarterly Financial Information (Unaudited), Notes to Consolidated Financial Statements included in Item 8 of the Company's Form 10-K/A for the fiscal year ended March 31, 2002 filed with the SEC on August 9, 2002.

         Class Action Lawsuit. The Company is a defendant in a purported class action suit filed on June 24, 2002, in the United States District Court, Northern District of Ohio, Eastern Division. The complaint also names certain former and current officers and directors of the Company as defendants. The lawsuit arises out of the accounting irregularities discovered in the Company's Australian subsidiary. The complaint was purportedly filed on behalf of all persons who purchased Corrpro Common Shares during the period April 1, 2000 through March 20, 2002 and alleges violations of anti-fraud provisions of the federal securities laws resulting in artificially inflated prices of the Company's Common Shares during the class period. The complaint seeks unspecified compensatory damages, fees and expenses on behalf of the putative class.

         On or about May 27, 2003, the District Court granted, with prejudice, the defendants' motions to dismiss the amended and consolidated class action complaint. On June 24, 2003, the plaintiffs filed a notice of appeal to the United States Circuit Court of Appeals for the 6th Circuit from the order of dismissal. The Company is unable at this time to make a determination as to whether a material adverse outcome is reasonably possible and whether an adverse outcome would have a materially adverse affect on its operations or financial condition.

         SEC Enforcement Proceeding. In connection with its investigation of the Australian accounting irregularities, on January 20, 2004, the SEC filed an injunctive action in the United States District Court for the Northern District of Ohio Eastern Division against the Company. The complaint alleges that the Company had inadequate internal controls during its fiscal year 2001 and the first three quarters of 2002. The complaint alleges that the Company engaged in reporting, record keeping and internal control violations. The complaint further alleges that the Company discovered the fraud through its own investigation, but that the Company failed to discover the falsification of the Company's Australia statements until February 2002 due to inadequate internal controls. Finally, the complaint alleges that following its discovery of the fraud in its Australian subsidiary, the Company undertook remedial measures to strengthen its financial reporting policies and internal control structure.

         The complaint alleges that, as a result of the foregoing, the Company violated Section 13(a) of the Securities Exchange Act of 1934 (Exchange Act) and Rules 12b-20, 13a-1 and 13a-13 thereunder, by filing financial statements that contained false financial data. The complaint also alleges that the Company violated Section 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, by failing to devise and maintain an adequate system of internal accounting controls.

         Simultaneously with the filing of the complaint, the Company consented to the entry of a final judgment that permanently enjoins it from further violations of the provisions of the federal securities laws described above. The Company also agreed to the imposition of certain undertakings during its fiscal years ending March 2004, 2005 and 2006, designed to ensure its compliance with the federal securities laws.

         In determining to accept the Company's settlement offer, in which the Company neither admitted or denied the allegations of the complaint (other than as to personal and subject matter jurisdiction), the SEC considered that the Company undertook remedial actions and substantial cooperation with the SEC staff. On January 27, 2004, the Company's offer of settlement was approved by the court and final judgment was entered.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. For identification of the exhibits attached hereto, see the Exhibit Index following the signature page of this Form 10-Q.

B.       Reports on Form 8-K

         1. On November 4, 2003, the Registrant filed a Report on Form 8-K, reporting under Items 9 thereof the announcement that it had entered into a non-binding letter of intent with an undisclosed investment firm.

         2. On November 21, 2003, the Registrant filed a Report on Form 8-K, reporting under Items 7 and 12 thereof of the announcement of the operating and financial results for the fiscal quarter ended September 30, 2003 and the entering into of extension and forbearance agreements extending the maturities of its senior debt obligations through January 31, 2004.

         3. On December 22, 2003, the Registrant filed a Report on Form 8-K, reporting under Items 5 and 7 thereof that it had entered into a definitive Securities Purchase Agreement with an affiliate of Wingate Partners III, L.P., dated as of December 15, 2003, providing for the recapitalization and refinancing of the registrant, subject to the fulfillment of closing conditions, including approval of the shareholders of the registrant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CORRPRO COMPANIES, INC.

                                                     (Registrant)

Date: February 20, 2004                            /s/ Joseph W. Rog
                                         ------------------------------------
                                                     Joseph W. Rog
                                           Chairman of the Board, President
                                              and Chief Executive Officer

                                                  /s/ Robert M. Mayer
                                         ------------------------------------
                                                    Robert M. Mayer
                                             Senior Vice President, Chief
                                                   Financial Officer

                                  EXHIBIT INDEX

Exhibit
  No.      Exhibit
  ---      -------
31.1       Rule 13a-14(a) Certification Chief Executive Officer

31.2       Rule 13a-14(a) Certification Chief Financial Officer

32.1       Section 1350 Certification Chief Executive Officer

32.2       Section 1350 Certification Chief Financial Officer