Form 10-K
period 2004-03-31
CORRPRO COMPANIES INC /OH/
filed 2004-06-29
CIK 907072

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004
                                       or
   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO _______

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

                YES [ ]                       NO [X]

      The aggregate market value of Common Shares held by nonaffiliates of the Registrant was approximately $15,160,097 at September 30, 2003. For purposes of this calculation, the Registrant deems the Common Shares held by its Directors, executive officers and holders of 10% or more of its Common Shares to be Common Shares held by affiliates.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                    8,447,942
                                    ---------
           (Number of Common Shares outstanding as of June 25, 2004.)

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

                             CORRPRO COMPANIES, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                          PAGE
                                                                                                                          ----
                                                           PART I

Item 1:       Business..................................................................................................    3
Item 2:       Properties................................................................................................   17
Item 3:       Legal Proceedings.........................................................................................   18
Item 4:       Submission of Matters to a Vote of Security Holders.......................................................   21
Item 4A:      Executive Officers of the Registrant......................................................................   23

                                                           PART II

Item 5:       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
              Equity Securities ........................................................................................   25
Item 6:       Selected Financial Data...................................................................................   30
Item 7:       Management's Discussion and Analysis of Financial Condition and Results of Operations.....................   31
Item 7A:      Quantitative and Qualitative Disclosures about Market Risk................................................   41
Item 8:       Consolidated Financial Statements and Supplementary Data..................................................   42
Item 9:       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................   71
Item 9A:      Controls and Procedures...................................................................................   71

                                                          PART III

Item 10:      Directors and Executive Officers of the Registrant........................................................   73
Item 11:      Executive Compensation....................................................................................   73
Item 12:      Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters..........   73
Item 13:      Certain Relationships and Related Transactions............................................................   73
Item 14:      Principal Accountant Fees and Services....................................................................   73

                                                           PART IV

Item 15:      Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K..............................   74
              Signatures................................................................................................   82

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Corrpro Companies, Inc. was founded in 1984 and is organized under the laws of the State of Ohio. As used in this report, the terms "we," "us," "our," "Corrpro" and the "Company" mean Corrpro Companies, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

RECENT EVENTS

      On March 30, 2004, we completed a refinancing and recapitalization, pursuant to which CorrPro Investments, LLC ("CPI"), an affiliate of Wingate Partners III, L.P. ("Wingate Partners"), purchased 13,000 shares of our Series B Cumulative Redeemable Voting Preferred Stock, no par value ("Series B Preferred Stock"), and warrants to acquire approximately 12.1 million of our common shares at a nominal exercise price for aggregate consideration of $13.0 million. We also entered into a new $40.0 million senior secured credit facility with CapitalSource Finance LLC ("CapitalSource"). The facility consists of a revolving credit line, a term loan with a five-year maturity and a letter of credit sub-facility. In addition, we issued $14.0 million in senior secured subordinated notes to American Capital Strategies, Ltd. ("American Capital") as well as warrants to acquire approximately 3.9 million of our common shares at a nominal exercise price. As part of the refinancing and recapitalization, we repaid and terminated our prior revolving credit facility due March 31, 2004 and our outstanding senior notes due January 15, 2008.

      In connection with the refinancing and recapitalization, we increased the size of our Board of Directors from seven to nine. Messrs. Jay I. Applebaum, James A. Johnson, and Jason H. Reed, executives affiliated with Wingate Partners, were appointed to the Board, with Mr. Johnson serving as Chairman of the Board. Messrs. C. Richard Lynham, Harry W. Millis, Neal R. Restivo, Joseph
W. Rog, and Dr. Warren F. Rogers continue to serve on the Board. American Capital has the right to designate a director to serve on the Board of Directors. In May 2004, Joseph P. Lahey was named Chief Executive Officer and President of Corrpro and was elected to serve on Corrpro's Board of Directors.

PRODUCTS AND SERVICES

      We provide corrosion control related services, systems, equipment and materials to the infrastructure, environmental and energy markets. Our products and services include:

      - corrosion control engineering services, systems and equipment ("corrosion control");

      -     coatings services ("coatings"); and

      -     pipeline integrity and risk assessment services.

      CORROSION CONTROL. Our specialty in the corrosion control market is cathodic protection. We offer a comprehensive range of services in this area, which includes the design, manufacture, installation, maintenance and monitoring of cathodic protection systems. Cathodic protection is an electrochemical process that prevents corrosion for new structures and stops the corrosion process for existing structures. It can provide a cost-effective alternative to the replacement of corroding structures. In order to understand how cathodic protection works, it is helpful to first understand the corrosion process. Steel, the most common metal protected by cathodic protection, is produced from iron ore. To produce steel, iron ore is subjected to a refining process that adds energy. Once steel is put back into the environment, it begins to revert back to its original state (i.e., iron ore) by releasing the added energy back into the surrounding environment. This process of dispersing energy is called corrosion. Cathodic protection electrodes, called anodes, are placed near, and connected to, the structure to be protected (i.e., the cathode). Anodes are typically made from cast iron, graphite, aluminum, zinc or magnesium. A cathodic protection system works by passing an electrical current from the anode to the cathode. This process maintains the energy level on the cathode, thus stopping it from corroding. Instead, the anode corrodes, sacrificing itself to maintain the integrity of the structure. In order for the electrical current to pass from the anode to the cathode, they both must be in a common environment. Therefore, cathodic protection can only be used to protect structures that are buried in soil, submerged in water or encased in concrete. Structures commonly protected against corrosion by the cathodic protection process include oil and gas pipelines, offshore platforms, above and underground storage tanks, ships, electric power plants, bridges, parking garages, transit systems and water and wastewater treatment equipment.

      In addition to cathodic protection, our corrosion control services include corrosion engineering, material selection, inspection services, advanced corrosion research and testing. We also sell a variety of materials and equipment used in cathodic protection and corrosion monitoring systems, including anodes, rectifiers and corrosion monitoring probes. Corrosion control revenues as a percentage of our total revenues were approximately 81% for fiscal year 2004, 82% for fiscal year 2003 and 68% for fiscal year 2002.

      COATINGS. We offer a wide variety of coatings-related services designed to provide our customers with longer coatings life, reduced corrosion, improved aesthetics and lower life-cycle costs for their coated structures. Coatings services include research, testing, evaluation and application of coatings. In addition, we provide project management services for coatings maintenance programs, including condition surveys, failure analysis, selection of site surface preparation methods and selection and application of coatings. We also provide specialized coatings application services for structures with aggressive corrosion conditions such as the inside and outside of storage tanks and pipelines. Coatings revenues as a percentage of our total revenues were approximately 15% for fiscal year 2004, 14% for fiscal year 2003 and 28% for fiscal year 2002.

      PIPELINE INTEGRITY AND RISK ASSESSMENT SERVICES. We offer a comprehensive line of pipeline integrity, risk assessment and inspection services, including assessment, surveys, inspection, analysis, repairs and ongoing maintenance. By offering a wide range of services, we are able to provide pipeline owners with one-stop shopping for the preservation of their pipeline systems. Pipeline integrity and risk assessment services represented approximately 4% of our revenues in each of fiscal years 2004, 2003 and 2002.

DISPOSITIONS

      In July 2002, our Board of Directors approved a formal business restructuring plan. The multi-year plan included a series of initiatives to improve operating income and reduce debt by selling non-core business units. We engaged outside professionals to assist in the disposition of our domestic and international non-core business units. Prior to the quarter ended September 30, 2002, our non-core domestic and international units were reported as the Other Operations and International Operations reporting segments. Effective as of the quarter ended September 30, 2002, the Other Operations and the International Operations reporting segments were eliminated and the non-core domestic and international units were reported as discontinued operations. Prior-year financial statements were reclassified to reflect these non-core units as discontinued operations, which were also referred to as "assets and liabilities held for sale."

      In the second quarter of fiscal 2004, our Board of Directors removed our European Operations from discontinued operations. The Board concluded that our value would be enhanced by maintaining our European presence rather than by selling the European Operations at this time, based in part on the strength of the local management team, the similar characteristics of the served markets, and the favorable prospects for this business. Therefore, effective in the second quarter of fiscal 2004, we reported quarterly and annual results of our European Operations in our continuing operations, and prior-year financial statements have been reclassified to reflect our European Operations as continuing operations.

      During fiscal 2004, we substantially completed the sales of our Middle East subsidiaries, and we recorded impairment charges relating to our Middle East Operations of $3.5 million. During the first quarter of fiscal 2004, we sold our Asia Pacific Operations for a net loss of $46,000 after taking into account an impairment charge on net assets that was recorded during the fourth quarter of fiscal 2003 totaling $1.6 million. During fiscal 2003, we disposed of four non-strategic business units. First, in March 2003, we sold our Bass-Trigon Software business unit for $3.2 million and recognized a gain of $0.2 million. Also, in March 2003, we sold our Rohrback Cosasco Systems subsidiary and recorded a note receivable for $6.2 million, which we collected during fiscal 2004 and recognized a gain of $1.8 million. We also disposed of two smaller international offices resulting in a net gain of $0.1 million during fiscal 2003. The net proceeds from these dispositions were used to reduce our then outstanding debt. For further information about our discontinued operations see Note 2, Assets and Liabilities Held for Sale, Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

SEGMENTS

      We have organized our operations into three business segments by geographic region: Domestic Core Operations, Canadian Operations and European Operations. Our former non-core domestic, Middle East and Asia Pacific operations are reported as discontinued operations. Our business segments and a description of the products and services they provide are described below:

      DOMESTIC CORE OPERATIONS. Our Domestic Core Operations segment provides products and services, which include corrosion control, coatings and pipeline integrity and risk assessment. We provide these products and services to a wide-range of customers in the United States in a number of industries, including energy, utilities, water and wastewater treatment, chemical and petrochemical, pipelines, defense and municipalities. In addition, this segment provides coatings services to customers in the entertainment, aerospace, transportation, petrochemical and electric power industries, as well as the United States military. Finally, the Domestic Core Operations segment includes a production facility in the United States that assembles and distributes cathodic protection products, such as anodes, primarily to the United States market. Revenues relating to this segment totaled $92.9 million (or 72% of consolidated revenues) for fiscal year 2004, $85.0 million (or 72% of consolidated revenues) for fiscal year 2003 and $101.8 million (or 76% of consolidated revenues) for fiscal 2002.

      CANADIAN OPERATIONS. Our Canadian Operations segment provides corrosion control, pipeline integrity and risk assessment services to customers in Canada that are primarily in the oil and gas industry. These customers include pipeline operators and petrochemical plants and refineries. The Canadian Operations segment has a production facility that assembles products such as anodes and rectifiers. Revenues relating to this segment totaled $24.1 million (or 18% of consolidated revenues) for fiscal year 2004, $19.3 million (or 17% of consolidated revenues) for fiscal year 2003 and $21.3 million (or 16% of consolidated revenues) for fiscal year 2002.

      EUROPEAN OPERATIONS. Our European Operations segment provides corrosion control products and services to customers in the petroleum, utility, industrial, marine and offshore markets, as well as to governmental entities in connection with their infrastructure assets. Revenues relating to this segment totaled $13.1 million (or 10% of consolidated revenues) for fiscal year 2004, $13.4 million (or 11% of consolidated revenues) for fiscal year 2003 and $11.7 million (or 8% of consolidated revenues) for fiscal year 2002.

      Further information about our business segments is included in Note 10, Business Segments, Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

SALES AND MARKETING

      We market our products and services in the United States, Canada and Europe primarily through our sales personnel. The technical nature of our products and services requires a highly trained, professional sales force, and, as a result, many of our sales personnel have engineering or technical expertise and experience. Due to the problem solving experience of our engineering staff, potential and existing customers regularly seek out advice from our technical personnel, which can result in business opportunities on an ongoing basis.

SOURCES AND AVAILABILITY OF RAW MATERIALS

      With regard to our corrosion control services, we assemble components of cathodic protection systems, which include aluminum, zinc, magnesium and other metallic anodes. With regard to our coatings-related services, we manufacture, develop and apply coatings. We do not believe that we are dependent upon any single outside vendor as a source of supply and we believe that sufficient alternative sources of supply for the same, similar or alternative products are available. The prices paid for our raw materials may be affected by, among other things, energy, petroleum, steel and other commodity prices, tariffs and duties on imported materials, and foreign currency and exchange rates. We may experience higher energy, petroleum and steel prices in fiscal year 2005 than we experienced in fiscal year 2004, based on increasing prices for such commodities.

INTELLECTUAL PROPERTY

      Through internal development programs and strategic acquisitions, we have assembled an extensive array of technologies protected by a significant number of trade and service marks, patents, trade secrets and other proprietary rights. As of March 31, 2004, we were the licensee of certain patents and held a significant number of patents and pending patent applications. Expiration dates of such patents range from 2004 to 2021. In addition, we maintain a significant number of trade and service marks and trade secrets. Although we believe that our intellectual property has value, we consider the quality and timely delivery of our products, the service we provide to our customers and the technical knowledge and skills of our personnel to be more important in our ability to compete. While our intellectual property rights may be of importance to individual components of our operations, our business as a whole is not materially dependent on any single intellectual property right or such intellectual property rights as a group.

RESEARCH AND DEVELOPMENT

      Our engineering and product development activities are primarily directed toward designing new products and services to meet the specific requirements of our customers. Product development costs were minimal in fiscal 2004, 2003 and 2002. While we stress the importance of our research and development programs, the expense and market uncertainties associated with the development and successful introduction of new products are such that there can be no assurance that we will realize future revenues from new products.

SEASONAL TRENDS

      Each of our segments is subject to seasonal fluctuations that may affect our operating performance. A large portion of our service activity is performed in the field. Therefore, adverse climatic conditions, such as cold weather, snow, heavy or sustained rainfall, hurricanes and typhoons, may reduce the level of our service activity or result in work stoppages. Since a large portion of our business can be adversely impacted by inclement weather, we usually experience a reduction in sales during our fourth fiscal quarter reflecting the effect of the winter season in our principal markets in North America and Europe. For these reasons, our revenues during the fourth quarter of our fiscal year typically have been lower than revenues during each of the other three fiscal quarters.

FOREIGN OPERATIONS

      The Company's foreign operations are subject to the usual risks of operating in foreign jurisdictions. They include, but are not limited to, exchange controls, currency restrictions and fluctuations, changes in local economics and changes in political conditions.

CUSTOMERS

      We sell our products and services to a broad range of customers. During the fiscal year ended March 31, 2004, no one customer accounted for more than 10% of our sales. We do not believe that the loss of any one customer would have a material adverse effect on our business.

      We sell products and services to the U.S. government and agencies and municipalities thereof, including the U.S. Navy. Sales to these customers as a percentage of our net sales were approximately 9% for fiscal year 2004, 8% for fiscal year 2003 and 10% for fiscal year 2002. Our contracts with the U.S. government contain standard provisions permitting the government to terminate these contracts without cause. In the event of termination, we are entitled to receive reimbursement on the basis of the work completed (cost plus a reasonable profit). These contracts are also subject to renegotiation of profits. In addition, many of our contracts with the U.S. government are subject to certain completion schedule requirements that include liquidated damages in the event schedules are not met as the result of circumstances within our control. Government procurement programs are also subject to budget cutbacks and policy changes that could impact the revenue for, or alter the demand for, our products or services. Accordingly, our future sales to the government are subject to these budgetary and policy changes.

BACKLOG

      Backlog consists of our anticipated revenue from the uncompleted portions of our existing contracts and contracts whose award is reasonably assured. As of March 31, 2004, our backlog of unshipped orders was $52.5 million, compared to $49.6 million as of March 31, 2003. We believe that the backlog figures are firm, subject to the cancellation and modification provisions contained in various contracts. We estimate that a substantial portion of our backlog as of March 31, 2004 will be filled during fiscal 2005. The level of our backlog at any particular time is not necessarily indicative of our future operating performance.

COMPETITIVE CONDITIONS

      Within the corrosion control market, we face competition from a large number of domestic and international companies, most of which we believe are considerably smaller than we are. Although some of our competitors offer a broad range of corrosion control engineering services, systems and products, we do not believe that any of our competitors offer the comprehensive range of products and services that we provide. In the service area, we compete principally on the basis of quality, customer service and technical expertise and capabilities, and to some degree on price, particularly when we are providing construction and installation services. In the product area, we typically compete on the basis of quality, service and price.

GOVERNMENT REGULATIONS

      Other than as disclosed under "Item 3 - Legal Proceedings," we believe that our current operations and our current use of property, plant and equipment conform in all material respects to applicable environmental laws and regulations, and we have not experienced, nor do we anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations impacting our operations. Further information about environmental and foreign regulatory risks is included under this Item in "Factors Influencing Future Results and Accuracy of Forward Looking Information." Circumstances or developments that are not currently known as well as the future cost of compliance with environmental laws and regulations could be substantial and could have a material adverse effect on our results of operations and financial condition.

EMPLOYEES

      As of March 31, 2004, we had 869 employees, 308 of whom were located outside the United States. We believe that our relationship with our employees is good.

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

      OUR COMPLIANCE WITH THE LISTING STANDARDS AND REPORTING REQUIREMENTS OF THE STOCK EXCHANGE ON WHICH OUR COMMON SHARES TRADE. We are required by the American Stock Exchange to maintain certain listing standards and meet certain reporting requirements in order for our common shares to continue trading and to remain listed on the exchange. The exchange notified us in September 2003 that we were not in compliance with the shareholders' equity requirement of its continued listing requirements and that we should submit a plan to regain compliance. In December 2003, the American Stock Exchange accepted the plan that we submitted in accordance with its request. There can be no assurances that we will comply with the plan, the applicable shareholders' equity requirement, or other continued listing requirements. If the exchange determines for any reason, including non-compliance with our plan, that our common shares should be de-listed from the exchange:

      - the market liquidity and price of our common shares would likely be negatively affected;

      - it may be more difficult to dispose of, or to obtain accurate quotations of, our common shares;

      - we may be unable to list our shares for trading on any exchange or quotation on any automated quotation system;

      -     we may be unable to remain a reporting company; and

      - we could face difficulty raising capital necessary for our continued operations.

      ADVERSE DEVELOPMENTS IN PENDING LITIGATION OR REGULATORY MATTERS COULD NEGATIVELY IMPACT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION. From time to time, we are involved in litigation and regulatory proceedings, including those disclosed in "Item 3 - Legal Proceedings" of this Annual Report on Form 10-K and in our other periodic reports filed with the Securities and Exchange Commission. There are always significant uncertainties involved in litigation and regulatory proceedings and we cannot guarantee the result of any particular action. Regulatory compliance is often complex and subject to variation and unexpected changes, including changing interpretations and enforcement agendas affecting the regulatory community. We may need to expend significant financial resources in connection with legal and regulatory procedures and our management may be required to divert attention from other portions of our business. If, as a result of any proceeding, a judgment is rendered, decree is entered or administrative action is taken against us or our customers, it may materially and adversely affect our business, financial condition and results of operations.

      OUR COMPLIANCE WITH THE SEC SETTLEMENT. In addition to significant expenditures we may have to make to comply with the terms of the SEC settlement described in "Item 3 - Legal Proceedings - SEC Enforcement Proceeding," we must comply with the terms of the permanent injunction and the undertakings, which require us to take affirmative actions to ensure compliance with the federal securities laws. Our failure to adequately comply with the provisions of the injunction or any of the undertakings therein may result in additional enforcement action by the SEC, severe penalties against us and our officers and directors, and may have an impact on our business, financial condition and results of operations. Additionally, the publicity surrounding the SEC investigation and subsequent settlement and injunction may adversely affect our reputation with our customers and suppliers and have an adverse impact on our revenues and expenses.

      OUR PRINCIPAL SHAREHOLDER IS A CONTROLLING SHAREHOLDER. As of March 31, 2004, CPI beneficially owned approximately 58.9% of our common shares, assuming the exercise of its warrant to purchase an aggregate of 12,113,744 of our common shares. In addition, CPI has the right to vote 51% of the voting power of Corrpro and to elect a majority of our Board of Directors through its ownership of our Series B Preferred Stock. As a result, CPI has the ability to determine the outcome of all matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, CPI could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring, or preventing a change in control, or impeding a merger or consolidation, takeover, or other business combination that could be favorable to our shareholders. This significant concentration of share ownership and voting power may adversely affect the trading price for our common shares because investors often perceive disadvantages in owning stock in companies with controlling shareholders.

      OUR SHAREHOLDERS ARE EXPOSED TO DILUTION AND OTHER RISKS ASSOCIATED WITH OUR OUTSTANDING WARRANTS AND OPTIONS. As of March 31, 2004, we had outstanding:

      - options to purchase an aggregate of approximately 1,351,611 shares of our common shares that were issued pursuant to our stock option plans; and

      - warrants to purchase an aggregate of approximately 17,278,859 shares of our common shares, which represents approximately 63.8% of our common shares on a fully diluted basis, that were issued in connection with financing arrangements.

      All of these warrants, which have nominal exercise prices, and many of these options have exercise prices below the current market price of our common shares. In addition, we may issue additional stock, warrants and/or options pursuant to stock option plans or to raise capital in the future. Assuming the exercise of all warrants and options, our current outstanding common shares would represent approximately 31.2% of our common shares. The significant number of common shares issuable upon exercise of these warrants and options could have any or all of the following effects:

      - the exercise of these options and warrants may have an adverse effect on the market value of our common shares;

      - the existence of these options and warrants may adversely affect the terms on which we can obtain additional equity financing; and

      - to the extent the exercise prices of these options and warrants are less than the net tangible book value of our common shares at the time these options and warrants are exercised, our shareholders will experience immediate dilution in the net tangible book value of their investment.

      OUR DEBT INSTRUMENTS CONTAIN COVENANTS THAT LIMIT OUR OPERATING AND FINANCIAL FLEXIBILITY. On March 30, 2004, we entered into a new $40.0 million senior secured credit facility and issued $14.0 million of senior secured subordinated notes, which replaced our previous $26.4 million revolving credit facility and $24.4 million of senior notes. Both the new senior secured credit facility and the new senior secured subordinated notes require us to maintain a minimum level of earnings before interest, taxes, and depreciation/amortization, a minimum fixed charge coverage ratio and comply with, among other things, leverage ratios. Our ability to meet these financial ratios and tests under our new credit agreements is affected by our results of operations and by events beyond our control. We may be unable to satisfy these ratios and tests. If we fail to comply with these ratios and tests, and we are unable to obtain a waiver for such failure, no further borrowings would be available under the new senior secured credit facility and our lenders will be entitled to, among other things, accelerate the debt outstanding under the new credit agreements so that it is immediately due and payable and ultimately foreclose on our assets that secure the debt. Any significant inability to draw on the new senior secured credit facility or acceleration of the debt outstanding under the new credit agreements would have a material adverse effect on our financial condition and operations. In addition, our new senior secured credit facility restricts our ability and the ability of certain of our subsidiaries to, among other things:

      -     incur additional debt and make certain investments or acquisitions;

      -     incur or permit to exist certain liens;

      -     sell, lease or transfer assets; and

      -     merge or consolidate with another company.

      OUR LEVEL OF INDEBTEDNESS AND OTHER DEMANDS ON OUR CASH RESOURCES COULD MATERIALLY AFFECT OUR OPERATIONS AND BUSINESS STRATEGY. As of March 31, 2004, we had approximately $34.5 million of total consolidated debt. In addition, we have approximately $4.5 million available under our new senior secured credit facility. Subject to the limits contained in our new credit agreements and our other debt agreements, our total consolidated debt could increase due to this additional borrowing capacity. In addition to the debt service requirements on our outstanding debt, we have other demands on our cash resources, including, among others, capital expenditures and operating expenses. Our level of indebtedness and the significant debt servicing costs associated with that indebtedness could significantly impact on our operations and business strategy. For example, they could:

      - require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the amount of our cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes;

      - limit our flexibility in planning for, or reacting to, changes in the industries in which we compete;

      - place us at a competitive disadvantage compared to our competitors, some of which have lower debt service obligations and greater financial resources than we do;

      -     limit our ability to borrow additional funds;

      - increase our vulnerability to general adverse economic and industry conditions; and

      - result in our failure to satisfy the financial covenants contained in our new credit agreements or in other debt agreements, which, if not cured or waived, could have a material adverse effect on our business, financial condition or results of operations.

      WE MAY BE UNABLE TO GENERATE A SUFFICIENT AMOUNT OF CASH FLOW TO SERVICE OUR DEBT. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow from operations, achieve currently anticipated operating improvements or have access to future borrowings, we may be unable to repay our indebtedness or to fund our other liquidity needs. In addition, we may need to refinance all or a portion of our indebtedness on or before maturity, and we may be unable to refinance any of our indebtedness on commercially reasonable terms or at all.

      THE MANNER IN WHICH WE ARE REQUIRED TO ACCOUNT FOR OUR OUTSTANDING WARRANTS COULD IMPACT OUR RESULTS OF OPERATIONS. Under applicable accounting rules and regulations, we are required to use marked-to-market accounting to value our outstanding warrants. This accounting treatment will result in charges and credits to our results of operations which are based on the market price for our common shares. If the market price for our common shares on the last day of our fiscal quarter is higher than that of the previous quarter, we are required to take a charge against our earnings for that quarter. Conversely, if the market price for our common shares on the last day of our fiscal quarter is lower than that of the previous quarter, we are required to make a credit to our earnings for that quarter. Due to the large percentage of our fully diluted common shares that is issuable upon exercise of our outstanding warrants, the changes to our reported earnings as a result of such accounting treatment could be significant.

      OUR OPERATIONS CAN BE ADVERSELY IMPACTED BY INCLEMENT WEATHER. A large portion of our service activity is performed in the field. Therefore, adverse climatic conditions, such as cold weather, snow, heavy or sustained rainfall, hurricanes and typhoons, may reduce the level of our service activity or result in work stoppages. Working under inclement weather conditions can also reduce our efficiencies, which can have a negative impact on our profitability. As is common in our industry, we typically bear the risk of delays caused by some, but not all, adverse weather conditions. If these adverse climatic conditions present unusual intensity, occur at abnormal periods or last longer than usual in major geographic markets, especially during peak construction periods, we could experience a material adverse effect on our results of operations and profitability.

      OUR BUSINESS IS SEASONAL. Since a large portion of our business can be adversely impacted by inclement weather, we usually experience a reduction in sales during our fourth fiscal quarter reflecting the effect of the winter season in our principal markets in North America and Europe. Accordingly, our results in any one quarter are not necessarily indicative of annual results or continuing trends.

      OUR BUSINESS IS HIGHLY DEPENDENT ON THE LEVEL OF EXPENDITURES BY ENERGY COMPANIES. The products and services we provide to our customers in the energy markets are, to some extent, deferrable in the event that these customers reduce their capital and discretionary maintenance expenditures. The level of spending on these types of expenditures can be influenced by a number of factors beyond our control, including:

      -     current and projected oil, gas and power prices;

      -     the demand for electricity;

      - the abilities of oil, gas and power companies to generate, access and deploy capital;

      -     exploration, production and transportation costs;

      -     the discovery rate of new oil and gas reserves;

      -     the sale and expiration dates of oil and gas leases and concessions;

      - regulatory restraints on the rates that power companies may charge their customers;

      -     local and international political and economic conditions;

      -     worldwide economic activity;

      - economic and political conditions in the Middle East and other oil-producing regions;

      - coordination by the Organization of Petroleum Exporting Countries, or OPEC;

      - the ability or willingness of host country government entities to fund their budgetary commitments; and

      -     technological advances.

      A sustained reduction in capital and discretionary maintenance expenditures by our energy customers has in the past, and may in the future, have a negative impact on our business and will likely result in decreased demand for our services, low margins and lower revenues.

      OUR REVENUES HAVE BEEN DEPENDENT ON GOVERNMENT CONTRACTS IN THE PAST. In previous years, we have derived a significant portion of our revenues from contracts with agencies of the United States government. Our contracts with the U.S. government expose us to various business risks, including, but not limited to the ability of the U.S. government to unilaterally:

      - suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

      -     terminate existing contracts;

      -     reduce the value of existing contracts;

      - audit our contract-related costs and fees, including allocated indirect costs; and

      -     control and potentially prohibit the export of our products.

      Any of our U.S. government contracts can be terminated by the U.S. government either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for us to be liable for excess costs incurred by the U.S. government in procuring undelivered items from another source. If our contacts with the U.S. government are terminated, our business, results of operations and financial condition could be materially adversely affected.

      In addition, the U.S. government's competitive bidding process may adversely affect our revenues. We obtain most of our U.S. government contracts through a competitive bidding process, and competitive bidding presents a number of risks, including, but not limited to:

      - the need to compete against companies or teams of companies that may be long-term, entrenched incumbents for a particular contract for which we are competing;

      - the need to compete on occasion to retain existing contracts that may have in the past been awarded to us on a sole-source basis; and

      - the substantial costs and managerial time and effort, including design, development and marketing activities, necessary to prepare bids and proposals for contracts that may not be awarded to us.

      If we are unable to win particular contracts that are awarded through the competitive bidding process, we may be unable to operate in the market for services that are provided under those contracts for a number of years. If we are unable to consistently retain existing contracts or win new contract awards over any extended period, our business, prospects, financial condition and results of operations could be adversely affected.

      OUR DEPENDENCE ON FIXED-PRICE CONTRACTS COULD ADVERSELY AFFECT OUR OPERATING RESULTS. A substantial portion of our projects are currently performed on a fixed-price basis. Under a fixed-price contract, we agree on the price that we will receive for the entire project, based upon a defined scope, which includes specific assumptions and project criteria. If our estimates of our costs to complete the project are below the actual costs that we may incur, our margins will decrease, and we may incur a loss. The revenue, cost and gross profit realized on a fixed-price contract will often vary from our estimates because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract. If we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and reduced profitability or losses on projects. Depending on the size of a project, these variations from estimated contract performance could significantly impact our operating results for any quarter or year. In general, our turnkey contracts to be performed on a fixed-price basis involve an even greater risk of significant variations from our estimates. This is a result of the long-term nature of these contracts as well as the interrelationship of the integrated services to be provided under these contracts, whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract.

      WE USE PERCENTAGE-OF-COMPLETION ACCOUNTING FOR CONTRACT REVENUE WHICH MAY RESULT IN MATERIAL ADJUSTMENTS THAT WOULD AFFECT OUR OPERATING RESULTS. We recognize contract revenue using the percentage-of-completion method. Under this method, estimated contract revenue is accrued based generally on the percentage that costs to date bear to total estimated costs, taking into consideration physical completion. Estimated contract losses are recognized in full when determined. Accordingly, contract revenue and total cost estimates are reviewed and revised periodically as the work progresses and as change orders are approved, and adjustments based upon the percentage of completion are reflected in contract revenue in the period when these estimates are revised. These estimates are based on management's reasonable assumptions and our historical experience and are only estimates. Variations of actual results from these assumptions or our historical experience could be material. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract revenue, we would recognize a credit or a charge against current earnings, which could be material.

      WE ARE REQUIRED TO OBTAIN SURETY BONDS IN CONNECTION WITH OUR BUSINESS. Government contracting agencies and some private contracting parties from time to time require prime contractors to furnish surety bonds guaranteeing their performance and payment to all subcontractors and suppliers of material and equipment under the contract. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and other variable factors. Surety companies consider such factors in light of the amount of surety bonds then outstanding in favor of us and their current underwriting standards, which may change from time to time. Our ability to obtain new projects may be restricted if we are unable to obtain adequate surety bonds.

      WE ARE SUBJECT TO PRIME CONTRACTOR LIABILITIES ON PROJECTS THAT WE UNDERTAKE. We act as prime contractor on some of the construction projects that we undertake. As prime contractor, we are responsible for the performance of the entire contract, including subcontract work. Thus, we are subject to risks associated with the failure of one or more subcontractors to perform as anticipated. Claims may be asserted against us for construction defects, personal injury or property damage caused by subcontractors, and if successful these claims could expose us to liability. If unforeseen events occur with respect to our subcontractors, including bankruptcy of, or an uninsured or under-insured loss claimed against, our subcontractors, we may be responsible for the losses or other obligations of those subcontractors. If any of these situations occur, our business and results of operations could be adversely affected.

      WE ARE EXPOSED TO LIABILITIES BEYOND OUR CONTROL AS A SUBCONTRACTOR. On projects in which we act as a subcontractor, if the general contractor or other subcontractors fail to perform their obligations or cause delays or failures in the project, we

      - may not receive all or a portion of the distributions or payments to which we are entitled in connection with the project;

      -     the project may be terminated by the customer; and

      - we may be exposed to litigation or other claims in connection with any such delay or failure.

      OUR PROFITABILITY CAN BE IMPACTED BY OUR MIX OF PRODUCTS AND SERVICES. Given that our selling, general and administrative costs are largely fixed in terms of dollars, our profitability is dependent upon the amount of gross profit that we are able to realize. We typically generate higher gross profit margins on pure engineering service projects than on those projects that include a material or installation component. In addition, our gross profit margins can be negatively impacted when we utilize subcontractors. Therefore, a shift in mix from engineering services to more construction and installation type work or an increase in the amount of subcontracting costs could have a negative impact on our operating results. In addition, certain of the products that we sell have gross profit margins that are considerably lower than our overall average gross profit margin. A shift in mix which results in a greater percentage of revenues relating to these lower margin products would also have a negative impact on our operating results.

      THE TIMING OF PROJECTS CAN IMPACT OUR PROFITABILITY. There are a number of factors, some of which are beyond our control, that can cause our projects to be delayed and thus negatively impact our profitability for the related period. These factors include the availability of labor, equipment or materials, customer scheduling issues, delays in obtaining required permits and adverse weather conditions. In addition, when we work as a subcontractor on a project, our portion of the project can be delayed as a result of various factors affecting the general contractor for such project.

      THE AVAILABILITY AND VALUE OF LARGER PROJECTS CAN IMPACT OUR PROFITABILITY. While the majority of our projects are relatively small, we can have a number of individual contracts in excess of $1 million in progress at any particular time. These larger contracts typically generate more gross profit dollars than our average size projects. Therefore, the absence of larger projects, which can result from a number of factors, including market conditions, can have a negative impact on our operating results.

      OUR BUSINESS EXPOSES US TO SIGNIFICANT LIABILITIES UNDER ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATIONS. We and our customers are subject to various federal, state, local and foreign environmental, health and safety laws and regulations. These laws and regulations affect our operations by imposing standards for the protection of health, welfare and the environment. Significant fines and penalties may be imposed for non-compliance with environmental laws and regulations, and some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a company liable for environmental damage, without regard to negligence or fault on the part of such company. These laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for our acts which were in compliance with all applicable laws at the time these acts were performed. We may also be subject from time to time to legal proceedings brought by private parties or governmental authorities with respect to environmental matters, including matters involving alleged property damage or personal injury.

      WE MAY INCUR SIGNIFICANT COSTS OR BE REQUIRED TO ALTER THE MANNER IN WHICH WE CONDUCT OUR BUSINESS IN RESPONSE TO CHANGES IN GOVERNMENT REGULATIONS. Federal, state, local and foreign environmental, health and safety laws and regulations laws are becoming increasingly complex and stringent. The risks of substantial costs related to compliance with these laws and regulations are an inherent part of our business, and future conditions may develop, arise or be discovered that create substantial environmental compliance costs. Compliance with environmental legislation and regulatory requirements may prove to be more limiting and costly than we anticipate. New laws and regulations or stricter enforcement of existing laws and regulations could require us to incur significant costs or alter the manner in which we conduct our business.

      OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO POLITICAL AND ECONOMIC RISKS. A significant portion of our revenue is derived from operations outside the United States. The scope and extent of our operations outside of the United States means that we are exposed to the risks inherent in doing business abroad. These risks include, but are not limited to:

      - foreign currency restrictions, which may prevent us from repatriating foreign currency received in excess of local currency requirements and converting it into U.S. dollars or other fungible currency;

      - expropriation of assets, by either a recognized or unrecognized foreign government, which can disrupt our business activities and create delays and corresponding losses;

      - civil uprisings, riots and war, which can make it impractical to continue operations, adversely affect both budgets and schedules and expose us to losses;

      - availability of suitable personnel and equipment, which can be affected by government policy, or changes in policy, which limit the importation of skilled craftsmen or specialized equipment in areas where local resources are insufficient;

      - government instability, which can cause investment in capital projects by our potential customers to be withdrawn or delayed, reducing or eliminating the viability of some markets for our services; and

      - decrees, laws, regulations, interpretations and court decisions under legal systems, including unexpected changes in taxation and environmental or other regulatory requirements, which are not always fully developed and which may be retroactively applied and cause us to incur unanticipated and/or unrecoverable costs as well as delays which may result in real or opportunity costs.

      We cannot predict the nature of foreign governmental regulations applicable to our operations that may be enacted in the future. In many cases, our direct or indirect customer will be a foreign government, which can increase our exposure to these risks. U.S. government-imposed export restrictions or trade sanctions under the Export Administration Act, the Trading with the Enemy Act or similar legislation or regulation may also impede our ability, or the ability of our customers, to operate or continue to operate in specific countries. These factors could have a material adverse effect on our financial condition and results of operation.

      THE INTERNATIONAL NATURE OF OUR BUSINESS EXPOSES US TO FOREIGN CURRENCY FLUCTUATIONS THAT MAY AFFECT OUR ASSET VALUES, RESULTS OF OPERATIONS AND COMPETITIVENESS. We are exposed to the risks of foreign currency exchange rate fluctuations as a significant portion of our net sales and certain of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar. These risks include a reduction in our asset values, net sales, operating income and competitiveness. For those countries outside the United States where we have significant sales, a devaluation in the local currency will reduce the value of our local inventory as presented in our financial statements. In addition, a stronger U.S. dollar will result in reduced revenue, operating profit and shareholders' equity due to the impact of foreign exchange translation on our financial statements. Lastly, fluctuations in foreign currency exchange rates may make our products more expensive for customers to purchase or increase our operating costs, thereby adversely affecting our competitiveness and our profitability.

      TERRORIST ATTACKS AND MILITARY CONFLICTS MAY ADVERSELY AFFECT OUR OPERATIONS, OUR ABILITY TO RAISE CAPITAL OR OUR FUTURE GROWTH. The continued threat of terrorism and the impact of military and other action, including U.S. military operations in Iraq, will likely lead to continued volatility in prices for crude oil and natural gas and could affect the markets for our operations. In addition, future acts of terrorism could be directed against companies operating both outside and inside the United States. Further, the U.S. government has issued public warnings that indicate that pipelines and other energy assets might be specific targets of terrorist organizations. These developments have subjected our operations to increased risks and, depending on their ultimate magnitude, could have a material adverse effect on our business, adversely impact our ability to raise additional capital if needed or restrict our anticipated growth.

      WE ARE SUBJECT TO VARIOUS RISKS ASSOCIATED WITH CHANGING GLOBAL, POLITICAL AND ECONOMIC CONDITIONS. Changing political and economic conditions regionally or worldwide can adversely impact our business. Deteriorating political and general economic conditions may result in customers delaying or canceling contracts and orders for our products and services, difficulties and inefficiencies in the performance of our services including work stoppages, and difficulties in collecting payment from our customers. As a result, such conditions can negatively impact our results of operations and our cash flows.

      THE LOSS OF ONE OR MORE KEY EMPLOYEES, OR FAILURE TO ATTRACT AND RETAIN OTHER HIGHLY QUALIFIED PERSONNEL IN THE FUTURE, COULD DISRUPT OUR OPERATIONS AND ADVERSELY AFFECT OUR FINANCIAL RESULTS. Our continued success depends on the active participation of our key employees. The loss of our key personnel could adversely affect our operations. We believe that our success and continued growth are also dependent upon our ability to attract and retain skilled personnel. We believe that our wage rates are competitive; however, a significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in the wage rates we pay, or both. If these events occur for any significant period of time, our revenues and profitability could be diminished and our growth potential could be impaired. Further, if we are unable to attract and retain skilled workers, our business will be adversely affected. Our operations depend substantially upon our ability to continue to retain and attract project managers, project engineers, and skilled construction workers, and equipment operators. Our ability to expand our operations is impacted by our ability to increase our labor force. The demand for skilled workers in our industry is currently high and the supply is limited. As a result of the cyclical nature of the oil and gas industry as well as the physically demanding nature of the work, skilled workers may choose to pursue employment in other fields.

      OUR BUSINESS INVOLVES HAZARDS AND OPERATIONAL RISKS, AND WE MAY FAIL TO MAINTAIN ADEQUATE INSURANCE COVERAGE TO PROTECT US AGAINST THESE RISKS. Insufficient insurance coverage and increased insurance costs could adversely impact our cash flows, financial condition and results of operations. Although we maintain insurance coverage that we believe is commercially reasonable for our business circumstances, we are not fully insured against all risks. The occurrence of a significant event that is not fully insured against could have a material adverse effect on our financial condition. Our insurance does not cover every potential risk associated with providing our products and services. We cannot be certain that insurance coverage will be available in the future on commercially reasonable terms or that the insurance proceeds received for any covered loss or damage will be sufficient to restore the loss or damage without a negative impact on our financial condition.

      WE HAVE NO PLANS TO PAY DIVIDENDS ON OUR COMMON SHARES. We have no plans to pay dividends on our common shares in the foreseeable future. We intend to invest our future earnings, if any, to fund our anticipated growth. In addition, our senior secured credit facility limits the payment of cash dividends. Any payment of future dividends on our common shares will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions applying to the payment of any such dividends, and other considerations that our board of directors deems relevant.

      DECLINES IN THE STOCK MARKET AND PREVAILING INTEREST RATES RESULT IN REDUCTIONS IN OUR PENSION FUND ASSET VALUES IN THE UNITED KINGDOM, WHICH HAVE CAUSED AND MAY CONTINUE TO CAUSE A SIGNIFICANT REDUCTION IN OUR NET WORTH. In the fiscal year ended March 31, 2002, as a result of lower investment performance caused by lower stock market returns and a decline in prevailing interest rates, our projected pension fund asset values in the United Kingdom decreased. The reduction in asset values required that we take a non-cash after-tax charge to accumulated other comprehensive loss, which is a component of shareholders' equity. Primarily as a result of a negative return on our pension fund assets and further reductions in interest rate levels in fiscal year 2003, we were required to further reduce shareholders' equity. We may be required to take further charges related to pension liabilities in the future and these charges may be significant. We continue to review our assumptions regarding rates of return and discount rates in light of the factors mentioned above and other relevant considerations, and our future pension expense may further increase as a result.

ITEM 2. PROPERTIES

      As of March 31, 2004, our continuing operations utilized six locations that are owned by us as well as over forty locations that are leased from unrelated third parties. Some property locations may contain multiple operations, such as an office and warehouse facility. Owned and leased facilities with greater than 5,000 square feet are listed below.

         Location                      Segment                      Description                  Owned/Leased
         --------                      -------                      -----------                  ------------
Bakersfield, California             Domestic Core    Office and Warehouse Facility                  Leased
Belle Chasse, Louisiana             Domestic Core    Office and Warehouse Facility                  Leased
Brampton, Ontario                   Canadian Ops.    Office and Warehouse Facility                  Leased
Conyers, Georgia                    Domestic Core    Office and Warehouse Facility                  Leased
Dorval, Quebec                      Canadian Ops.    Office and Warehouse Facility                  Leased
Durley, Southampton, UK             European Ops.    Office and Warehouse Facility                  Leased
Edmonton, Alberta                   Canadian Ops.    Office, Production and Warehouse Facility      Owned
Nisku, Alberta                      Domestic Core    Office and Warehouse Facility                  Owned
Estevan, Saskatchewan               Canadian Ops.    Office and Warehouse Facility                  Owned
Glendale, Arizona                   Domestic Core    Office and Warehouse Facility                  Leased
Houston, Texas                      Domestic Core    Office and Warehouse Facility                  Leased
Medina, Ohio                        Corporate        Corporate Headquarters                         Owned
Medina, Ohio                        Domestic Core    Office and Warehouse Facility                  Owned
Ocean City, New Jersey              Domestic Core    Office Facility                                Leased
San Leandro, California             Domestic Core    Office, Production and Warehouse Facility      Leased
Sand Springs, Oklahoma              Domestic Core    Office, Production and Warehouse Facility      Leased
Santa Fe Springs, California        Domestic Core    Office and Warehouse Facility                  Leased
Streamwood, Illinois                Domestic Core    Office and Warehouse Facility                  Leased
Stockton-on-Tees, UK                European Ops.    Office, Production and Warehouse Facility      Owned
West Chester, Pennsylvania          Domestic Core    Office and Warehouse Facility                  Leased

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

      ITEM 3. LEGAL PROCEEDINGS

      MICHIGAN LITIGATION. On July 25, 2002, a summons and complaint was issued to us by the Circuit Court for the County of Ingham, Michigan. The action was commenced by Blogett Oil Company, Inc. and other owners and operators of underground storage tanks systems on behalf of themselves and others similarly situated. The complaint relates to a Michigan Department of Environmental Quality ("MDEQ") regulatory proceeding previously described in our reports filed with the Securities and Exchange Commission, or the SEC. The complaint named both Corrpro and MDEQ. In the complaint, the plaintiffs sought an unspecified amount of damages in excess of $25,000 from us. The plaintiffs also sought injunctive relief prohibiting the MDEQ from declaring that underground storage tanks upgraded by us do not meet the current requirement for corrosion protection set forth by law. In October 2003, Corrpro and a steering committee representing the class of plaintiffs reached an agreement, subject to court approval, pursuant to which the class of plaintiffs agreed to settle all outstanding matters between the class and us and to dismiss the case as to us with prejudice. On October 29, 2003, the Circuit Court for the County of Ingham, Michigan approved the settlement and dismissed with prejudice the litigation as to us. The settlement amount itself was funded pursuant to applicable policies of insurance maintained by us.

      ASSESSMENT STANDARD. During fiscal 2001, we discovered that a former employee used an incorrect assessment standard in connection with the evaluation of whether certain underground storage tanks located at as many as 67 sites were eligible for upgrade using cathodic protection. Such evaluations were done using one of the approved assessment methodologies. The tanks at these sites, which are located in five states, were subsequently upgraded using cathodic protection, which arrests corrosion. These tanks are also subject to ongoing leak detection requirements. Based on our review of available information and governmental records, we believe that there have not been any releases from the affected tanks as a result of the actions of the former employee. We have contacted, and in October and November 2000 met with, officials from the Environmental Protection Agency ("EPA") and officials from the corresponding environmental protection agencies of the five states involved to discuss this matter. It is our understanding that none of the states nor the EPA intend to take any enforcement action as a result of the use of the inaccurate standard by the former employee. We are currently working with the states and the EPA to develop and implement field investigation procedures to assess the current status of the affected sites. We have completed field investigation procedures in two of the states in which affected sites are located. We have been informed by one of the other states that, based on continuing monitoring and leak detection procedures already required to be performed by site owners and operators, no additional field work procedures will be required in that state. There are currently no outstanding claims or demands that have been asserted by any of the affected owners and operators. Based on currently available information, including our experience in the fieldwork conducted to date, we do not believe that the cost of field investigation procedures for this matter will have a material effect on our future operations, financial position or cash flows.

      AUSTRALIAN SUBSIDIARY ACCOUNTING IRREGULARITIES. We have been involved in a class action lawsuit and were the subject of an SEC enforcement proceeding arising out of accounting irregularities involving internal misconduct in our Australian subsidiary. These proceedings are described in more detail below.

      At least as early as October 2000, the then managing director and the financial controller of Corrpro Australia Ptd., Ltd., a subsidiary of Corrpro, were involved in knowingly misstating the financial results reported by the Australian subsidiary to our corporate management to improve the reported results of the Australian business. Such individuals are no longer employed by us or our subsidiaries and were named as defendants in a complaint for permanent injunction and other equitable relief filed by the SEC in the United States District Court for the Northern District of Ohio. The former Australian employees are also subject to an investigation and other proceedings commenced through the Australian Securities and Investments Commission.

      The irregularities included erroneous journal entries to the Australian subsidiary's general ledger that increased profit and net assets. Among other things, the former Australian employees falsified invoices and credit notes and made erroneous entries to subledgers including accounts payable, accounts receivable, cost of goods sold and inventory. The former Australian employees further recorded fictitious invoices in the former Australian subsidiary's computerized accounting records, falsified credit notes from suppliers, and created two different versions of the accounts receivable subledger. The former Australian employees took steps to fabricate documents to be reviewed by our independent auditors.

      Our management discovered the accounting irregularities at the Australian subsidiary in early calendar 2002 and upon discovery immediately began an internal investigation, conducted under the direction of the Audit Committee of our Board of Directors. The Australian Securities and Investments Commission commenced an independent investigation of the accounting irregularities in March 2002. We voluntarily disclosed this matter to the SEC, which commenced a formal investigation in March 2002. We have cooperated with both commissions.

      As a result of our discovery of the irregularities, we, by means of our Form 10-K/A for the fiscal year ended March 31, 2002, filed with the SEC on August 9, 2002, restated our previously issued audited financial statements for the fiscal year ended March 31, 2001. The effect of our revisions was to increase our loss and basic and diluted loss per share, respectively, from $4.7 million and $0.61 to $8.3 million and $1.07 for the fiscal year ended March 31, 2001. Consolidated stockholders' equity as of March 31, 2001 decreased by approximately $3.8 million from amounts previously reported. Unaudited quarterly financial information for the first three quarters of the fiscal year ended March 31, 2002 and all four quarters of our fiscal year ended March 31, 2001 were also restated by means of such filing. Information concerning the restated amounts applicable to each of the foregoing quarters is contained in Note 12, Restated Quarterly Financial Information (Unaudited), Notes to Consolidated Financial Statements included in Item 8 of our Form 10-K/A for the fiscal year ended March 31, 2002 filed with the SEC on August 9, 2002.

      CLASS ACTION LAWSUIT. We are a defendant in a purported class action suit filed on June 24, 2002, in the United States District Court, Northern District of Ohio, Eastern Division. The complaint also names certain of our former and current officers and directors as defendants. The lawsuit arises out of the accounting irregularities discovered in our Australian subsidiary. The complaint was purportedly filed on behalf of all persons who purchased our common shares during the period April 1, 2000 through March 20, 2002 and alleges violations of anti-fraud provisions of the federal securities laws resulting in artificially inflated prices of our common shares during the class period. The complaint seeks unspecified compensatory damages, fees and expenses on behalf of the putative class.

      On or about May 27, 2003, the District Court granted, with prejudice, the defendants' motions to dismiss the amended and consolidated class action complaint. On June 24, 2003, the plaintiffs filed a notice of appeal to the United States Circuit Court of Appeals for the 6th Circuit from the order of dismissal. We are unable at this time to make a determination as to whether a material adverse outcome is reasonably possible and whether an adverse outcome would have a materially adverse affect on our operations or financial condition.

      SEC ENFORCEMENT PROCEEDING. In connection with its investigation of accounting irregularities at our former Australian subsidiary, on January 20, 2004, the SEC filed a civil injunctive action against us in the United States District Court for the Northern District of Ohio Eastern Division. The SEC's complaint alleged that we had inadequate internal controls during fiscal year 2001 and the first three quarters of 2002. The complaint also alleged that we violated certain reporting, record keeping and internal control requirements. The complaint further alleged that, although we discovered the fraud through our own investigation, we failed to discover the falsification of the Australian financial statements until February 2002 due to inadequate internal controls. Finally, the complaint alleged that following our discovery of these false statements at our former Australian subsidiary, we undertook remedial measures to strengthen our financial reporting policies and internal control structure.

      The complaint alleged that, as a result of the foregoing, we violated
Section 13(a) of the Securities Exchange Act of 1934 (Exchange Act) and Rules 12b-20, 13a-1 and 13a-13 thereunder, by filing financial statements that contained false financial data. The complaint also alleges that we violated
Section 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, by failing to devise and maintain an adequate system of internal accounting controls.

      Simultaneously with the filing of the complaint, without admitting or denying the SEC's allegations, we consented to the entry of a final judgment permanently enjoining us from future violations of the provisions of the federal securities laws described above. We also agreed to certain undertakings designed to ensure our compliance with the federal securities laws. These undertakings require us to continue previously adopted remedial measures, and during our fiscal years ending March 2004, 2005 and 2006, we are required to:

      - engage a qualified outside firm to perform the internal audit function or designate an employee director of internal audit who would perform certain audit procedures and report directly to the Audit Committee;

      - require internal audit to prepare a confidential business report at the end of the fiscal year describing certain aspects of the audit preparation, procedures and findings; and

      - maintain an anonymous hotline on which any activity affecting the Company's financial results may be reported to the Audit Committee.

      We will incur costs, which may be significant, in complying with these undertakings.

      In determining to accept our settlement offer, the SEC considered that we undertook remedial actions and provided substantial cooperation in the investigation. On January 27, 2004, our offer of settlement was approved and a final judgment was entered by the court.

      COMPLIANCE ORDER. In January 2003, we received a Consolidated Compliance Order and Notice of Potential Penalty from the Louisiana Department of Environmental Quality pursuant to which the department alleges that our foundry operations failed to submit required storm water monitoring information as required by law. The alleged failure relates to periods subsequent to the cessation of our foundry operations. We have appealed the matter and the department has agreed to engage an informal resolution of the matter. Based on current available information, we do not believe that it is reasonably possible that this matter will have a material effect on our future operations, financial position or cash flows.

      We are subject to other legal proceedings and claims from time to time which arise in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On March 16, 2004, our shareholders voted to approve all of the proposals relating to our plan of refinancing and recapitalization at a special shareholders' meeting. Over two-thirds of our outstanding shares were voted in favor of each of the proposals. Of the shares voting, approximately 90% were voted to approve the proposed transactions. Below are all of the proposals that were approved.

      Proposal One: Approval of the transactions contemplated by the Securities Purchase Agreement, dated as of December 15, 2003, between Corrpro and CPI, pursuant to which we agreed to issue and sell to CPI 13,000 shares of our Series B Preferred Stock and a warrant to purchase that number of our common shares equal to 40% of the Post Transaction Fully Diluted Shares (as defined in the proxy statement delivered to our shareholders in connection with the special meeting) for an aggregate consideration of $13.0 million.

      Proposal Two: Adoption of an amendment to our Amended and Restated Articles of Incorporation, as in effect on March 16, 2004 (the "Existing Articles"), to authorize the Series B Preferred Stock.

      Proposal Three: Approval of the issuance of the warrant to CPI and the common shares issuable thereunder.

      Proposal Four: Adoption of an amendment to the Existing Articles to eliminate the requirement of obtaining a 60% vote of shareholders to approve certain future amendments to our proposed Amended and Restated Articles of Incorporation (the "Amended Articles").

      Proposal Five: Approval of the issuance to American Capital of a warrant to purchase the number of our common shares equal to 13% of the Post Transaction Fully Diluted Shares and the issuance of our common shares pursuant thereto.

      Proposal Six: Adoption of an amendment to the Existing Articles providing that the Ohio Control Share Acquisition Act shall not apply to acquisitions of our equity securities.

      Proposal Seven: Adoption of an amendment to the Existing Articles to entitle holders of Series B Preferred Stock to preemptive rights with respect to certain future issuances of our equity and debt securities.

      Proposal Eight: Adoption of an amendment to our Amended and Restated Code of Regulations, as in effect on March 16, 2004 (the "Existing Regulations"), to declassify our Board of Directors.

      Proposal Nine: Adoption of an amendment to the Existing Regulations to provide that holders of 20% of the outstanding shares of Series B Preferred Stock may call a special meeting of shareholders.

      Proposal Ten: Adoption of an amendment to the provisions of the Existing Regulations governing the procedure for director election and nomination, to exclude from such provision's application the election and nomination of Directors designated by CPI pursuant to its rights as set forth in the terms of the Series B Preferred Stock (each such designee, a "Preferred Stock Director").

      Proposal Eleven: Adoption of an amendment to the provision of the Existing Regulations relating to the procedure for removal of a director, to exclude from such provision's application the removal of a Preferred Stock Director, which procedure is provided in the terms of the Series B Preferred Stock.

      Proposal Twelve: Adoption of an amendment to the provision of the Existing Regulations relating to the procedure for filling a vacancy on the board of directors, to exclude from such provision's application a vacancy of the office of a Preferred Stock Director.

      Proposal Thirteen: Adoption of an amendment to the provision of the Existing Regulations to provide for the observation rights granted to CPI under warrant issued to CPI.

      Proposal Fourteen: Adoption of an amendment to the Existing Regulations to increase the minimum time required for provision of notice to shareholders of shareholder meetings from seven to ten days.

      Proposal Fifteen: The Board of Directors solicited discretionary authority from shareholders to adjourn or postpone the meeting to permit further solicitation with respect to the foregoing Proposals.

      Set forth below is certain information regarding the number of common shares voted for, voted against, abstained and subject to broker non-votes with respect to each of the foregoing Proposals:

                                                           VOTES          BROKER
PROPOSAL                VOTES FOR      VOTES AGAINST     ABSTAINING      NON-VOTE
--------                ---------      -------------     ----------      --------
Proposal One            5,764,895         647,109           22,975          -0-
Proposal Two            5,748,770         664,609           21,600          -0-
Proposal Three          5,749,620         662,959           22,400          -0-
Proposal Four           5,728,375         695,229           11,375          -0-
Proposal Five           5,746,502         660,227           28,250          -0-
Proposal Six            5,723,979         687,775           23,225          -0-
Proposal Seven          5,716,018         690,259           28,702          -0-
Proposal Eight          5,741,254         675,500           18,225          -0-
Proposal Nine           5,743,588         675,291           16,100          -0-
Proposal Ten            5,725,532         683,147           26,300          -0-
Proposal Eleven         5,724,517         682,237           28,225          -0-
Proposal Twelve         5,757,554         657,375           20,050          -0-
Proposal Thirteen       5,744,407         662,947           27,625          -0-
Proposal Fourteen       5,752,571         659,845           22,563          -0-
Proposal Fifteen        5,606,162         808,645           20,172          -0-

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth the names of all our executive officers of the Company as of March 31, 2004 and certain other information relating to their position held with the Company and other business experience. The following table also includes Joseph W. Lahey who became President and Chief Executive Officer on May 3, 2004.

EXECUTIVE OFFICER       AGE              RECENT BUSINESS EXPERIENCE
-----------------       ---              --------------------------
Joseph W. Lahey         57     President and Chief Executive Officer since May
                               3, 2004. Prior to joining Corrpro, Mr. Lahey
                               served as Chairman, President, and Chief
                               Executive Officer of Pluris Capital Advisors
                               Company from 2002 to April 2004. From 1996 to
                               2002, Mr. Lahey was President and Chief Executive
                               Officer of Furmanite Worldwide, Inc., a
                               subsidiary of Kaneb Services, Inc. From 1988 to
                               1994 Mr. Lahey was President and Chief Executive
                               Officer of Barnard and Burke Group, Inc.

Joseph W. Rog           64     Chairman of the Board of Directors from June 1993
                               to March 2004 and Chief Executive Officer since
                               the Company's formation in 1984 until May 2004.
                               President of the Company from June 1995 to May
                               2004 and from January 1984 to June 1993.

Michael K. Baach        49     Executive Vice President since April 1993 and
                               Senior Vice President from 1992 until April 1993.
                               Prior to that, Mr. Baach was Vice President of
                               Sales and Marketing since our formation in 1984.

George A. Gehring, Jr.  60     Executive Vice President since April 1993 and
                               Senior Vice President from 1991 until April 1993.
                               Prior to that, Mr. Gehring served as President of
                               Ocean City Research Corporation, our wholly-owned
                               subsidiary, since 1987.

David H. Kroon          54     Executive Vice President since April 1993 and
                               Senior Vice President from our formation in 1984
                               to April 1993.

Barry W. Schadeck       53     Executive Vice President since June 1995 and
                               President of Corrpro Canada, Inc., our
                               wholly-owned subsidiary, since its formation in
                               May 1994. Prior to that, Mr. Schadeck served as
                               President since April 1993 and Chief Financial
                               Officer since 1979 of Commonwealth Seager Group,
                               our wholly-owned subsidiary, since 1993.

Robert M. Mayer         41     Senior Vice President, Chief Financial Officer
                               and Treasurer since November 2002. Prior to that,
                               Mr. Mayer served as our Vice President and
                               Corporate Controller from August 2000, Assistant
                               Treasurer from January 2002 and Assistant
                               Corporate Controller from January 1998 until
                               August 2000. Prior to that, Mr. Mayer was with
                               Premier Farnell PLC, most recently as Director of
                               Finance. Mr. Mayer has prior experience with
                               Ernst & Young, where he was an Audit Manager.

John D. Moran           46     General Counsel since December 1996, Secretary
                               since January

                               2002, Senior Vice President since July 2000.
                               Assistant Secretary from December 1996 to January
                               2002 and Vice President from October 1998 until
                               July 2000. Prior to that, Mr. Moran was in-house counsel for Sealy Corporation, for 10 years and served as Secretary. Mr. Moran also has prior experience with Grant Thornton.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON SHARES

      Our common shares are listed on the American Stock Exchange under the symbol "CO."

      The following table sets forth the high and low closing prices for our common shares on the American Stock Exchange for the fiscal periods indicated.

                          FISCAL 2004          FISCAL 2003
                          -----------          -----------
                         HIGH      LOW        HIGH      LOW
                         ----      ---        ----      ---
First Quarter           $0.70     $0.33      $1.80     $1.08
Second Quarter           1.87      0.37       1.15      0.58
Third Quarter            2.30      0.86       0.75      0.38
Fourth Quarter           1.52      0.90       0.80      0.30

      We are required by the American Stock Exchange to maintain certain listing standards and meet certain reporting requirements in order for our common shares to continue trading and to remain listed on the exchange. The exchange notified us in September 2003 that we were not in compliance with the shareholder's equity requirement of its continued listing requirements and that we should submit a plan to regain compliance. In December 2003, the American Stock Exchange accepted the plan that we submitted in accordance with its request. If we fail to comply with our plan or other listing standards of the exchange, our common shares may be delisted.

HOLDERS OF RECORD

      On June 25, 2004, there were 194 holders of record of our common shares.

DIVIDENDS

      We have never paid any cash dividends on our common shares. Our senior secured credit facility and senior secured subordinated notes prohibit us from paying cash dividends on our common shares without the consent of the parties thereto. In addition, the terms of our Series B Preferred Stock prohibit us from paying cash dividends on our common shares without the approval of a majority of the holders of our Series B Preferred Stock. We currently anticipate that we will retain all future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

      On March 30, 2004, we completed a refinancing and reorganization pursuant to which we, among other things, issued and sold (i) 13,000 shares of our Series B Preferred Stock and a warrant to purchase 12,113,744 of our common shares (the "CPI Warrant") to CPI for $13.0 million and (ii) $14.0 million of our senior secured subordinated notes and a warrant to purchase 3,936,967 of our common shares to American Capital (the "American Capital Warrant"). We issued these securities to CPI and American Capital pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder. At the time of the issuance of these securities, CPI and American Capital represented to us that each was an accredited investor, as defined in Regulation D under the Securities Act of 1933. The proceeds from the sales of these securities were used to repay our outstanding indebtedness.

      SERIES B PREFERRED STOCK. The Series B Preferred Stock ranks, with respect to the payment of dividends and rights upon liquidation, dissolution or winding-up of us, senior to our common shares and each other class or series of our capital stock the terms of which do not expressly provide that such class or series ranks equal or senior to the Series B Preferred Stock with respect to the payment of dividends or rights upon liquidation, dissolution or winding-up of us.

      The Series B Preferred Stock accrues cumulative quarterly dividends at an annual rate of 13.5%. In the event we do not maintain certain financial covenants for the twelve months preceding any quarterly dividend payment date, the annual dividend rate will increase to 16.5% for each subsequent calendar quarter during which we fail to comply with such financial covenants. Dividends on the Series B Preferred Stock are payable either (i) in cash if then permitted under the terms of our outstanding senior indebtedness and/or subordinated indebtedness or (ii) in additional shares of Series B Preferred Stock. Dividends payable in cash would be paid when, as and if declared by the Board of Directors out of funds legally available thereof. The terms of the senior financing prohibit, unless approved by the lender, the payment of any cash dividends on the Series B Preferred Stock while such debt is outstanding.

      The liquidation preference of each share of Series B Preferred Stock is $1,000 per share, plus any accrued and unpaid dividends thereon. In the event of any voluntary or involuntary liquidation, dissolution or winding-up of us, the holders of Series B Preferred Stock will be entitled to receive the liquidation preference per share of Series B Preferred Stock in effect on the date of such liquidation, dissolution or winding-up, plus an amount equal to any accrued but unpaid dividends thereon as of such date before any distribution or payment is made to the holders of our capital stock that does not rank equal or senior to the Series B Preferred Stock. Under the terms of the Series B Preferred Stock, a liquidation, dissolution or winding-up of us includes any sale, conveyance, exchange or transfer of all or substantially all of our capital stock or assets or a merger, consolidation or other transaction or series of related transactions in which our shareholders immediately prior to such transaction do not retain a majority of the voting power in the surviving entity, unless the holders of a majority of the then-outstanding shares of Series B Preferred Stock affirmatively vote or consent in writing that any such transaction shall not be treated as a liquidation, dissolution or winding-up of us.

      The Series B Preferred Stock is redeemable at the option of the holders of a majority of the outstanding Series B Preferred Stock upon the occurrence of any of the following events with respect to us:

      - the occurrence of any change in beneficial ownership, merger, consolidation, sale or other disposition of assets, or other similar type event that constitutes a "change of control" or similar-termed event, or a breach or other triggering event, under the terms of our senior indebtedness and/or subordinated indebtedness;

      - the acceleration of any amounts due under our senior indebtedness and/or subordinated indebtedness;

      - any issuance or sale of our equity securities in a public or private offering resulting in aggregate net proceeds to us in excess of $20.0 million;

      - any liquidation, dissolution or winding-up of us, whether voluntary or involuntary; or

      -     the occurrence of certain bankruptcy and insolvency events.

      In addition, if then permitted by the holders of our outstanding senior indebtedness and/or subordinated indebtedness, the Series B Preferred Stock would be redeemable at the option of a majority of the holders of Series B Preferred Stock upon the occurrence of any of the following events with respect to us:

      - the acquisition of 20% or more of our outstanding voting securities by any person or group, other than through the ownership or acquisition of the Series B Preferred Stock, the CPI Warrant, or the common shares issued upon exercise of the CPI Warrant;

      - a consolidation or merger involving us, other than a consolidation or merger under a transaction in which (i) our outstanding voting stock remains outstanding or (ii) the beneficial owners of our outstanding voting stock immediately prior to such transaction beneficially own less than 80% of the voting stock of the surviving entity immediately following such transaction;

      - the sale, transfer, assignment, lease, conveyance or other disposition in one or a series of transactions of in excess of 20% of our assets, or assets of ours resulting in aggregate net proceeds to us in excess of $20.0 million; or

      - the aggregate amount of our indebtedness is equal to or less than $2.0 million.

      Each share of Series B Preferred Stock shall entitle the holder thereof to vote on all matters voted on by the holders of our common shares, voting together with the holders of our common shares and other voting stock as a single class at all annual, special and other meetings of our shareholders. Initially the Series B Preferred Stock will have approximately 51% of our total voting power. Such percentage is subject to adjustment based on shares outstanding in the future at any particular time. The percentage of voting power is mathematically calculated as follows: In any vote in which the holders of Series B Preferred Stock are entitled to vote with the holders of our common shares, each share of Series B Preferred Stock shall entitle the holder thereof to cast that number of votes equal to the quotient of (i) the product of (A) 1.0408, multiplied by (B) the total number of votes that may be cast by the holders of all Post Transaction Fully Diluted Shares (as defined in the Amended Articles) as of the record date for such vote, divided by (ii) 13,000. Future issuances of our voting securities not contemplated in the securities purchase agreement will proportionately reduce the voting power of the Series B Preferred Stock.

      In addition to the foregoing, the approval of the holders of a majority of the outstanding Series B Preferred Stock, voting separately as a class, is required to:

      - amend, modify or alter any provision of the Amended Articles or the Amended Regulations that adversely affect the rights of the holders of the Series B Preferred Stock;

      - consummate a merger or consolidation of us or sale of in excess of 40% of our assets;

      - consummate a liquidation, dissolution, winding up, recapitalization or reorganization of us;

      - effect any material acquisition or series of acquisitions, joint venture or strategic alliance involving us;

      - pay any dividends or distributions on, or make any other payment in respect of, our capital stock, except for dividends and distributions payable (i) on the Series B Preferred Stock or on any shares of our capital stock ranking equal or senior to the Series B Preferred Stock, or (ii) to the holders of our common shares in the form of additional shares of common shares;

      - authorize, designate, sell or issue any capital stock or debt securities (other than, with respect to debt securities, any senior indebtedness), except for (i) issuances of our common shares after March 30, 2004, upon exercise of options or rights granted to our directors, officers or employees under our existing or future option plans, provided that the aggregate amount of such issuances do not exceed 15% of the Post Transaction Fully Diluted Shares and (ii) issuances of our common shares upon exercise of the CPI Warrant, the American Capital Warrant or the warrants issued to our previous lenders; or

      - redeem or purchase our capital stock, except for (i) redemptions of Series B Preferred Stock contemplated by the terms of the Amended Articles and (ii) payments to American Capital upon exercise of its right to require us to redeem or repurchase the American Capital Warrant or the common shares issuable upon exercise of the American Capital Warrant.

      The terms of the Series B Preferred Stock also provide that for so long as at least 40% of the shares of Series B

Preferred Stock issued to CPI on March 30, 2004, remain outstanding, the holders of Series B Preferred Stock will have the right to appoint a majority of our full Board of Directors.

      The terms of the Series B Preferred Stock provides that we generally may not issue or sell any capital stock or debt securities unless prior to such issuance or sale, each holder of Series B Preferred Stock has first been given the opportunity to purchase, on the same terms and conditions on which such securities are proposed to be issued or sold by us, such holder's proportionate share of 51% of the securities to be issued or sold by us. Holders of Series B Preferred Stock will not have preemptive rights to purchase:

      - common shares issued after March 30, 2004, upon exercise of options or rights granted to our directors, officers or employees under our existing or future option plans, provided that the aggregate amount of such common shares does not exceed 15% of the Post Transaction Fully Diluted Shares;

      - common shares issuable upon exercise of the warrants issued to our previous lenders;

      - common shares issuable upon exercise of the CPI Warrant and the American Capital Warrant;

      - common shares issuable upon conversion of our convertible securities outstanding on March 30, 2004; or

      - shares of Series B Preferred Stock issued in accordance with the terms of the Amended Articles.

      Shares of Series B Preferred Stock generally may be sold or otherwise transferred to a single purchaser in one transaction involving all of the outstanding Series B Preferred Stock. Any other sale or transfer of Series B Preferred Stock must be approved by a committee of disinterested directors of the Board of Directors, which consent may not be unreasonably withheld. If a committee of disinterested members of the Board of Directors approves all future transfers of Series B Preferred Stock, then such approval will be irrevocable and be binding upon us as to any future transfer of Series B Preferred Stock.

      CPI WARRANT. The CPI Warrant entitles CPI to purchase up to 12,113,744 of our common shares (subject to adjustment upon the occurrence of certain anti-dilution events) from time to time at a purchase price of $0.001 per share. The CPI Warrant is exercisable, in whole or in part, at any time prior to March 30, 2014.

      Under the terms of the CPI Warrant, we are prohibited from taking actions to avoid the observance or performance of our obligations under the CPI Warrant, including, without limitation, (i) increasing the par value of the common shares issuable upon exercise of the CPI Warrant above the exercise price then in effect and (ii) taking any action that results in any adjustment of the exercise price or the number of common shares issuable upon exercise of the CPI Warrant if the total number of common shares or other securities that are issuable after such action would exceed the total number of common shares and other securities then authorized by the Amended Articles.

      The exercise price and the number of common shares issuable upon exercise of the CPI Warrant are subject to (i) customary anti-dilution adjustments for stock dividends, stock splits, recapitalizations and similar events, (ii) customary weighted average anti-dilution adjustments for issuances of stock options and convertible securities at prices below fair market value and (iii) customary adjustments due to business combinations and other transactions affecting the common shares. In addition, the number of common shares issuable upon exercise of the CPI Warrant will be proportionately increased if, as a result of certain anti-dilution adjustments to the warrants issued to our previous lenders, the number of common shares issuable upon exercise of the warrants issued to our previous lenders increases by more than 453,186 common shares.

      AMERICAN CAPITAL WARRANT. The American Capital Warrant entitles American Capital to purchase up to 3,936,967 of our common shares (subject to adjustment upon the occurrence of certain anti-dilution events) from time to time at a purchase price of $0.001 per share, except that in no event shall the total payment required to exercise the entire

American Capital Warrant exceed $100. The American Capital is exercisable, in whole or in part, at any time prior to the seventh anniversary of the date of its issuance.

      The exercise price and the number of common shares issuable upon exercise of the American Capital Warrant are subject to (i) customary anti-dilution adjustments for stock dividends, stock splits, recapitalizations and similar events, (ii) customary weighted average anti-dilution adjustments for issuances of stock options and convertible securities at prices below fair market value and (iii) customary adjustments due to business combinations and other transactions affecting the common shares. In addition, the number of common shares issuable upon exercise of the American Capital Warrant will be proportionately increased if, as a result of certain anti-dilution adjustments to the warrants issued to our previous lenders, the number of common shares issuable upon exercise of the warrants issued to our previous lenders increases by more than 453,186 common shares.

      American Capital also has the right to require us to redeem the American Capital Warrant or the common shares issuable upon exercise thereof for cash at any time after the earliest to occur of:

      -     the seventh anniversary of the issuance of the American Capital
            Warrant;

      - repayment in full of our senior secured subordinated notes and/or redemption of all outstanding shares of our Series B Preferred Stock;

      -     an acceleration of our new senior credit facility;

      -     a sale of us or a material portion of our assets; or

      -     we experience a change in control.

ITEM 6. SELECTED FINANCIAL DATA

      The financial data presented below for each of the five years ended March 31, should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         2004         2003         2002         2001        2000
                                                      ---------    ---------    ---------    ---------    ---------
STATEMENT OF OPERATIONS DATA:
Revenues                                              $ 130,084    $ 117,623    $ 134,784    $ 131,774    $ 130,418
Operating income (loss)                                   8,530        1,960        4,313         (129)       5,289
Interest expense                                          9,565        6,725        5,878        5,244        4,288
                                                      ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes from
   continuing operations                                 (1,035)      (4,765)      (1,565)      (5,373)       1,001
Income tax provision (benefit)(1)                           576         (363)      11,155         (606)       1,270
                                                      ---------    ---------    ---------    ---------    ---------
Loss from continuing operations                          (1,611)      (4,402)     (12,720)      (4,767)        (269)
                                                      ---------    ---------    ---------    ---------    ---------
Net loss(2)                                           $  (5,479)   $ (28,825)   $ (18,217)   $  (8,281)   $  (2,668)
                                                      =========    =========    =========    =========    =========

LOSS PER SHARE FROM
  CONTINUING OPERATIONS-
           Basic                                      $   (0.19)   $   (0.52)   $   (1.57)   $   (0.62)   $   (0.04)
           Diluted                                        (0.19)       (0.52)       (1.57)       (0.62)       (0.04)

NET LOSS-
           Basic                                      $   (0.65)   $   (3.43)   $   (2.24)   $   (1.07)   $   (0.35)
           Diluted                                        (0.65)       (3.43)       (2.24)       (1.07)       (0.35)

OTHER DATA:
Total assets                                          $  72,713    $  78,540    $ 109,993    $ 137,200    $ 140,864
Working capital, excluding net assets held for sale      16,139      (25,006)     (37,918)      30,809       30,009
Net assets held for sale                                     --        6,392       31,857       29,358       40,398
Total debt                                               34,501       51,241       62,686       68,175       62,258
Shareholders' equity (deficit)                           (2,729)       1,199       23,857       41,518       54,235

(1) Includes a valuation allowance of $10,472 in fiscal 2002, related to our deferred tax asset. See Note 1, Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information.

(2) Includes a cumulative effect of change in accounting principle of $18,238 in fiscal 2003, related to our evaluation of goodwill. See Note 1, Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis contains certain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The following discussion should be read in conjunction with the consolidated financial statements, accompanying notes and selected financial data appearing elsewhere in this Annual Report on Form 10-K and may contain certain statements that constitute "forward-looking statements." Words such as "anticipates," "expects," "intends," believes," "seeks," "estimates" or variations of such words and similar expressions are intended to identify such forward-looking statements. A number of risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements appear elsewhere in this Annual Report on Form 10-K. See "Business - Factors Influencing Future Results and Accuracy of Forward Looking Information."

OVERVIEW

      We provide a comprehensive range of corrosion control engineering services, systems, equipment and materials; coatings services; and pipeline integrity and risk assessment services to a wide variety of customers in the North American and European infrastructure, environmental and energy markets, including the U.S. government and its agencies.

      In July 2002, our Board of Directors approved a multi-year restructuring plan that included a series of initiatives designed to improve our gross margin and operating income and reduce our outstanding indebtedness. We believe that we have been successful in implementing these initiatives to date. Our gross margin has increased from 29.3% in fiscal 2002 to 31.8% in fiscal 2004 based in part on a number of measures that we have taken, including closing underperforming offices, improving our material purchase program, containing employee compensation costs and restricting nonessential travel and entertainment.

      We also believe that we have enhanced our capital structure by implementing initiatives designed to reduce our outstanding indebtedness. During fiscal 2003 and fiscal 2004, we disposed of our Middle East operations, Asia Pacific operations and four other non-strategic business units and used the proceeds from such dispositions to reduce our outstanding indebtedness. In addition, on March 30, 2004, we completed a refinancing and recapitalization pursuant to which we (i) issued and sold 13,000 shares of our Series B Preferred Stock and a warrant to purchase 12,113,744 of our common shares to CPI for aggregate consideration of $13.0 million, (ii) issued and sold $14.0 million of our secured subordinated notes and a warrant to purchase 3,936,967 of our common shares to American Capital and (iii) entered into a $40.0 million senior secured credit facility with CapitalSource, we used the proceeds therefrom to repay our prior revolving credit facility and senior notes and for working capital purposes. We believe that our new capital structure will be critical in our efforts to expand our business and achieve our other business objectives.

CRITICAL ACCOUNTING POLICIES

      The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires management to use assumptions and estimates, some of which are significant, to determine certain of the reported values on our financial statements. Although management bases its assumptions and estimates on historical experience and other factors that management considers relevant, these assumptions and estimates could change materially as conditions both within and beyond our control change. The following is a discussion of our critical accounting policies and the related management assumptions and estimates necessary in determining certain of the reported values on our financial statements. Our critical accounting policies, including the assumptions and estimates underlying them, are more fully described in Note 1, Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

      REVENUE RECOGNITION. We record income from construction and engineering contracts under the percentage-of-completion method, using costs incurred to date in relation to estimated total costs of the contracts, to measure the stage of completion. Original contract prices are adjusted for change orders and claims when the change order or claim has been approved by the customer. Cost budgets are revised, when necessary, in the amounts that are reasonably estimated based on the project leaders' knowledge of the project as well as our historical experience. The cumulative effects of changes in estimated total contract costs and revenues are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded. We recognize revenue from product sales upon shipment and transfer of ownership.

      ACCOUNTS RECEIVABLE. We record estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers. Historically, losses for uncollectible accounts receivable have been within management's range of estimates. Corrosion control services and products are provided to a large number of customers with no substantial concentration in a particular industry or with an individual customer.

      INVENTORIES. Inventories are valued at the lower of cost or market with cost being determined on the first-in, first-out method. Management periodically reviews inventories for excess and obsolete goods based upon a combination of historical and forecasted usage. Additionally, discrete provisions are made when facts and circumstances indicate that particular inventories will not be utilized. If future market conditions are different than those estimated, a change to the valuation of inventory may be required and would be reflected in the period the conditions change.

      ASSET IMPAIRMENT. We periodically evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of any long-lived or intangible asset may warrant revision or that the remaining balance of the asset may not be recoverable. If factors indicate that the long-lived assets should be evaluated for possible impairment, we use an estimate of the related asset's net undiscounted cash flows from operations over the remaining life to determine recoverability. The measurement of the impairment would be based on the amount by which the carrying value of the asset exceeds its fair value.

      During fiscal 2004, we recorded an impairment charge relating to our Middle East operations totaling $3.5 million based on the current market value of these operations. This impairment charge was included in results from discontinued operations. During fiscal 2003, we recorded an impairment charge relating to our Asia Pacific operations totaling $1.6 million based on the current market value of these operations and additionally recorded impairment charges totaling $0.9 million based on a market value analysis for our European and Middle East operations. The Asia Pacific and Middle East operations were reported as discontinued operations and were sold in fiscal 2004.

      In July 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), were issued by the Financial Accounting Standards Board. SFAS 141 eliminates the pooling-of-interests method for business combinations and requires the use of the purchase method. SFAS 142 changes the accounting for goodwill and indefinite life intangibles from an amortization approach to a non-amortization approach, and require periodic tests for impairment of these assets. Upon our adoption of SFAS 142 on April 1, 2002, the provisions of SFAS 142 required the discontinuance of amortization of goodwill and indefinite life intangibles that had been recorded in connection with previous business combinations. We completed impairment testing under SFAS 142 and recorded an impairment loss, as of April 1, 2002, totaling $18.2 million of which $11.8 million related to discontinued operations and $6.4 million related to continuing operations. The loss was recognized as the cumulative effect of a change in accounting principle. This impairment testing is also done annually in the fourth quarter and such testing resulted in no additional impairment as of March 31, 2004.

      INCOME TAXES. We use the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities. We recorded a valuation allowance for our net domestic deferred tax assets carryforwards of $10.5 million in the fourth quarter of fiscal 2002. We maintained a valuation allowance at March 31, 2004 and intend to maintain a full valuation allowance for our net domestic deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support the reversal of the remaining reserve. Until such time, except for foreign tax provisions, we expect to have no reported tax provision, net of valuation allowance adjustments. In the event we were to determine, based on the existence of sufficient positive evidence, that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. See Note 6-Income Taxes of our consolidated financial statements for additional information regarding income taxes.

RESULTS OF OPERATIONS

      In July 2002, our Board of Directors approved a formal business restructuring plan. The multi-year plan included a series of initiatives to improve operating income and reduce debt by selling non-core business units. We engaged outside professionals to assist in the disposition of the domestic and international non-core business units. Prior to the quarter ended September 30, 2002, our non-core domestic and international units were reported as the Other Operations and International Operations reporting segments. Effective as of the quarter ended September 30, 2002, the Other Operations and the International Operations reporting segments were eliminated and the non-core domestic and international units were reported as discontinued operations. Prior-year financial statements were reclassified to reflect these non-core units as discontinued operations, which were also referred to as "assets and liabilities held for sale."

      In the second quarter of fiscal 2004, our Board of Directors removed our European Operations from discontinued operations. The Board concluded that our value would be enhanced by maintaining our European presence rather than by selling our European Operations at this time, based in part on the strength of the local management team, the similar characteristics of the served markets, and the favorable prospects for this business. Therefore, effective in the second quarter of fiscal 2004, we reported quarterly and annual results of the European Operations in our continuing operations. Prior-year financial statements have been reclassified to reflect the European Operations as continuing operations.

YEAR ENDED MARCH 31, 2004 COMPARED TO YEAR ENDED MARCH 31, 2003

      REVENUES. Revenues from continuing operations for fiscal 2004 totaled $130.1 million, compared with $117.6 million for fiscal 2003, an increase of $12.5 million, or 10.6%. Revenues from the discontinued operations were $10.1 million in fiscal 2004 compared to $26.9 million in the prior fiscal year. The decrease in discontinued operations is primarily attributable to the sale of four non-strategic business units.

      Revenues for fiscal 2004 relating to the Domestic Core Operations totaled $92.9 million compared to prior-year results of $85.0 million, an increase of $7.9 million or 9.3%. The increase was primarily related to a large well casing project being run out of our Houston office that generated $5.7 million in revenues in fiscal 2004 compared to $0.4 million in the year-earlier period. In addition, our commercial coatings offices experienced increased revenues of $2.1 million in fiscal 2004 compared to the year-earlier period, primarily due to increased activity levels in our Chicago and Bakersfield offices as well as increased inspection revenues in our Lafayette office. These increases were partially offset by decreases in several areas of our Domestic Core Operations. Our Eastern Region offices experienced a revenue decline of $0.2 million in fiscal 2004 compared to the year-earlier period, primarily as a result of lower revenues from a large bridge project in fiscal 2004 compared to the year-earlier period. Also, our Water Tank business experienced a $0.6 million revenue decline in fiscal 2004 compared to the year-earlier period. This decrease is attributed to the Federal EPA mandate that all municipal water systems serving 3,300 or more customers perform and file security and vulnerability assessments with the EPA. As a result of this mandate, municipal water systems have been deferring infrastructure maintenance as a means of allocating funds to pay for these assessments.

      Revenues from our Canadian Operations for fiscal 2004 totaled $24.1 million compared to $19.3 million, for fiscal 2003, an increase of $4.8 million, or 24.9%. Approximately $2.6 million of this increase was due to the strengthening of the Canadian dollar against the U.S. dollar in fiscal 2004 compared to fiscal 2003. The remaining increase was primarily due to increased volume of material and rectifier sales as well as an increase in the energy segment of our business.

      Revenues from our European Operations for fiscal 2004 totaled $13.1 million compared to $13.4 million, for fiscal 2003, a decrease of $0.3 million, or 2.2%. This decrease was primarily due to lower revenues received from a large contract to perform work on underground storage tanks in the United Kingdom and was offset by approximately $2.0 million due to the strengthening of the British pound against the U.S. dollar in fiscal 2004 compared to fiscal 2003.

      GROSS PROFIT. Consolidated gross profit margins were 31.8% for fiscal year 2004 compared to 31.5% for the prior-year period. Gross margins continued to benefit from the restructuring plans and cost containment programs implemented in fiscal 2001 and 2002 as well as our Board of Directors decision to approve a formal business restructuring plan in July 2002. The multi-year plan included a series of initiatives to improve gross margins as well as operating income and reduce debt. The initiatives that impacted gross margin in fiscal 2004 included the following:

      - Closure of underperforming offices. At the end of fiscal 2003, we closed one underperforming office. This office experienced a gross margin rate of 21.5% in fiscal 2003.

      - Improved material purchase program. Efficiencies were achieved in purchasing certain corrosion control materials that are sold to our customers. Our Material Sales Center experienced a 23 basis point improvement in its gross margin rate in fiscal 2004 compared to the year-earlier period.

      - Wage and salary freeze. We implemented a general wage and salary freeze for employees in fiscal 2003 in order to contain costs. This wage and salary freeze was not lifted until July 2003.

      - Restrictions on travel and entertainment. Travel and entertainment continues to be restricted to essential, revenue producing ventures.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $32.8 million (25.2% of revenues) for fiscal year 2004 compared to $35.2 million (29.9% of revenues) for fiscal 2003. Selling, general and administrative expenses for year ended March 31, 2004, included $1.5 million related to professional fees associated with our lender requirements and $1.1 million for severance and retirement benefits associated with our former Chief Executive Officer. Fiscal year 2003 included $2.9 million in professional fees related to lender requirements, $2.1 million of pension expense related to our European Operations and a $0.5 million impairment charge recorded for our European Operations. Selling, general and administrative expenses continue to improve due to the informal cost containment and restructuring plans mentioned above as well as the Board of Directors plan also mentioned above. An activity-based analysis was performed to eliminate our non-value added costs. In addition, we continue to see benefits pertaining to the closure of underperforming offices. Also, we have reduced headcount in corporate overhead areas. Headcount was reduced in both fiscal 2002 and 2003, which resulted in annual savings in each year of approximately $4.0 million. We continue to restrict travel and entertainment to essential, revenue producing ventures as well as restricting the purchase of advertising materials, catalogs, office supplies and other discretionary overhead items. Also, we had favorable claims experience in our health care costs in both fiscal 2004 and fiscal 2003.

      OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS. Operating income from continuing operations totaled $8.5 million for fiscal year 2004 compared to $2.0 million in fiscal 2003, an increase in earnings of $6.5 million. This increase is primarily related to higher restructuring costs incurred in fiscal 2003 and improved revenues generated during the fiscal year 2004.

      INTEREST EXPENSE. Interest expense totaled $9.6 million for fiscal year 2004 compared to $6.7 million in fiscal 2003. We completed our refinancing and recapitalization transaction in the fourth quarter of fiscal 2004. As a result of the refinancing, we expensed deferred financing costs associated with the previous lenders of $1.3 million in fiscal year 2004. In addition, we expensed yield maintenance amounts required under previous debt arrangements of $2.2 million in fiscal year 2004 and $1.0 million in fiscal 2003.

      INCOME TAX PROVISION. We recorded a provision for income taxes of $0.6 million for the year ended March 31, 2004 compared to a income tax benefit of $0.4 million recorded for the year ended March 31, 2003. Our effective tax rate is based on the statutory rates in effect in the countries in which we operate. We recorded a provision greater than the statutory tax rate of 34% since we have not realized the tax benefits of losses in our Domestic Core Operations for which a previously recorded valuation allowance has been provided. We intend to maintain a full valuation allowance on our domestic net deferred tax assets including net operating loss carryforwards associated with losses generated prior to our refinancing and recapitalization transaction. The refinancing and recapitalization transaction resulted in a change of control for income tax purposes as defined in U.S. tax law. As such, we will be limited as to how much of our net operating loss carryforwards will be available for use in future periods.

      LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations totaled $1.6 million in fiscal year 2004 compared to a loss of $4.4 million in fiscal year 2003, an improvement of $2.8 million. The fiscal 2004 improvement was the result of improved revenue levels, improved operating efficiencies and our overall efforts to streamline operations.

      DISCONTINUED OPERATIONS. Loss from discontinued operations, net of income taxes, for the year ended March 31, 2004, was $3.9 million compared to a loss, net of income taxes, of $6.2 million in fiscal year 2003, an improvement of $2.3 million. The loss in fiscal 2004 is primarily attributable to a $3.5 million impairment charge on net assets related to our Middle East Operations, which was recorded in the second quarter of fiscal 2004.

      CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. During fiscal 2003, we, with the assistance of independent valuation experts, completed our initial assessment test and concluded that certain of our goodwill was impaired. Effective April 1, 2002, we recognized a transitional impairment charge of $18.2 million as the cumulative effect of a change in accounting principle to reduce the carrying values of certain indefinite lived intangible assets and goodwill to estimated fair values as required by SFAS No. 142. This is a non-cash charge and does not impact compliance with the financial covenants contained in our lender agreements.

      NET LOSS. Net loss totaled $5.5 million for the year ended March 31, 2004, compared to a net loss of $28.8 million in fiscal year 2003, an improvement of $23.3 million, which was primarily attributable to $18.2 million of non-cash goodwill impairment charges as a result of a change in accounting principle in fiscal 2003, improved revenue levels, improved operating efficiencies and our overall efforts to streamline operations.

      Loss per share on a fully diluted basis totaled $0.65 per share for the year ended March 31, 2004, compared to a loss per fully diluted share of $3.43 for the year ended March 31, 2003. The weighted average number of shares used in calculating loss per share is computed based on the number of common shares issued and outstanding. On March 30, 2004, we completed our recapitalization which resulted in the issuance of warrants exercisable for 16.1 million common shares. In accordance with generally accepted accounting principles for "Participating Securities", these warrants will be included in the weighted average shares calculation only in periods in which we generate net income available to common shareholders. Net income available to common shareholders represents net income less the annual preferred stock dividend.

YEAR ENDED MARCH 31, 2003 COMPARED TO YEAR ENDED MARCH 31, 2002

      REVENUES. Revenues from continuing operations for fiscal 2003 totaled $117.6 million, compared with $134.8 million for fiscal 2002, a decrease of 12.8%.

      Our Domestic Core Operations generated revenues of $85.0 million in fiscal 2003 compared with $101.8 million in fiscal 2002, a decrease of 16.5%. This decrease was primarily related to our Preservation Team contracts with the U.S. Navy. Since June 2000, we have been providing Preservation Team services to the U.S. Navy under a demonstration contract. In calendar 2002, these contracts were placed in the normal Navy procurement process and put out for competitive bid. A number of these contracts were designated as small business contracts and we did not qualify as a small business. Therefore, we were unable to compete for these contracts as a prime contractor, although we were eventually awarded a number of subcontracts for this work. The net result was a reduction in revenues for this work of approximately $11.6 million in fiscal year 2003. In fiscal 2003, we also made the decision to close two offices in New Mexico and South America, resulting in lost revenues of approximately $1.9 million. The remaining decrease was primarily due to decreased material sales of $1.1 million and lower revenues generated by our commercial coatings offices of $1.3 million.

      Revenues relating to our Canadian Operations segment totaled $19.3 million in fiscal year 2003, compared to $21.3 million in fiscal year 2002, a decrease of 9.4%. The decrease was due primarily to lower material and rectifier sales and the closure of our office in Taiwan.

      Revenues relating to our European Operations segment totaled $13.4 million in fiscal year 2003, compared to $11.7 million in fiscal year 2002, an increase of 14.5%. The increase was primarily due to a large contract with an energy company to provide engineering services for their underground storage tanks.

      GROSS PROFIT. Consolidated gross profit margins for fiscal 2003 totaled $37.1 million (31.6% of revenues) compared to $39.5 million (29.3% of revenues) for fiscal 2002, a decrease in gross profit dollars of $2.4 million or 6.1%. The higher gross profit as a percent to revenue (a 230 basis point increase) can be attributed to informal restructuring plans and cost containment programs implemented in fiscal 2001 and 2002 as well as our Board of Directors decision to approve a formal business restructuring plan in July 2002. The multi-year plan includes a series of initiatives to improve gross margins as well as operating income and reduce debt. The initiatives that impacted gross margins in fiscal 2003 included the following:

      - Closure of underperforming offices. At the end of fiscal 2001, we closed five underperforming offices. Costs continued to be incurred in fiscal 2002 as we restructured our operations. Approximately $0.4 million in margin costs were incurred in fiscal 2002 while none were incurred in fiscal 2003. In fiscal 2002, we closed our office in Taiwan and realized gross margin improvement of $0.4 million in fiscal 2003.

      - Improved insurance programs. We moved certain insurance policies to deductible programs in fiscal 2003. These changes allowed us to reduce costs by approximately $0.7 million.

      - Improved material purchase program. Efficiencies were achieved in purchasing certain corrosion control materials that are sold to our customers. Gross margin improvement in our Material Sales Center totaled $0.3 million in fiscal 2003.

      - Wage and salary freeze. We implemented a general wage and salary freeze for employees in fiscal 2003 in order to contain costs.

      - Restrictions on travel and entertainment. Travel and entertainment was restricted to essential, revenue producing ventures.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 2003 totaled $35.2 million (29.9% of revenues), compared with $35.2 million (26.1% of revenues) for fiscal 2002. The fiscal 2003 amount of $35.2 million includes $2.9 million in professional fees related to lender requirements, severance expenses totaling $0.5 million, $2.1 million of pension expense related to our European Operations and a $0.5 million impairment charge recorded for our European Operations. The overall improvement in the base level of selling, general and administrative expenses was achieved in part by the implementation of informal cost containment programs and restructuring plans in fiscal 2001 and 2002 as well as in part because of the Board of Director's approval of a formal restructuring plan in July 2002. An activity-based analysis was performed to eliminate our non-value added costs. Savings were achieved through the following initiatives:

      - Reduced headcount in corporate overhead areas. Headcount was reduced in both fiscal 2002 and fiscal 2003. Savings of approximately $4.0 million was achieved by these headcount reductions in fiscal 2003.

      - Closed under performing offices. At the end of fiscal 2001, we closed five under performing offices. Costs continued to be incurred in fiscal 2002 as we restructured our operations. In addition, we closed our office in Taiwan in fiscal 2002. The total reduction in selling, general and administrative expenses realized by these closures was approximately $0.4 million in fiscal 2003.

      - Restrictions on travel and entertainment as well as other discretionary overhead costs. Travel and entertainment was restricted to essential, revenue producing ventures. Purchase of advertising materials, catalogs, office supplies and other discretionary overhead items were also restricted. Total savings achieved in fiscal 2003 was approximately $0.4 million.

      - Wage and salary freeze. We implemented a general wage and salary freeze for employees in fiscal 2003 in order to contain costs. In addition, the management incentive plan was suspended in fiscal 2003. The savings achieved in fiscal 2003 from the suspension of the management incentive plan was approximately $0.4 million.

      In addition to the initiatives above, we achieved a savings from reduced employee benefit costs. In fiscal 2003, we suspended the match feature in our 401(k) plan. In addition, we had a favorable claims experience in our health care costs. These items resulted in savings of approximately $0.9 million in fiscal 2003.

      OPERATING INCOME FROM CONTINUING OPERATIONS. Operating income from continuing operations for fiscal 2003 totaled $2.0 million, compared to $4.3 million for fiscal 2002, a decrease of $2.3 million. The decrease was primarily due to the decrease in revenue levels. The savings achieved in selling, general and administrative expenses were offset by the additional costs outlined above.

      INTEREST EXPENSE. Interest expense for fiscal 2003 totaled $6.7 million, compared to $5.9 million for fiscal 2002. The increase was related primarily to a provision for yield maintenance of $1.0 million in our then-outstanding senior notes.

      INCOME TAX PROVISION. We recorded an income tax benefit of $0.4 million for fiscal 2003, compared to an income tax provision of $11.2 million in fiscal 2002. Our effective rate is based on the statutory rates in effect in the countries in which we operate. See Note 6, Income Taxes, Notes to Consolidated Financial Statements included in Item 8 for a reconciliation of our effective tax rates. Within the fiscal 2002 tax provision is an increase in valuation allowance for our domestic deferred tax asset of $10.5 million.

      LOSS FROM CONTINUING OPERATIONS. As a result of the foregoing, loss from continuing operations in fiscal 2003 totaled $4.4 million, compared with a loss from continuing operations of $12.7 million in fiscal 2002, an improvement of $8.3 million. The improvement was primarily attributable to the valuation allowance for our deferred tax assets taken in fiscal 2002.

      DISCONTINUED OPERATIONS. Loss from discontinued operations, net of income taxes totaled $6.2 million for fiscal 2003, compared with a loss from discontinued operations, net of income taxes, of $5.5 million for fiscal 2002. This incremental loss was mainly attributable to currency translation adjustments and impairment charges. In fiscal 2003, four non-strategic business units were sold for a gain, net of taxes of $2.1 million.

      CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. During fiscal 2003, we, with the assistance of independent valuation experts, completed our initial assessment test and concluded that certain of our goodwill was impaired. Effective April 1, 2002, we recognized a transitional impairment charge of $18.2 million as the cumulative effect of a change in accounting principle to reduce the carrying values of certain indefinite lived intangible assets and goodwill to estimated fair values as required by SFAS No. 142. This is a non-cash charge and does not impact compliance with the financial covenants contained in our lender agreements.

      NET LOSS. The net loss for fiscal 2003 totaled $28.8 million, compared with a net loss of $18.2 million in fiscal 2002. The net loss increase reflects the impact of the change in accounting principle and increased losses from discontinued operations. Diluted loss per share increased to a loss of $3.43 in fiscal 2003 compared with a loss of $2.24 in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

      CASH FLOW. At March 31, 2004, we had working capital of $16.1 million, compared to a deficit of $25.0 million at March 31, 2003, an improvement of $41.1 million. This improvement in working capital was due to a number of factors, the most significant of which was that we completed our refinancing and recapitalization transaction on March 30, 2004. The refinancing and recapitalization transaction resulted in a $45.2 million reduction in the current portion of long-term debt in fiscal 2004. Accounts receivable increased by $6.0 million in fiscal 2004 due to higher revenue levels in fiscal 2004. The increase in accounts receivable was offset by a decrease in notes receivable of $6.4 million. On March 31, 2003, we sold a non-strategic business unit and recorded a $6.2 million note receivable, which increased working capital. This note was collected in fiscal year 2004. Inventory levels increased approximately $1.6 million in fiscal year 2004, primarily due to a large well casing project being run out of our Houston office. Accounts payable and accrued liabilities increased $2.4 million in fiscal year 2004 primarily due to higher activity levels in fiscal year 2004.

      During fiscal 2004, cash provided by operating activities totaled $1.0 million, compared to $2.3 million in fiscal 2003. The overall decrease in cash generated from operating activities was primarily due to the fact that we paid $3.2 million in yield maintenance amounts required under previous debt arrangements in fiscal 2004. We had accrued $1.0 million of this yield maintenance in fiscal 2003, but it was actually paid in fiscal 2004. Improvements in accounts and notes receivable and accounts payable and accrued expenses were offset by unfavorable changes in inventory and prepaid expenses and other. As discussed above, the change in inventory was primarily due to a large well casing project being run out of our Houston office. The change in prepaid expenses and other was primarily due to an increase in our prepaid Directors and Officers insurance of approximately $0.5 million and an April 2, 2004 payroll payment of $0.7 million that we deposited with our payroll processor on March 31, 2004.

      We believe that cash generated by operations and amounts available under our credit facilities will be sufficient to satisfy our liquidity requirements through at least fiscal 2005.

      SENIOR SECURED CREDIT FACILITY. On March 30, 2004, we entered into a $40.0 million revolving credit, term loan and security agreement with CapitalSource that expires on March 30, 2009. Initial borrowings were used to repay existing indebtedness. The revolving credit facility provides for a maximum principal amount of $19.5 million. Borrowings under the revolving credit facility are limited to borrowing base amounts as defined. The interest rate on the revolving credit facility is at prime plus 1.75%, which was 5.75% at March 31, 2004. We are also required to pay an unused line fee of 0.75% on the unused portion of the revolving credit facility and a collateral management fee of 0.50% based on the funded portion of the revolving credit facility. The revolving credit facility includes a credit sub-facility of $7.0 million for the issuance of standby letters of credit. Standby letter of credit fees are 3.0% on the undrawn face amount of all outstanding standby letters of credit. At March 31, 2004, we had $2.8 million outstanding under the revolving credit facility and $6.1 million of outstanding letters of credit. Total availability under the revolving credit facility at March 31, 2004, was approximately $4.5 million, after giving consideration to the borrowing base limitations under the revolving credit facility.

      The term loan facility provided for an original principal amount of $20.5 million. The term loan bears interest at prime plus 3.5% subject to a floor of 7.5%. The term loan requires us to make monthly principal payments from inception to March 1, 2009. The amount of the monthly payments are fixed, but the monthly amount increases each year. In addition, notwithstanding any other provisions in the revolving credit, term loan and security agreement, we are required to pay 50% of our excess cash flow, as defined, each year, starting with the year ending March 31, 2005, to further pay down the term loan. At March 31, 2004, the outstanding balance on the term loan was $20.5 million.

      Borrowings under the revolving credit, term loan and security agreement are secured by a first priority security interest in our domestic and Canadian accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate. We have also pledged slightly less than two-thirds of the capital stock of two of our foreign subsidiaries. The agreement requires us to maintain certain financial ratios and limits our ability to pay cash dividends, incur additional indebtedness and make investments, including acquisitions, and to take certain other actions specified therein. We were in compliance with these covenants at March 31, 2004.

      SENIOR SECURED SUBORDINATED NOTES. On March 30, 2004, we entered into a senior secured subordinated note and equity purchase agreement with American Capital pursuant to which we sold $14.0 million of our senior secured subordinated notes and a warrant to purchase 3,936,967 of our common shares to American Capital. Initial borrowings were used to repay existing indebtedness. The interest rate on the senior secured subordinated notes is 12.5%. The senior secured subordinated notes do not require principal payments and the notes are due on March 29, 2011. The senior secured subordinated notes are secured by a lien on our domestic and Canadian accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate subordinated in lien priority only to the liens in favor of CapitalSource. The senior secured subordinated note and equity purchase agreement requires us to maintain certain financial ratios and limits our ability to pay cash dividends, incur additional indebtedness, make investments, including acquisitions, and to take certain other actions specified therein. We were in compliance with these covenants at March 31, 2004.

      SERIES B CUMULATIVE REDEEMABLE VOTING PREFERRED STOCK. On March 30, 2004, we entered into a securities purchase agreement with CPI pursuant to which we sold 13,000 shares of our Series B Preferred Stock and a warrant to purchase 12,113,744 of our common shares to CPI for aggregate consideration of $13.0 million. We used these proceeds to repay our outstanding indebtedness. The securities purchase agreement requires us to maintain certain financial ratios and limits our ability to incur additional indebtedness, make investments, including acquisitions, and to take certain other actions specified therein. We were in compliance with these covenants at March 31, 2004. In addition, the Series B Preferred Stock is redeemable at the option of the holders of Series B Preferred Stock upon the occurrence of certain events.

      The Series B Preferred Stock will accrue cumulative quarterly dividends at an annual rate of 13.5%. In the event we do not maintain certain financial covenants for the twelve months preceding any quarterly dividend payment date, the annual dividend rate will increase to 16.5% for each subsequent calendar quarter during which we fail to comply with such financial covenants. Dividends on the Series B Preferred Stock are payable either (i) in cash if then permitted under the terms of our outstanding senior secured credit facility and/or senior secured subordinated notes or (ii) in additional shares of Series B Preferred Stock. Dividends payable in cash would be paid when, as and if declared by the Board of Directors out of funds legally available thereof. The terms of our senior financing prohibit, unless approved by the lender, the payment of any cash dividends on the Series B Preferred Stock while such debt is outstanding.

      CONTRACTUAL OBLIGATIONS. The following table summarizes our contractual obligations at March 31, 2004:

                                                       PAYMENTS DUE BY PERIOD
                                         -----------------------------------------------
                                                  LESS THAN   1 - 3     4 - 5    AFTER 5
(IN THOUSANDS)                            TOTAL    ONE YEAR   YEARS     YEARS     YEARS
                                         -------  ---------  -------   -------   -------
Indebtedness:
  Revolving Credit Facility, Due 2009    $ 2,779   $ 2,779   $    --   $    --   $    --
  Term Loan, Due 2009                     20,500     2,500    12,000     6,000        --
  Senior Secured Subordinated Notes(1)    14,000        --        --        --    14,000
  Other Debt Obligations                     154        --       154        --        --
  Management Fee                           3,200       400     1,200       800       800
  Operating Leases                         7,424     2,475     3,842       907       200
                                         -------   -------   -------   -------   -------
Total Contractual Cash
    Obligations                          $48,057   $ 8,154   $17,196   $ 7,707   $15,000
                                         =======   =======   =======   =======   =======

   (1) The Senior Secured Subordinated Notes is net of discount of $2,932 as reported on the Consolidated Financial Statements.

RELATED PARTY TRANSACTIONS

      On March 30, 2004, we entered into a services agreement with Wingate Partners, an affiliate of CPI. The services agreement provides that Wingate Partners agrees to consult with the Board of Directors in such a manner and on such business and financial matters as would be reasonably requested from time to time by the Board, including financial advisory, management advisory, strategic planning, monitoring and other related services, in exchange for which we will pay an annual non-refundable services fee of $0.4 million payable quarterly in advance, to such persons designated by Wingate Partners. In lieu of paying any quarterly installment of the services fee in cash, we may, at our option, or if we are restricted from paying any such quarterly installment in cash under, or the Board determines that payment of such quarterly installment in cash would result in a default under, the terms of our new senior secured credit facility or senior secured subordinated notes, delay payment and accrue any unpaid portion of the services fee, without interest. The services agreement will have an initial term of eight years, which term will automatically renew for successive one year periods thereafter unless either party notifies the other of its desire to terminate the services agreement.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of various interest entities as defined in the Interpretation. We do not expect the adoption of this Interpretation to have a material impact on our results of operations or financial position.

      In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and the periodic benefit cost of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is in effect for our fiscal years ended June 14, 2004, and interim periods beginning after June 15, 2004, for foreign plans. The adoption of this revision is not expected to have a material impact on our results of operations, financial position or disclosures.

      In November 2003, the Emerging Issues Task Force ("EITF") issued EITF 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128", FASB Statement No. 128, "Earning Per Share". This EITF provides clarification on the earning per share calculation for participating securities as defined under FASB No. 128. The EITF is effective for the reporting period after March 31, 2004. Prior period earnings per share amounts presented for comparative purposes should be restated to conform to the guidance in the consensus. We do not expect the adoption of this EITF to have a material effect on our consolidated financial statements or our results from operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES

      In the normal course of business, our operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. We do not enter into interest rate or foreign currency transactions for speculative purposes.

INTEREST RATE RISK

      Our primary interest rate risk exposure results from our revolving credit and term loan facilities, senior secured subordinated notes and various smaller lines of credit that we maintain with foreign banks. If interest rates were to increase 200 basis points (2%) from March 31, 2004, rates, and assuming no changes in debt from the March 31, 2004, levels, the additional annual interest expense would be approximately $0.7 million.

FOREIGN OPERATIONS AND FOREIGN CURRENCY EXCHANGE RISK

      Our foreign subsidiaries generally conduct business in local currencies. Changes in foreign currency exchange rates could impact the translation of our investments in foreign operations and our foreign currency denominated earnings, cash flows and assets. During fiscal 2004, we recorded a favorable foreign currency translation adjustment of $1.7 million in our stockholders'equity related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the United States dollar in relation to the Canadian dollar and the British pound. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
      Corrpro Companies, Inc.:

      We have audited the accompanying consolidated balance sheets of Corrpro Companies, Inc. and subsidiaries (Company) as of March 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity(deficit), and cash flows for each of the years in the three-year period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the Standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corrpro Companies, Inc. and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in note 1, to the accompanying consolidated financial statements, effective April 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP

Cleveland, Ohio

June 17, 2004

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2004 AND 2003

                                 (In Thousands)

                                     ASSETS

                                                                     2004        2003
                                                                   --------    --------
CURRENT ASSETS:
    Cash and cash equivalents                                      $  2,498    $  7,037
    Accounts receivable, less allowance for doubtful accounts of
        $729 and $660 at March 31, 2004 and 2003, respectively       24,139      18,156
    Note receivable                                                     768       7,192
    Inventories                                                       9,807       8,233
    Prepaid expenses and other                                        5,974       4,246
    Assets held for sale                                                 --       9,846
                                                                   --------    --------
         Total current assets                                        43,186      54,710
                                                                   --------    --------

PROPERTY, PLANT AND EQUIPMENT:

    Land                                                                548         443
    Buildings and improvements                                        6,153       4,897
    Equipment, furniture and fixtures                                17,242      15,610
                                                                   --------    --------
                                                                     23,943      20,950
    Less accumulated depreciation                                   (16,794)    (13,968)
                                                                   --------    --------
    Property, plant and equipment, net                                7,149       6,982
                                                                   --------    --------

OTHER ASSETS:
    Goodwill, net                                                    14,560      13,343
    Deferred income taxes                                               763         482
    Other assets                                                      7,055       3,023
                                                                   --------    --------
         Total other assets                                          22,378      16,848
                                                                   --------    --------

                                                                   $ 72,713    $ 78,540
                                                                   ========    ========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2004 AND 2003

                                 (In Thousands)

                 LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)

                                                                                  2004        2003
                                                                                --------    --------
CURRENT LIABILITIES:
  Revolving credit facility                                                     $  2,779    $ 22,192
  Current portion of long-term debt                                                2,500      28,284
  Accounts payable                                                                10,894       9,081
  Accrued liabilities and other                                                   10,874      10,313
  Liabilities held for sale                                                           --       3,454
                                                                                --------    --------
      Total current liabilities                                                   27,047      73,324
                                                                                --------    --------

LONG-TERM DEBT
  Long-term debt, net of current portion                                          18,154         765
  Senior secured subordinated notes, net of discount of $2,932                    11,068          --
                                                                                --------    --------
        Total long-term debt                                                      29,222         765
                                                                                --------    --------

OTHER LONG-TERM LIABILITIES                                                        4,186       3,252

WARRANTS                                                                           8,994          --

COMMITMENTS AND CONTINGENCIES                                                         --          --

SERIAL PREFERRED SHARES
  Serial Preferred Shares issued and outstanding 13 shares of
    Series B Cumulative Redeemable Voting Preferred Stock, without par value,
    liquidation value of $13,000                                                   5,993          --

  SHAREHOLDERS' EQUITY (DEFICIT):
  Common Shares, voting, no par value, at stated value; 40,000 shares authorized; 8,507 shares issued in 2004 and 2003; 8,443 and
    8,408 shares outstanding in 2004 and 2003                                      2,276       2,276
  Additional paid-in capital                                                      46,266      46,560
  Accumulated deficit                                                            (50,555)    (45,076)
  Accumulated other comprehensive loss                                               (95)     (1,597)
  Common Shares in treasury, at cost;
    64 and 99 shares held in 2004 and 2003                                          (621)       (964)
                                                                                --------    --------
         Total shareholders' equity (deficit)                                     (2,729)      1,199
                                                                                --------    --------

                                                                                $ 72,713    $ 78,540
                                                                                ========    ========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

                      (In Thousands, Except Per Share Data)

                                                                     2004         2003         2002
                                                                  ---------    ---------    ---------
Revenues                                                          $ 130,084    $ 117,623    $ 134,784

Operating costs and expenses:
  Cost of sales                                                      88,713       80,506       95,292
  Selling, general and administrative expenses                       32,841       35,157       35,179
                                                                  ---------    ---------    ---------
Operating income                                                      8,530        1,960        4,313

Interest expense                                                      9,565        6,725        5,878
                                                                  ---------    ---------    ---------
Loss from continuing operations before
  Income taxes                                                       (1,035)      (4,765)      (1,565)
Provision (benefit) for income taxes                                    576         (363)      11,155
                                                                  ---------    ---------    ---------
Loss from continuing operations                                      (1,611)      (4,402)     (12,720)
Discontinued operations:
  Loss from operations, net of income taxes                          (3,822)      (8,280)      (5,497)
  Gain (loss) on disposals, net of income taxes                         (46)       2,095           --
                                                                  ---------    ---------    ---------
Loss before Cumulative effect of change in accounting principle      (5,479)     (10,587)     (18,217)
Cumulative effect of change in accounting principle                      --      (18,238)          --
                                                                  ---------    ---------    ---------
Net Loss                                                          $  (5,479)   $ (28,825)   $ (18,217)
                                                                  =========    =========    =========

Loss per share - Basic:
  Loss from continuing operations                                 $   (0.19)   $   (0.52)   $   (1.57)
  Discontinued operations:
  Loss from operations, net of income taxes                           (0.45)       (0.99)       (0.67)
  Gain (loss) on disposal, net of income taxes                        (0.01)        0.25           --
                                                                  ---------    ---------    ---------
Loss before Cumulative effect of change in accounting principle       (0.65)       (1.26)       (2.24)
Cumulative effect of change in accounting principle                      --        (2.17)          --
                                                                  ---------    ---------    ---------
Net Loss                                                          $   (0.65)   $   (3.43)   $   (2.24)
                                                                  =========    =========    =========

Weighted average shares outstanding - Basic                           8,419        8,387        8,119
                                                                  =========    =========    =========

Loss per share - Diluted:
  Loss from continuing operations                                 $   (0.19)   $   (0.52)   $   (1.57)
  Discontinued operations:
  Loss from operations, net of income taxes                           (0.45)       (0.99)       (0.67)
  Gain (loss) on disposal, net of income taxes                        (0.01)        0.25           --
                                                                  ---------    ---------    ---------
Loss before Cumulative effect of change in accounting principle       (0.65)       (1.26)       (2.24)

Cumulative effect of change in accounting principle                      --        (2.17)          --
                                                                  ---------    ---------    ---------
Net Loss                                                          $   (0.65)   $   (3.43)   $   (2.24)
                                                                  =========    =========    =========

Weighted average shares outstanding - Diluted                         8,419        8,387        8,119
                                                                  =========    =========    =========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(DEFICIT)
                FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

                                 (In Thousands)

                                                                                          ACCUMULATED
                                                                                             OTHER
                                                 COMMON SHARES                              COMPRE-      COMMON
                                              -------------------  ADDITIONAL    ACCUM-     HENSIVE      SHARES
                                                            PAR      PAID-IN     ULATED      INCOME        IN
                                               NUMBER      VALUE     CAPITAL     DEFICIT     (LOSS)     TREASURY     TOTAL
                                              --------   --------  ----------   --------  -----------   --------    --------
March 31, 2001                                   7,866   $  2,276   $ 49,979    $  1,966    $ (6,679)   $ (6,024)   $ 41,518
Comprehensive Loss:
     Net loss                                       --         --         --     (18,217)         --          --     (18,217)
     Minimum pension liability, net of
       tax of $74                                   --         --         --          --        (132)         --        (132)
     Cumulative translation adjustment              --         --         --          --        (191)         --        (191)
                                                                                                                    --------
  Total Comprehensive Loss                          --         --         --          --          --          --     (18,540)

  Issuance of 391 Treasury Shares                  391         --     (2,986)         --          --       3,865         879
                                              --------   --------   --------    --------    --------    --------    --------
March 31, 2002                                   8,257      2,276     46,993     (16,251)     (7,002)     (2,159)     23,857
  Comprehensive Loss:
     Net loss                                       --         --         --     (28,825)         --          --     (28,825)
     Write-off Translation adjustment
        related to Discontinued operations          --         --         --          --       3,301          --       3,301
     Write-off of minimum pension liability
        related to Discontinued operations          --         --         --          --         498          --         498
     Cumulative translation adjustment              --         --         --          --       1,606          --       1,606
                                                                                                                    --------
  Total Comprehensive Loss                          --         --         --          --          --          --     (23,420)

  Issuance of 934 Stock Warrants                    --         --        626          --          --          --         626
  Issuance of 151 Treasury Shares                  151         --     (1,059)         --          --       1,195         136
                                              --------   --------   --------    --------    --------    --------    --------
 March 31, 2003                                  8,408      2,276     46,560     (45,076)     (1,597)       (964)      1,199
  Comprehensive Loss:
     Net loss                                       --         --         --      (5,479)         --          --      (5,479)
       Minimum pension liability, net
         of tax of $66                              --         --         --          --        (155)         --        (155)
     Cumulative translation adjustment              --         --         --          --       1,657          --       1,657
                                                                                                                    --------
  Total Comprehensive Loss                          --         --         --          --          --          --      (3,977)

  Issuance of 35 Treasury Shares                    35         --       (294)         --          --         343          49
                                              --------   --------   --------    --------    --------    --------    --------

March 31, 2004                                   8,443   $  2,276   $ 46,266    $(50,555)   $    (95)   $   (621)   $ (2,729)
                                              ========   ========   ========    ========    ========    ========    ========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

                                 (In Thousands)

                                                                 2004        2003        2002
                                                               --------    --------    --------
Cash flows from operating activities:
  Net loss                                                     $ (5,479)   $(28,825)   $(18,217)
  Adjustments to reconcile net loss
    to net cash provided by continuing operations:
    Loss on discontinued operations                               3,868       6,185       5,497
    Depreciation and amortization                                 3,641       3,130       4,257
    401(k) matching contributions in Treasury shares                 --         136         841
    Minimum pension liability                                        --         498          --
    Deferred income taxes                                          (264)     (1,014)      7,297
    Gain (loss) on sale of assets                                   (24)         11         (87)
    Cumulative effect of change in accounting principle              --      18,238          --
Changes in operating assets and liabilities,
    net of effects of acquisitions:
        Accounts and notes receivable                             1,196         787       4,844
        Inventories                                              (1,138)      1,525       4,459
        Prepaid expenses and other                               (2,426)       (990)      3,218
        Other assets                                               (836)       (780)      3,819
        Accounts payable and accrued expenses                     2,418       3,588      (1,158)
                                                               --------    --------    --------
         Total adjustments                                        6,435      31,314      32,987
                                                               --------    --------    --------
         Net cash provided by continuing operations                 956       2,489      14,770
                                                               --------    --------    --------

Cash flows from investing activities:
  Additions to property, plant and equipment                       (712)       (396)       (663)
  Proceeds from disposal of property, plant and equipment           182         499         796
                                                               --------    --------    --------
         Net cash provided (used) by investing activities          (530)        103         133
                                                               --------    --------    --------

Cash flows from financing activities:
  Net borrowing from new revolving credit facility                2,779          --          --
  Net proceeds from issuance of Preferred Shares and warrants    12,055          --          --
  Proceeds from senior subordinated notes and warrants           14,000          --          --
  Proceeds from senior secured notes                             20,500          --          --
  Payment of old senior notes                                   (27,108)     (1,609)     (1,714)
  Payment of old revolving credit facility and other debt       (24,500)     (9,707)     (3,699)
  Payment of financing cost                                      (5,281)       (203)        (61)
    Net proceeds from issuance of Common Shares                      49          --          40
                                                               --------    --------    --------
         Net cash used by financing activities                   (7,506)    (11,519)     (5,434)
                                                               --------    --------    --------

Effect of changes in foreign currency exchange rates on cash         16         154          (7)
                                                               --------    --------    --------

Cash provided by (used for) discontinued operations               2,525      10,994      (8,259)
                                                               --------    --------    --------

Net increase (decrease) in cash                                  (4,539)      2,221       1,203
Cash and cash equivalents at beginning of year                    7,037       4,816       3,613
                                                               --------    --------    --------
Cash and cash equivalents at end of year                       $  2,498    $  7,037    $  4,816
                                                               ========    ========    ========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

                      (In Thousands, Except Per Share Data)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION AND BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Corrpro Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain fiscal 2003 and 2002 amounts have been reclassified to conform with the fiscal 2004 presentation.

      The Company's operations provide corrosion control engineering and services, systems and equipment to the infrastructure, environmental and energy markets throughout the world.

      In July 2002, the Company's Board of Directors approved a formal business restructuring plan. The multi-year plan included a series of initiatives to improve operating income and reduce debt by selling non-core business units. The Company engaged outside professionals to assist in the disposition of its domestic and international non-core business units. Prior to the quarter ended September 30, 2002, the Company's non-core domestic and international units were reported as the Other Operations and International Operations reporting segments. Effective as of the quarter ended September 30, 2002, the Other Operations and the International Operations reporting segments were eliminated and the non-core domestic and international units were reported as discontinued operations. Prior-year financial statements were reclassified to reflect these non-core units as discontinued operations, which were also referred to as "assets and liabilities held for sale."

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

      Accounts receivable are presented net of allowances for doubtful accounts of $729 and $660 at March 31, 2004 and 2003, respectively. Bad debt expense totaled $193, $467 and $617 in fiscal 2004, 2003 and 2002, respectively. Trade receivables written off, net of recoveries of prior years write-offs, totaled $124, $1,703 and $874 in fiscal 2004,

2003 and 2002, respectively.

INVENTORIES

      Inventories are valued at the lower of cost or market with cost being determined on the first-in, first-out method. Inventories consist of the following at March 31, 2004 and 2003:

                                     2004     2003
                                    ------   ------
Component parts and raw materials   $5,156   $5,250
Finished goods                       4,651    2,983
                                    ------   ------
                                    $9,807   $8,233
                                    ======   ======

      Disposals of obsolete inventory, net of proceeds, totaled $84, $149 and $183 in fiscal 2004, 2003 and 2002, respectively.

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

      Depreciation expense totaled $1,485, $1,907 and $2,300 in fiscal 2004, 2003 and 2002, respectively.

GOODWILL, PATENTS AND OTHER INTANGIBLES

      In July 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), were issued by the Financial Accounting Standards Board. SFAS 142 changes the accounting for goodwill and indefinite life intangibles from an amortization approach to a non-amortization approach, and require periodic tests for impairment of these assets. Upon the Company's adoption of SFAS 142 on April 1, 2002, the provisions of SFAS 142 required the discontinuance of amortization of goodwill and indefinite life intangibles that had been recorded in connection with previous business combinations. The Company has completed its initial impairment testing as of April 1, 2002 under SFAS 142 and recorded an impairment loss totaling $18,238 of which $11,832 related to discontinued operations and $6,406 related to continuing operations. The loss is being recognized as the cumulative effect of a change in accounting principle. This impairment testing is also done annually in the fourth quarter and such testing indicated no additional impairment as of March 31, 2004 and 2003.

      The following table reflects the reconciliation of reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization:

                                               2002
                                             --------
NET LOSS:
Reported Net Loss                            $(18,217)
Add back Goodwill Amortization                  1,723
                                             --------
Adjusted Net Loss                            $(16,494)
                                             ========

Income (loss) per share - Basic & Diluted:
    As reported                              $  (2.24)
    Adjusted Net Loss                        $  (2.03)

      Goodwill balances as of March 31, 2004, totaled $14,560 compared to $13,343 at March 31, 2003. The increase in goodwill was primarily the result of Canadian foreign currency translation adjustments.

      In determining the fair value of the reporting units for SFAS 142, the Company uses the income approach, market approach and the allocation of market capitalization as its measures of valuation to periodically review the impairment of goodwill.

      Included in other assets are amortizable assets consisting primarily of patents, trademarks and covenants not to compete. Such assets, with a net book value of $888 and $1,083 at March 31, 2004 and 2003, respectively, are amortized on the straight-line method over their estimated useful lives ranging from 4 to 20 years. Amortization expense for such assets totaled $237, $217 and $227 in fiscal 2004, 2003 and 2002, respectively. Amortization expense is anticipated to be approximately $237 for each of the next five fiscal years.

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

REVENUE RECOGNITION

      The Company records income from construction and engineering contracts under the percentage-of- completion method, using costs incurred to date in relation to estimated total costs of the contracts, to measure the stage of completion. Original contract prices are adjusted for change orders and claims when the change order or claim has been approved by the customer. Cost budgets are revised, when necessary, in the amounts that are reasonably estimated based on the Project Leaders' knowledge of the project as well as the Company's historical experience. The cumulative effects of changes in estimated total contract costs and revenues are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded. Accounts receivable includes $1,180 and $1,218 at March 31, 2004 and 2003, respectively, of amounts billed but not paid by customers under retainage provisions of contracts. Prepaid expenses and other includes $2,928 and $2,321 at March 31, 2004 and 2003, respectively, of amounts related to costs and estimated earnings in excess of billings on uncompleted contracts. Accrued liabilities and other includes $1,422 and $1,252 at March 31, 2004 and 2003, respectively, of amounts related to billings in excess of costs and estimated earnings on uncompleted contracts. The Company recognizes revenue from product sales upon shipment and transfer of ownership.

PRODUCT DEVELOPMENT EXPENSES

      Expenditures for product development costs were minimal in fiscal 2004, 2003 and 2002.

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

      At March 31, 2004, warranty costs were not material to the consolidated financial statements.

INCOME TAXES

      The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities. The Company recorded a valuation allowance for its net domestic deferred tax assets and net operating loss carryforwards of $10,472 in the fourth quarter of fiscal 2002. The Company intends to maintain a full valuation allowance for its net domestic deferred tax assets until sufficient positive evidence exists to support the reversal of the remaining reserve. Until such time, except for foreign and state tax provisions, the Company will have no reported tax provision, net of changes in the valuation allowance. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. See Note 6 of Notes to Consolidated Financial Statements of the Company for additional information regarding income taxes.

EARNINGS PER SHARE

      Basic Earnings Per Share ("EPS") is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares and potential shares outstanding for the period. Stock options and warrants are the only potential common shares and are considered in the Company's diluted EPS calculation. Potential common shares are computed using the treasury stock method. The effect of the 150 and 45 incremental shares stock options in fiscal 2004 and 2003, respectively, have been excluded from dilutive weighted average shares, as the net loss for the year would cause the incremental shares to be antidilutive. Moreover, the effect of the 818 and 477 weighted average incremental shares from the issuance of stock warrants in fiscal 2004 and 2003, respectively, have been excluded from dilutive weighted average shares, as the net loss for the year would cause the incremental shares to be antidilutive. On March 30, 2004, the Company completed a recapitalization that resulted in the issuance of warrants exercisable for Common Shares. In accordance with generally accepted accounting principles for "Participating Securities," these warrants will be included in the weighted average shares calculation only in periods in which the Company generates net income available to common shareholders. Net income available to common shareholders represents net income less the annual preferred stock dividend.

COMPREHENSIVE INCOME (LOSS)

      Accumulated other comprehensive income (loss) is reported separately from retained earnings and additional paid-in-capital in the Consolidated Balance Sheets. Items considered to be other comprehensive income (loss) include adjustments made for foreign currency translation (under SFAS No. 52) and pensions (under SFAS No. 87).

Components of other accumulated comprehensive income (loss) consist of the following:

                         MARCH 31,   MARCH 31,
                           2004        2003
                         ---------   ---------
Translation adjustment    $    60     $(1,597)
Pensions                     (155)         --
                          -------     -------
Ending Balance            $   (95)    $(1,597)
                          =======     =======

      Components of comprehensive income (loss) consist of the following:

                                            TWELVE MONTHS ENDED
                                                 MARCH 31,
                                             2004        2003
                                           --------    --------
Net loss                                   $ (5,479)   $(28,825)
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustment                        1,657       1,606
Pensions                                       (155)         --
Write-off translation adjustment related
    to European operations                       --        (152)
Write-off translation adjustment related
    to discontinued operations                   --       3,453
Write-off pensions related to European
    operations                                   --         498
                                           --------    --------
Total comprehensive loss                   $ (3,977)   $(23,420)
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

FINANCIAL STATEMENT ESTIMATES

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from these estimates.

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

                                                          2004          2003          2002
                                                       ----------    ----------    ----------
Loss from continuing operations:
     As reported                                       $   (1,611)   $   (4,402)   $  (12,720)
     Pro forma                                             (2,504)       (4,658)      (12,899)

Loss from continuing operations per share - Basic:
     As reported                                       $    (0.19)   $    (0.52)   $    (1.57)
     Pro forma                                              (0.30)        (0.56)        (1.59)

Loss from continuing operations per share - Diluted:
     As reported                                       $    (0.19)   $    (0.52)   $    (1.57)
     Pro forma                                              (0.30)        (0.56)        (1.59)

      All options were granted at an exercise price equal to the market price of the Company's common stock at the date of the grant. The weighted-average fair value price at the date of grant for options granted during fiscal 2004, 2003 and 2002 was $1.52, $0.32 and $3.70 per option, respectively. For purposes of this pro forma, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The significant assumptions used were risk-free interest rates ranging from 3.3% to 4.75%, expected volatility of 118.7% for 2004, 142.0% for 2003 and 113.5% for 2002, an expected life of 10 years and no expected dividends. As a result of the change in control, 854 options vested.

2.  ASSETS AND LIABILITIES HELD FOR SALE

      In July 2002, the Company's Board of Directors approved a formal business restructuring plan. The multi-year plan included a series of initiatives to improve operating income and reduce debt by selling non-core business units. The Company engaged outside professionals to assist in the disposition of its domestic and international non-core business units. Prior to the quarter ended September 30, 2002, the Company's non-core domestic and international units were reported as the Other Operations and International Operations reporting segments. Effective as of the quarter ended September 30, 2002, the Other Operations and the International Operations reporting segments were eliminated and the non-core domestic and international units were reported as discontinued operations. Prior-year financial statements were reclassified to reflect these non-core units as discontinued operations, which were also referred to as "assets and liabilities held for sale."

      In the second quarter of fiscal 2004, the Company's Board of Directors removed our European Operations from discontinued operations. The Board concluded that the Company's value would be enhanced by maintaining its European presence rather than by selling the European Operations at this time, based in part on the strength of the local management team, the similar characteristics of the served markets, and the favorable prospects for this business. Therefore, effective in the second quarter of fiscal 2004, the Company reported quarterly and annual results of its European Operations in its continuing operations, and prior-year financial statements have been reclassified to reflect its European Operations as continuing operations.

      Assets and liabilities held for sale consisted of the following at March 31, 2003:

Cash                                 $ 1,296
Accounts Receivable                    4,656
Inventory                              1,394
Prepaid Expenses                       2,173
Property, plant and equipment, net        --
Goodwill and Other Assets                327
                                     -------
Assets held for sale                 $ 9,846
                                     =======

Current Liabilities                  $ 3,525

Deferred Taxes & Minority Interest       (71)
                                     -------
Liabilities held for sale            $ 3,454
                                     =======

      Operating gains or losses have been experienced with the disposition of the non-core assets at the time of disposal during implementation of the restructuring plan. Statements of operations for the discontinued operations for the years ended March 31, 2004, 2003 and 2002 are shown below.

                                                   FOR THE TWELVE MONTHS ENDED
                                                            MARCH 31,
                                                --------------------------------
                                                  2004        2003        2002
                                                --------    --------    --------
Revenues                                        $ 10,058    $ 26,906    $ 37,406
Operating cost and expenses:
   Cost of sales                                   7,863      17,918      26,742
   Selling, general & administrative expenses      5,651      15,549      14,584
                                                --------    --------    --------
Operating loss                                    (3,456)     (6,561)     (3,920)
(Gain) loss on disposal                               46      (2,095)         --
Interest expense                                     366       1,637       1,474
                                                --------    --------    --------
Loss from discontinued operations
   before income taxes                            (3,868)     (6,103)     (5,394)
Provision for income taxes                            --          82         103
                                                --------    --------    --------
Loss from discontinued operations               $ (3,868)   $ (6,185)   $ (5,497)
                                                ========    ========    ========

      The Company allocated interest to discontinued operations of $366, $1,637 and $1,474 for fiscal 2004, 2003 and 2002, respectively, based on estimated proceeds from the discontinued operations dispositions that were used to pay down the Revolving Credit Facility and Senior Notes (see Note 3 - Long-Term
Debt). The interest rate used to calculate the interest expense allocated was the weighted average interest rate of the Revolving Credit Facility and Senior Notes.

      During fiscal 2004, the Company substantially completed the sale of its Middle East subsidiaries after recording impairment charges relating to these operations of $3,530. In March 2004, the Company recorded a remaining note receivable for $768, which the Company collected in fiscal 2005, for its Middle East subsidiaries. During the first quarter of fiscal 2004, the Company sold its Asia Pacific operations for a net loss of $46 after taking into account an impairment charge on net assets which was recorded during the fourth quarter of fiscal 2003 totaling $1,575. During fiscal 2003, the Company disposed of four non-strategic business units. First, in March 2003, the Company sold its Bass-Trigon Software business unit for $3,150 and recognized a gain of $194. Also, in March 2003, the Company recorded a note receivable for $6,232, which the Company collected in fiscal 2004, for its Rohrback Cosasco Systems subsidiary and recognized a gain of $1,809. The Company also disposed of two smaller international offices resulting in a net gain of $92 during fiscal 2003. The net proceeds from dispositions were used to pay down debt.

      During fiscal 2003, the Company recorded an impairment charge relating to its Asia Pacific operations totaling $1,575 based on current market value of these operations and additionally recorded an impairment charge totaling $450 based on market value analysis of its Middle East operations. Additionally, an impairment charge totaling $450, based on a market value analysis, was recorded for its European operations which is now reported in continuing operations in fiscal 2003. Also during fiscal 2003, discontinued operations recorded charges to selling, general and administrative expenses totaling $3,813 related to currency translation.

3.  LONG-TERM DEBT:

      Long-term debt at March 31, 2004 and 2003 consisted of the following:

                                           2004      2003
                                         -------   -------
New Term Loan,                           $20,500   $    --
New Senior Secured Subordinated Notes,
   due 2011, net of discount $2,932       11,068        --
New Revolving Credit Facility              2,779        --
Old Senior Notes, due 2008                    --    26,824
Old Revolving Credit Facility                 --    22,192
Other                                        154     2,225
                                         -------   -------
                                          34,501    51,241
Less: current portion                      5,279    50,476
                                         -------   -------
                                         $29,222   $   765
                                         =======   =======

      On March 30, 2004, the Company entered into a $40.0 million revolving credit, term loan and security agreement that expires on March 30, 2009. Initial borrowings were used to repay existing indebtedness. The revolving credit facility provides for a maximum principal amount of $19.5 million. Borrowings under the revolving credit facility are limited to borrowing base amounts as defined. The interest rate on the revolving credit facility is at prime plus 1.75%, which was 5.75% at March 31, 2004. The Company is also required to pay an unused line fee of 0.75% on the unused portion of the revolving credit facility and a collateral management fee of 0.50% based on the funded portion of the revolving credit facility. The revolving credit facility includes a credit sub-facility of $7.0 million for the issuance of standby letters of credit. Standby letter of credit fees are 3.0% on the undrawn face amount of all outstanding standby letters of credit. At March 31, 2004, the Company had $2.8 million outstanding under the revolving credit facility. The Company also had $6.1 million of outstanding letters of credit as of March 31, 2004. Total availability under the revolving credit facility at March 31, 2004, was approximately $4.5 million, after giving consideration to the borrowing base limitations under the revolving credit facility. The Company paid $3,448 in deferred financing costs, which is classified in other assets on the Consolidated Balance Sheets. This amount will be amortized over the life of the debt, using the effective interest rate method.

      The term loan facility provided for an original principal amount of $20.5 million. The term loan bears interest at prime plus 3.5% subject to a floor of 7.5%. The term loan requires the Company to make monthly principal payments from inception to March 1, 2009. The amount of the monthly payments are fixed, but the monthly amount increases each year. In addition, notwithstanding any other provisions in the revolving credit, term loan and security agreement, the Company is required to pay 50% of its excess cash flow, as defined, each year, starting with the year ending March 31, 2005, to further pay down the term loan. At March 31, 2004, the outstanding balance on the term loan was $20.5 million.

      Borrowings under the revolving credit, term loan and security agreement are secured by a first priority security interest in the Company's domestic and Canadian accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate. The Company has also pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The agreement requires the Company to maintain certain financial ratios and places limitations on its ability to pay cash dividends, incur additional indebtedness, make investments, including acquisitions, and take certain other actions. The Company was in compliance with these covenants at March 31, 2004.

      On March 30, 2004, the Company entered into a $14.0 million senior secured subordinated note and equity purchase agreement. Initial borrowings were used to repay existing indebtedness. The interest rate on the senior secured subordinated notes is 12.5%. The notes do not require principal payments and are due on March 29, 2011. The senior secured subordinated notes are secured by a lien on the Company's domestic and Canadian accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate subordinated in lien priority only to the liens in favor of the senior lender. In addition, the holder of the senior secured subordinated notes received a warrant to purchase 3.9 million shares of the Company's Common Shares at an exercise price of $.001. A valuation was performed to determine the fair market value of the warrants at March 31, 2004. This value was recorded as a liability on the Company's balance sheet and the debt balance was recorded at a discount. The amount of the discount will be amortized using the effective interest method over the life of the senior secured subordinated debt agreement. The fair market value of warrant is required to be updated on a quarterly basis. The primary input into this valuation is the market price of the Common Shares. As the Company's stock price increases, the value of the warrant will increase and as the stock price decreases, the value of the warrant decreases. The change in the value of the warrant will be recorded as income or expense in future period quarterly results. This has the potential to cause volatility in reported results in future periods. In addition, the warrant agreement provides for the warrant to participate in dividend distributions, even if the warrant has not been exercised. However, the warrant is not required to participate in losses. Therefore, the warrant is considered to be a "Participating Security" by Financial Accounting Standards No. 128 for Earnings Per Share (EPS) calculations. This means that the warrant is included in the weighted average share calculation only in periods in which the Company generates net income available to common shareholders. As such, the Company's EPS calculations also have the potential to be volatile. The senior secured subordinated note and equity purchase agreement requires the Company to maintain certain financial ratios and places limitations on its ability to pay cash dividends, incur additional indebtedness, make investments, including acquisitions, and take certain other actions. The Company was in compliance with these covenants at March 31, 2004. The Company paid $1,832 in deferred financing costs, which is classified in other assets on the consolidated balance sheets. This amount will be amortized over the life of the debt, using the effective interest rate method.

      On March 30, 2004, the Company entered into a securities purchase agreement with a purchaser providing for a $13.0 million private equity investment. The proceeds were used to repay existing indebtedness. Under the terms of the securities purchase agreement, the Company issued 13,000 shares of newly-created Series B Preferred Stock. In addition, the purchaser received a warrant to purchase 12.1 million shares of Common Shares at an exercise price of $.001. A valuation was performed to determine the fair market value of the warrants at March 31, 2004. This value was recorded as a liability on the Company's balance sheet and the Series B Preferred Stock was recorded net of the value of the warrant. The fair market value of warrant is required to be updated on a quarterly basis. The primary input into this valuation is the market price of the Common Shares. As the Company's stock price increases, the value of the warrant will increase and as the stock price decreases, the value of the warrant decreases. The change in the value of the warrant will be recorded as income or expense in future period quarterly results. This has the potential to cause volatility in reported results in future periods. In addition, the warrant agreement provides for the warrant to participate in dividend distributions, even if the warrant has not been exercised. However, the warrant is not required to participate in losses. Therefore, the warrant is considered to be a "Participating Security" by Financial Accounting Standards No. 128 for Earnings Per Share (EPS) calculations. This means that the warrant is included in the weighted average share calculation only in periods in which the Company generates net income available to common shareholders. As such, the Company's EPS calculations also have the potential to be volatile. The securities purchase agreement requires the Company to maintain certain financial ratios and places limitations on its ability to incur additional indebtedness, make investments, including acquisitions, and take certain other actions. The Company was in compliance with these covenants at March 31, 2004.

      Previous Revolving Credit Facility. In March 1999, the Company entered into an $80 million revolving credit facility that originally expired on April 30, 2002 (the "Revolving Credit Facility"). Initial borrowings were used to repay existing domestic bank indebtedness. Through a series of subsequent amendments, the size of the Revolving Credit Facility was reduced to $26.4 million and the expiration date was extended to March 31,2004. Borrowings under the Revolving Credit Facility were limited to borrowing base amounts as defined. The Revolving Credit Facility provided for interest on borrowings at prime plus 5.0% and required the Company to pay a facility fee of 1.0% on the commitment amount. The Revolving Credit Facility was repaid on March 30, 2004. The Company expensed deferred financing costs of $0.2 million for the twelve months ended March 31, 2004.

      Senior Notes. In January 1998, the Company issued, through a private placement, $30 million of Senior Notes that were due 2008 (the "Senior Notes"). Through a series of subsequent amendments, the terms and conditions of the Senior Notes were modified to, among other things, change the interest rate payable on the Senior Notes and to defer certain principal payments thereunder. The Senior Notes, as amended, provided for interest at 11.35% until March
31, 2004. The Senior Notes were repaid on March 30, 2004. The Company expensed deferred financing costs of $1.1 million for the twelve months ended March 31, 2004.

      Within the Senior Notes Agreement was a yield maintenance amount provision, which ensured that the lender was paid the entire interest amount of the Senior Notes. The yield maintenance amount provisions applied to certain optional prepayments of principal under the Senior Notes and provided that the Senior Notes were subject to prepayment, in whole at any time or from time to time in part, at the option of the Company, at 100% of the principal amount so prepaid plus interest thereon to the prepayment date and the yield maintenance amount, if any, with respect to each Senior Note. Any partial prepayment of the Senior Notes, which met certain criteria, were applied against the principal amount of the Senior Notes scheduled to become due in the inverse order of maturity thereof. The Company paid and expensed yield maintenance amounts of $2.2 million for the twelve months ended March 31, 2004 as interest expense on the Consolidated Statement of Operations.

      The Company believes that cash generated by operations and amounts available under its credit facilities will be sufficient to satisfy its liquidity requirements through at least fiscal 2005.

      Cash paid for interest totaled $4,996, $6,083 and $6,636 for fiscal years 2004, 2003, and 2002, respectively.

4.  SERIAL PREFERRED SHARES

      The Series B Preferred Stock will accrue cumulative quarterly dividends at an annual rate of 13.5%. In the event the Company does not maintain certain financial covenants for the twelve months preceding any quarterly dividend payment date, the annual dividend rate will increase to 16.5% for each subsequent calendar quarter during which the Company fails to comply with such financial covenants.

      Dividends on the Series B Preferred Stock are payable either (i) in cash if then permitted under the terms of the outstanding senior indebtedness and/or subordinated indebtedness or (ii) in additional shares of Series B Preferred Stock. Dividends payable in cash would be paid when, as and if declared by the Board of Directors out of funds legally available thereof. The terms of the senior financing prohibit, unless approved by the lender, the payment of any cash dividends on the Series B Preferred Stock while such debt is outstanding.

      The Series B Preferred Stock will rank, with respect to the payment of dividends and rights upon liquidation, dissolution or winding up of the Company, senior to the Common Stock and each other class or series of capital stock of the Company the terms of which do not expressly provide that such class or series shall rank equal or senior to the Series B Preferred Stock with respect to the payment of dividends or rights upon liquidation, dissolution or winding up (collectively, "Junior Stock").

      The liquidation preference of each share of Series B Preferred Stock is $1,000 per share, plus any accrued and unpaid dividends thereon. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the

Company, the holders of Series B Preferred Stock will be entitled to receive the liquidation preference per share of Series B Preferred Stock in effect on the date of such liquidation, dissolution or winding up, plus an amount equal to any accrued but unpaid dividends thereon as of such date before any distribution or payment is made to the holders of Junior Stock.

      Under the terms of the Series B Preferred Stock, a liquidation, dissolution or winding up of the Company shall be deemed to include any sale, conveyance, exchange or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all of the capital stock or assets of the Company or a merger, consolidation or other transaction or series of related transactions in which the Company's shareholders immediately prior to such transaction do not retain a majority of the voting power in the surviving entity, unless the holders of a majority of the then-outstanding shares of Series B Preferred Stock affirmatively vote or consent in writing that any such transaction shall not be treated as a liquidation, dissolution or winding up.

      The Series B Preferred Stock is redeemable at the option of the holders of a majority of the outstanding Series B Preferred Stock upon the occurrence of any of the following events with respect to the Company:

      - the occurrence of any change in beneficial ownership, merger, consolidation, sale or other disposition of assets, or other similar type event that constitutes a "change of control" or similar-termed event, or a breach or other triggering event, under the terms of our senior indebtedness and/or subordinated indebtedness;

      - the acceleration of any amounts due under the senior indebtedness and/or subordinated indebtedness;

      - any issuance or sale of the Company's equity securities in a public or private offering resulting in aggregate net proceeds to the Company in excess of $20.0 million;

      - any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary; or

      -     the occurrence of certain bankruptcy and insolvency events.

      In addition, if then permitted by the holders of the senior indebtedness and/or subordinated indebtedness, the Series B Preferred Stock would be redeemable at the option of a majority of the holders of Series B Preferred Stock upon the occurrence of any of the following events with respect to the
Company:

      - the acquisition of 20% or more of the outstanding voting securities of the Company by any person or group, other than through the ownership or acquisition of the Series B Preferred Stock, the Purchaser Warrant, or the shares of Common Stock issued upon exercise of the Purchaser Warrant;

      - a consolidation or merger involving the Company, other than a consolidation or merger under a transaction in which (i) the outstanding voting stock of the Company remains outstanding or (ii) the beneficial owners of the outstanding voting stock of the Company immediately prior to such transaction beneficially own less than 80% of the voting stock of the surviving entity immediately following such transaction;

      - the sale, transfer, assignment, lease, conveyance or other disposition in one or a series of transactions in excess of 20% of the assets of the Company, or assets of the Company resulting in aggregate net proceeds to the Company in excess of $20.0 million; or

      - the aggregate amount of indebtedness of the Corporation is equal to or less than $2.0 million.

      Each share of Series B Preferred Stock shall entitle the holder thereof to vote on all matters voted on by the holders of Common Stock, voting together with the holders of Common Stock and all other voting stock of the Company as a single class at all annual, special and other meetings of the shareholders of the Company. Initially the Series B Preferred Stock will have approximately 51% of the total voting power of the Company. Such percentage is subject to adjustment based on shares outstanding in the future at any particular time. The percentage of voting power is mathematically calculated as follows: In any vote in which the holders of Series B Preferred Stock are entitled to vote with the holders of Common Stock, each share of Series B Preferred Stock shall entitle the holder thereof to cast that number of votes equal to the quotient of (i) the product of (A) 1.0408, multiplied by (B) the total number of votes that may be cast by the holders of all Post Transaction Fully Diluted Shares as of the record date for such vote, divided by (ii) 13,000. Future issuances of voting securities of the Company not contemplated in the securities purchase agreement will proportionately reduce the voting power of the Series B Preferred Stock.

      In addition to the foregoing, the approval of the holders of a majority of the outstanding Series B Preferred Stock, voting separately as a class, is required to:

      - amend, modify or alter any provision of the Amended Articles or the Amended Regulations that adversely affect the rights of the holders of the Series B Preferred Stock;

      - consummate a merger or consolidation of the Company or sale in excess of 40% of the assets of the Company;

      - consummate a liquidation, dissolution, winding up, recapitalization or reorganization of the Company;

      - effect any material acquisition or series of acquisitions, joint venture or strategic alliance involving the Company;

      - pay any dividends or distributions on, or make any other payment in respect of, any capital stock of the Company, except for dividends and distributions payable (i) on the Series B Preferred Stock or on any shares of capital stock of the Company ranking equal or senior to the Series B Preferred Stock, or (ii) to the holders of Common Stock in the form of additional shares of Common Stock;

      - authorize, designate, sell or issue any capital stock or debt securities (other than, with respect to debt securities, any senior indebtedness) of the Company and/or its subsidiaries, except for (i) issuances of shares of Common Stock after the initial issue date of the Series B Preferred Stock issuable upon exercise of options or rights granted to directors, officers or employees of the Company under existing or future option plans of the Company, provided that the aggregate amount of such issuances do not exceed 15% of the Post Transaction Fully Diluted Shares, (ii) issuances of Common Stock upon exercise of the Existing Warrants or (iii) issuances of Common Stock upon exercise of the Warrants; or

      - redeem or purchase any capital stock of the Company, except for (i) redemptions of Series B Preferred Stock contemplated by the terms of the Amended Articles, and (ii) payments to holder of the senior secured subordinate note upon exercise of its right to require the Company to redeem or repurchase the Warrant or the shares of Common Stock issuable upon exercise of the Warrant.

      The terms of the Series B Preferred Stock also provide that for so long as at least 40% of the shares of Series B Preferred Stock issued at the Closing remain outstanding, the holders of Series B Preferred Stock will have the right to appoint a majority of the full Board of Directors.

      After the initial issue date of the Series B Preferred Stock, the Company cannot issue or sell any capital stock or debt securities (other than senior secured indebtedness of the Company) unless prior to such issuance or sale, each holder of Series B Preferred Stock has first been given the opportunity to purchase, on the same terms and conditions on which such securities are proposed to be issued or sold by the Company, such holder's proportionate share of 51% of the securities to be issued or sold by the Company. Holders of Series B Preferred Stock will not have preemptive rights to purchase:

      - shares of Common Stock issued after the initial issue date of the Series B Preferred Stock upon exercise of options or rights granted to directors, officers or employees of the Company under existing or future option plans of the Company, provided that the aggregate amount of such shares does not exceed 15% of the Post Transaction Fully Diluted Shares;

      -     shares of Common Stock issuable upon exercise of the Existing
            Warrants;

      -     shares of Common Stock issuable upon exercise of the Warrants;

      - shares of Common Stock issuable upon conversion of convertible securities of the Company outstanding on the initial issue date of the Series B Preferred Stock; or

      - shares of Series B Preferred Stock issued in accordance with the terms of the Amended Articles.

      Shares of Series B Preferred Stock generally may be sold or otherwise transferred to a single purchaser in one transaction involving all of the outstanding Series B Preferred Stock. Any other sale or transfer of Series B Preferred Stock must be approved by a committee of disinterested directors of the Board of Directors, which consent may not be unreasonably withheld. If a committee of disinterested members of the Board of Directors approves all future transfers of Series B Preferred Stock, then such approval will be irrevocable and be binding upon the Company as to any future transfer of Series B Preferred Stock.

5.  LEASES:

      The Company leases certain office and warehouse space and equipment under operating leases and capital leases, which expire at various dates through 2012. Future minimum rental payments under long-term lease agreements are as follows:
$2,635 in 2005, $1,914 in 2006, $1,290 in 2007, $638 in 2008, $405 in 2009 and
$702 after 2009 with a cumulative total of $7,584. In addition, the Company rents other properties on a month-to-month basis.

      Total rental expense was $4,729, $4,745 and $3,926 for fiscal 2004, 2003 and 2002, respectively.

6.  INCOME TAXES:

      Components of income (loss) from continuing operations before income taxes as follows:

                  2004       2003       2002
                -------    -------    -------
United States   $(3,713)   $(4,633)   $(3,294)
Foreign           2,678       (132)     1,729
                -------    -------    -------
                $(1,035)   $(4,765)   $(1,565)
                =======    =======    =======

      Components of the provision for income taxes for continuing operations by jurisdiction follow:

                                  2004        2003        2002
                                --------    --------    --------
Current  -- Federal             $     24   $      --    $     --
         -- State and local           --         120          --
         -- Foreign                  833         718       1,618
                                --------    --------    --------
                                     857         838       1,618
Deferred -- Federal                   --          --       9,351
         -- State and local           --          --         (56)
         -- Foreign                 (281)     (1,201)        242
                                --------    --------    --------
                                    (281)     (1,201)      9,537
                                --------    --------    --------
                                $    576    $   (363)   $ 11,155
                                ========    ========    ========

      Differences between the statutory United States federal income tax rate (34%) and the effective income tax rate for continuing operations are as follows:

                                           2004        2003        2002
                                         --------    --------    --------
Federal income tax provision (benefit)
  at statutory rate                      $   (352)   $ (1,620)   $   (532)
State income taxes, net                       (82)         78         (36)
Foreign tax rate differential                (359)        686       1,182
Meals and entertainment                       151         169         178
Valuation allowance                         1,210         364      10,472
Other                                           8         (40)       (109)
                                         --------    --------    --------
Effective income tax                     $    576    $   (363)   $ 11,155
                                         ========    ========    ========

      Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following at March 31, 2004 and 2003:

                                               2004        2003
                                             --------    --------
DEFERRED TAX ASSETS
  Bad debts                                  $    183    $    208
  Other accruals                                  899         860
  Uniform cost capitalization                      19           9
  Accrued expenses                              1,031         473
  Pension and other benefit accruals              718       1,264
  Minimum tax credit                              557         557
  Federal net operating loss carryforwards      2,877       7,060
  State net operating loss carryforwards          772         772
  Other                                         1,573         835
                                             --------    --------
         Total deferred tax assets              8,629      12,038

                                               2004        2003
                                             --------    --------
DEFERRED TAX LIABILITIES
  Property, plant and equipment                  (274)       (353)
  Other                                          (409)       (367)
                                             --------    --------
         Total deferred tax liabilities          (683)       (720)
                                             --------    --------
Valuation allowance                            (7,183)    (10,836)
                                             --------    --------
Total net deferred taxes                     $    763    $    482
                                             ========    ========

      In fiscal year 2002, the Company established a full valuation allowance for its net domestic deferred tax assets due to its recurring losses. The valuation allowance was calculated in accordance with SFAS 109. The Company intends to maintain a full valuation allowance on its net domestic deferred tax assets including net operating loss carryforwards until sufficient positive evidence exists to support a reversal of the remaining allowance.

      Undistributed earnings of foreign subsidiaries amounted to $17,745 as of March 31, 2004. Deferred income taxes are not provided on these earnings as it is intended that these earnings are indefinitely re-invested in these entities.

      The Company had state net operating loss carryforwards and federal net operating loss carryforwards, which expire through 2022. The Company also has federal credit carryforwards relating to non-expiring alternative minimum tax credits. As a result of the refinancing and recapitalization transaction Corrpro experienced a change of control for income tax purposes as defined in U.S. tax law. As such, our net operating loss carryforwards available for use are limited as defined in section 382 of the U.S. tax code. Accordingly, the deferred tax asset associated with the federal net operating loss carry forwards, was reduced by $4,183, as well as the corresponding valuation allowance.

      Cash paid for income taxes totaled $1,394, $552 and $1,598 for fiscal 2004, 2003 and 2002, respectively.

7.  EMPLOYEE BENEFIT PLANS:

      One of the Company's foreign operations has a contributory defined benefit pension plan. Employees of such foreign subsidiary no longer accrue benefits under the plan, however, the Company continues to be obligated to fund prior period benefits. The Company funds the plan in accordance with recommendations from independent actuaries. Pension benefits generally depend on length of service and job grade.

      The following table sets forth the change in benefit obligation, change in plan assets, funded status, Consolidated Balance Sheets presentation, net periodic pension benefit cost and the relevant assumptions for the Company's defined benefit pension plan at March 31:

                                                      2004        2003
                                                    -------     -------
Change in benefit obligation:
  Benefit obligation at beginning of year           $ 5,168     $ 3,816
    Service cost                                         --          --
    Interest cost                                       288         249
    Assumption change                                   (88)        771
    Effects of currency translation                     886         398
    Benefits paid                                       540         (66)
                                                    -------     -------
Benefit obligation at end of year                   $ 6,794     $ 5,168

Change in plan assets
  Fair value of plan assets at beginning of year    $ 3,031     $ 3,034
    Employer contributions                              253         193
    Benefits paid                                       (88)        (66)
    Effects of currency translation                     504         319
    Investment return                                   553        (449)
                                                    -------     -------
  Fair value of plan assets at end of year          $ 4,253     $ 3,031

Funded status                                       $(2,541)    $(2,137)

Amounts recognized in Consolidated Balance Sheets
  Accrued benefit liability                         $(2,320)    $(2,137)
  Minimum pension liability                            (221)         --

                                                      2004        2003        2002
                                                    -------     -------     -------
Net periodic pension benefit cost
  Service cost                                      $    --     $    --     $    --
  Interest cost                                         288         247         218
  Expected return on assets                            (215)       (274)       (239)
  Net amortization and deferral                          --         749          17
                                                    -------     -------     -------
Net periodic pension cost                           $    73     $   722     $    (4)

Weighted-average assumptions as of March 31
  Discount rate                                        5.25%        5.0%        6.0%
  Long-term rate of return on plan assets               6.5%        8.0%        8.0%
  Rate of increase in compensation level                N/A         N/A         N/A

      The Company also maintains the Corrpro Companies, Inc. 401(k) Savings Plan for all eligible employees in the United States under Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make contributions to the plan. In addition, the plan permits matching contributions. Effective October 1, 2000, the Company began matching employee contributions with treasury shares. For fiscal year 2004 and 2003, the Company issued 0 and 121 treasury shares for the Company's matching portion. Total matching contributions in cash and treasury shares totaled $0, $199 and $977 in fiscal 2004, 2003 and 2002, respectively. Effective April 6, 2002, the Company suspended the Company match and no matching contributions were made with respect to fiscal 2004.

      The Company has entered into an agreement with one of its former executives, which provides, among other things, that such employee shall be eligible to receive retirement income, with a lifetime survivor benefit, in an amount equal to 50% of base salary. The Company has provided for this deferred compensation benefit in the accompanying Consolidated Balance Sheets.

8.  SHAREHOLDERS' EQUITY:

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

      Subject to certain exceptions, Rights will become exercisable only after a person or group acquires 20% or more of the Company's common shares or announces a tender offer for 20% or more of the Company's common shares. The Company's Board of Directors can redeem the Rights at $0.01 per Right at any time before a person acquires 20% or more of the Company's common shares. If a person or group acquires 20% or more of the Company's common shares, each Right will entitle holders, other than the acquiring party, to purchase common shares of the Company having a market value of twice the exercise price of the Right. If, after the Rights have become exercisable, the Company merges or otherwise combines with another entity, each Right then outstanding will entitle its holder to purchase a number of the acquiring party's common shares having a market value of twice the exercise price of the Right. The Plan also contains other customary provisions and is similar to plans adopted by many other companies. The Shareholder Rights Plan was terminated on March 30, 2004.

    Warrants

      On March 30, 2004, the Company completed a recapitalization that resulted in the issuance of warrants to its Series B Preferred Stockholder (see Note 3 - Long-Term Debt) exercisable for 12,114 Common Shares. The warrants are exercisable any time after March 30, 2004 until March 30, 2014. The warrants are duly authorized, validly issued, fully paid and nonassessable shares, at a purchase price of $0.001 per share. In addition, the warrant agreement provides for the warrant to participate in dividend distributions, even if the warrant has not been exercised. However, the warrant is not required to participate in losses. Therefore, the warrant is considered to be a "Participating Security" by Financial Accounting Standards No. 128 for Earnings Per Share (EPS) calculations. This means that the warrant is included in the weighted average share calculation only in periods in which the Company generates net income available to common shareholders.

      On March 30, 2004, the Company completed a recapitalization that resulted in the issuance of warrants to its Senior Secured Subordinated Note holder (see
Note 3 - Long-Term Debt) exercisable for 3,937 Common Shares. The warrants are exercisable any time after March 30, 2004 until March 30, 2011. The warrants are duly authorized, validly issued, fully paid and nonassessable shares, at a purchase price of $0.001 per share. In addition, the warrant agreement provides for the warrant to participate in dividend distributions, even if the warrant has not been exercised. However, the warrant is not required to participate in losses. Therefore, the warrant is considered to be a "Participating Security" by Financial Accounting Standards No. 128 for Earnings Per Share (EPS) calculations. This means that the warrant is included in the weighted average share calculation only in periods in which the Company generates net income available to common shareholders.

      During the quarter ended September 30, 2002, the Company issued warrants to its lenders under its previous Revolving Credit Facility and Senior Notes. The warrant issued to the Revolving Credit Facility lender permits the lender to purchase 467 shares at a purchase price of $0.01 per share exercisable any time after July 31, 2003 until September 23, 2012, and the warrant issued to the Senior Notes lender permits the lender to purchase 467 shares at a purchase price of $0.01 per share exercisable any time after July 31, 2003 until September 23, 2012. For purposes of financial reporting, the warrants were valued at $313 each and the aggregate amount of $626 increased paid-in-capital and reduced short-term and long-term debt. In connection with refinancing and recapitalization, effective March 30, 2004, the warrants were subject to certain adjustments and as a result they each were adjusted upward by 227 shares outstanding at a new adjusted exercise price of $0.00631.

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

      Stock option activity for the Company during fiscal 2004, 2003, and 2002 was as follows:

NUMBER OF SHARES                          2004         2003         2002
----------------                         ------       ------       ------
Options outstanding, beginning of year    1,399        1,303          757
Granted                                     108          270          676
Exercised                                   (35)          --           --
Expired, canceled or surrendered           (120)        (174)        (130)
                                         ------       ------       ------
Outstanding, end of year                  1,352        1,399        1,303
                                         ------       ------       ------

Exercisable, end of year                  1,226          270          305
Available for grant, end of year            289          248        1,014

Price range of options:
   Granted                               $ 1.52 to    $ 0.32 to    $ 1.30 to
                                         $ 1.69       $ 1.24       $ 3.05

   Exercised                             $ 0.32 to       N/A       $ 1.86
                                         $ 0.59

   Options outstanding, end of year      $ 0.32 to    $ 1.30 to    $ 1.86 to
                                         $13.78       $13.78       $13.78

      Of the options shares outstanding at March 31, 2004, 1,183 shares outstanding were in a price range of $0.32 to $3.75. The remaining 169 options shares outstanding were at a price range from $4.00 to $13.78. As a result of the change in control, 854 options vested.

10. BUSINESS SEGMENTS:

      In July 2002, the Company's Board of Directors approved a formal business restructuring plan. The multi-year plan included a series of initiatives to improve operating income and reduce debt by selling non-core business units. The Company engaged outside professionals to assist in the disposition of its domestic and international non-core business units. Prior to the quarter ended September 30, 2002, the Company's non-core domestic and international units were reported as the Other Operations and International Operations reporting segments. Effective as of the quarter ended September 30, 2002, the Other Operations and the International Operations reporting segments were eliminated and the non-core domestic and international units were reported as discontinued operations. Prior-year financial statements were reclassified to reflect these non-core units as discontinued operations, which were also referred to as "assets and liabilities held for sale."

      In the second quarter of fiscal 2004, the Company's Board of Directors removed our European Operations from discontinued operations. The Board concluded that the Company's value would be enhanced by maintaining its European presence rather than by selling the European Operations at this time, based in part on the strength of the local management team, the similar characteristics of the served markets, and the favorable prospects for this business. Therefore, effective in the second quarter of fiscal 2004, the Company reported quarterly and annual results of its European Operations in its continuing operations, and prior-year financial statements have been reclassified to reflect its European Operations as continuing operations.

      The Company has organized its operations into three business segments:
Domestic Core Operations, Canadian Operations and European Operations. The Company's former non-core domestic, Middle East and Asia Pacific Operations are reported as discontinued operations. Its business segments and a description of the products and services they provide are described below:

      Domestic Core Operations. The Company's Domestic Core Operations segment provides products and services, which include corrosion control, coatings and pipeline integrity and risk assessment. The Company provides these products and services to a wide-range of customers in the United States in a number of industries, including energy, utilities, water and wastewater treatment, chemical and petrochemical, pipelines, defense and municipalities. In addition, this segment provides coatings services to customers in the entertainment, aerospace, transportation, petrochemical and electric power industries, as well as the United States military. Finally, the Domestic Core Operations segment includes a production facility in the United States that assembles and distributes cathodic protection products, such as anodes, primarily to the United States market. Revenues relating to this segment totaled $92,947 (or 72 % of consolidated revenues), $84,965 (or 72% of consolidated revenues) and $101,781 (or 76% of consolidated revenues) during fiscal 2004, 2003 and 2002, respectively. The Domestic Core operations had goodwill of $6,460 at March 31, 2004 and $6,397 at March 31, 2003.

      Canadian Operations. The Company's Canadian Operations segment provides corrosion control, pipeline integrity and risk assessment services to customers in Canada that are primarily in the oil and gas industry. These customers include pipeline operators and petrochemical plants and refineries. The Canadian Operations segment has a production facility that assembles products such as anodes and rectifiers. Revenues relating to this segment totaled $24,071 (or 18% of consolidated revenues), $19,254 (or 17% of consolidated revenues) and $21,277 (or 16% of consolidated revenues) during fiscal 2004, 2003 and 2002, respectively. The Canadian operations had goodwill of $8,100 at March 31, 2004 and $6,946 at March 31, 2003.

      European Operations. The Company's European Operations segment provides corrosion control products and services to customers in the petroleum, utility, industrial, marine and offshore markets, as well as to governmental entities in connection with their infrastructure assets. Revenues relating to this segment totaled $13,066 (or 10 % of consolidated revenues), $13,403 (or 11% of consolidated revenues) and $11,726 (or 8% of consolidated revenues) during fiscal 2004, 2003 and 2002, respectively. The European operations had no goodwill as of March 31, 2004 and 2003, respectively.

      Financial information relating to the Company's operations by segment are presented below:

                                                       2004         2003         2002
                                                    ---------    ---------    ---------
Revenue:
  Domestic Core Operations                          $  92,947    $  84,966    $ 101,781
  Canadian Operations                                  24,071       19,254       21,277
  European Operations                                  13,066       13,403       11,726
                                                    ---------    ---------    ---------
                                                    $ 130,084    $ 117,623    $ 134,784
                                                    =========    =========    =========
Operating Income (Loss):
  Domestic Core Operations                          $  14,457    $  11,061    $  13,544
  Canadian Operations                                   4,153        3,634        2,850
  European Operations                                     947         (865)         908
  Corporate Related Costs and Other                   (11,027)     (11,870)     (12,989)
                                                    ---------    ---------    ---------
                                                    $   8,530    $   1,960    $   4,313
                                                    =========    =========    =========
Total Assets:
  Domestic Core Operations                          $  26,133    $  30,780
  Canadian Operations                                  32,626       22,669
  European Operations                                   7,448        6,311
  Corporate Related Assets and Other                    6,506        8,934
  Assets held for Sale                                     --        9,846
                                                    ---------    ---------
                                                    $  72,713    $  78,540
                                                    =========    =========
Capital Expenditures:
  Domestic Core Operations                          $    (560)   $    (282)   $    (511)
  Canadian Operations                                     (36)         (48)         (77)
  European Operations                                     (28)         (45)         (75)
  Corporate Related Capital Expenditures                  (88)         (21)          --
                                                    ---------    ---------    ---------
                                                    $    (712)   $    (396)   $    (663)
                                                    =========    =========    =========
Depreciation and Amortization:
  Domestic Core Operations                          $   1,182    $   1,925    $   2,458
  Canadian Operations                                     247          281          677
  European Operations                                      82          103          115
  Corporate Related Depreciation and Amortization       2,130          821        1,007
                                                    ---------    ---------    ---------
                                                    $   3,641    $   3,130    $   4,257
                                                    =========    =========    =========

11. LEGAL MATTERS:

      MICHIGAN LITIGATION. On July 25, 2002, a summons and complaint was issued to the Company by the Circuit Court for the County of Ingham, Michigan. The action was commenced by Blogett Oil Company, Inc. and other owners and operators of underground storage tanks systems on behalf of themselves and others similarly situated. The complaint relates to a Michigan Department of Environmental Quality ("MDEQ") regulatory proceeding previously described in our reports filed with the Securities and Exchange Commission, or the SEC. The complaint named both Corrpro and MDEQ. In the complaint, the plaintiffs sought an unspecified amount of damages in excess of $25,000 from us. The plaintiffs also sought injunctive relief prohibiting the MDEQ from declaring that underground storage tanks upgraded by us do not meet the current requirement for corrosion protection set forth by law. In October 2003, Corrpro and a steering committee representing the class of plaintiffs reached an agreement, subject to court approval, pursuant to which the class of plaintiffs agreed to settle all outstanding matters between the class and us and to dismiss the case as to us with prejudice. On October 29, 2003, the Circuit Court for the County of Ingham, Michigan approved the settlement and dismissed with prejudice the litigation as to the Company. The settlement amount itself was funded pursuant to applicable policies of insurance maintained by the Company.

      ASSESSMENT STANDARD. During fiscal 2001, the Company discovered that a former employee used an incorrect assessment standard in connection with the evaluation of whether certain underground storage tanks located at as many as 67 sites were eligible for upgrade using cathodic protection. Such evaluations were done using one of the approved assessment methodologies. The tanks at these sites, which are located in five states, were subsequently upgraded using cathodic protection, which arrests corrosion. These tanks are also subject to ongoing leak detection requirements. Based on the Company's review of available information and governmental records, the Company believes that there have not been any releases from the affected tanks as a result of the actions of the former employee. The Company has contacted, and in October and November 2000 met with, officials from the Environmental Protection Agency ("EPA") and officials from the corresponding environmental protection agencies of the five states involved to discuss this matter. It is the Company's understanding that none of the states nor the EPA intend to take any enforcement action as a result of the use of the inaccurate standard by the former employee. The Company is currently working with the states and the EPA to develop and implement field investigation procedures to assess the current status of the affected sites. The Company has completed field investigation procedures in two of the states in which affected sites are located. The Company has been informed by one of the other states that, based on continuing monitoring and leak detection procedures already required to be performed by site owners and operators, no additional field work procedures will be required in that state. There are no currently outstanding claims or demands that have been asserted by any of the affected owners and operators. Based on currently available information, including our experience in the fieldwork conducted to date, the Company does not believe that the cost of field investigation procedures for this matter will have a material effect on its future operations, financial position or cash flows.

      AUSTRALIAN SUBSIDIARY ACCOUNTING IRREGULARITIES. The Company has been involved in a class action lawsuit and was the subject of an SEC enforcement proceeding arising out of accounting irregularities involving internal misconduct in our Australian subsidiary. These proceedings are described in more detail below.

      At least as early as October 2000, the then managing director and the financial controller of Corrpro Australia Ptd., Ltd., a subsidiary of Corrpro, were involved in knowingly misstating the financial results reported by the Australian subsidiary to our corporate management to improve the reported results of the Australian business. Such individuals are no longer employed by the Company or the Company's subsidiaries and were named as defendants in a complaint for permanent injunction and other equitable relief filed by the SEC in the United States District Court for the Northern District of Ohio. The former Australian employees are also subject to an investigation and other proceedings commenced through the Australian Securities and Investments Commission.

      The irregularities included erroneous journal entries to the Australian subsidiary's general ledger that increased profit and net assets. Among other things, the former Australian employees falsified invoices and credit notes and made erroneous entries to subledgers including accounts payable, accounts receivable, cost of goods sold and inventory. The former Australian employees further recorded fictitious invoices in the former Australian subsidiary's computerized accounting records, falsified credit notes from suppliers, and created two different versions of the accounts receivable subledger. The former Australian employees took steps to fabricate documents to be reviewed by our independent auditors.

      The Company's management discovered the accounting irregularities at the Australian subsidiary in early calendar 2002 and upon discovery immediately began an internal investigation, conducted under the direction of the

Audit Committee of our Board of Directors. The Australian Securities and Investments Commission commenced an independent investigation of the accounting irregularities in March 2002. The Company voluntarily disclosed this matter to the SEC, which commenced a formal investigation in March 2002. The Company has cooperated with both commissions.

      As a result of our discovery of the irregularities, the Company, by means of our Form 10-K/A for the fiscal year ended March 31, 2002 filed with the SEC on August 9, 2002, restated its previously issued audited financial statements for the fiscal year ended March 31, 2001. The effect of its revisions was to increase its loss and basic and diluted loss per share, respectively, from $4.7 million and $0.61 to $8.3 million and $1.07 for the fiscal year ended March 31, 2001. Consolidated stockholders' equity as of March 31, 2001 decreased by approximately $3.8 million from amounts previously reported. Unaudited quarterly financial information for the first three quarters of the fiscal year ended March 31, 2002 and all four quarters of our fiscal year ended March 31, 2001 were also restated by means of such filing. Information concerning the restated amounts applicable to each of the foregoing quarters is contained in Note 12, Restated Quarterly Financial Information (Unaudited), Notes to Consolidated Financial Statements included in Item 8 of our Form 10-K/A for the fiscal year ended March 31, 2002 filed with the SEC on August 9, 2002.

      CLASS ACTION LAWSUIT. The Company is a defendant in a purported class action suit filed on June 24, 2002, in the United States District Court, Northern District of Ohio, Eastern Division. The complaint also names certain of the Company's former and current officers and directors as defendants. The lawsuit arises out of the accounting irregularities discovered in its Australian subsidiary. The complaint was purportedly filed on behalf of all persons who purchased the Company's common shares during the period April 1, 2000 through March 20, 2002 and alleges violations of anti-fraud provisions of the federal securities laws resulting in artificially inflated prices of our common shares during the class period. The complaint seeks unspecified compensatory damages, fees and expenses on behalf of the putative class.

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

      SEC ENFORCEMENT PROCEEDING. In connection with its investigation of accounting irregularities at the Company's former Australian subsidiary, on January 20, 2004, the SEC filed an civil injunctive action against the Company in the United States District Court for the Northern District of Ohio Eastern Division. The SEC's complaint alleged that the Company had inadequate internal controls during fiscal year 2001 and the first three quarters of 2002. The complaint also alleged that the Company violated certain reporting, record keeping and internal control requirements. The complaint further alleged that, although the Company discovered the fraud through its own investigation, the Company failed to discover the falsification of the Australian financial statements until February 2002 due to inadequate internal controls. Finally, the complaint alleged that following the Company's discovery of these false statements at its former Australian subsidiary, the Company undertook remedial measures to strengthen its financial reporting policies and internal control structure.

      The complaint alleged that, as a result of the foregoing, the Company violated Section 13(a) of the Securities Exchange Act of 1934 (Exchange Act) and Rules 12b-20, 13a-1 and 13a-13 thereunder, by filing financial statements that contained false financial data. The complaint also alleges that the Company violated Section 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, by failing to devise and maintain an adequate system of internal accounting controls.

      Simultaneously with the filing of the complaint, without admitting or denying the SEC's allegations, the Company consented to the entry of a final judgment permanently enjoining the Company from future violations of the provisions of the federal securities laws described above. The Company also agreed to certain undertakings designed to ensure its compliance with the federal securities laws. These undertakings require the Company to continue previously adopted remedial measures, and during its fiscal years ending March 2004, 2005 and 2006, the Company is required to:

      - engage a qualified outside firm to perform the internal audit function or designate an employee director of internal audit who would perform certain audit procedures and report directly to the Audit Committee;

      - require internal audit to prepare a confidential business report at the end of the fiscal year describing certain aspects of the audit preparation, procedures and findings; and

      - maintain an anonymous hotline on which any activity affecting the Company's financial results may be reported to the Audit Committee.

      The Company will incur costs, which may be significant, in complying with these undertakings.

      In determining to accept the Company's settlement offer, the SEC considered that the Company undertook remedial actions and provided substantial cooperation in the investigation. On January 27, 2004, the Company's offer of settlement was approved and a final judgment was entered by the court.

      COMPLIANCE ORDER. In January 2003, the Company received a Consolidated Compliance Order and Notice of Potential Penalty from the Louisiana Department of Environmental Quality pursuant to which the department alleges that the Company's foundry operations failed to submit required storm water monitoring information as required by law. The alleged failure relates to periods subsequent to the cessation of the Company's foundry operations. The Company has appealed the matter and the department has agreed to engage an informal resolution of the matter. Based on current available information, the Company does not believe that it is reasonably possible that this matter will have a material effect on its future operations, financial position or cash flows.

      The Company is subject to other legal proceedings and claims from time to time which arise in the ordinary course of business.

12. RELATED PARTY TRANSACTIONS:

      On March 30, 2004, we entered into a services agreement with Wingate Partners III, L.P. ("Wingate Partners"), an affiliate of CorrPro Investments, LLC. The services agreement provides that Wingate Partners agrees to consult with the Board of Directors in such a manner and on such business and financial matters as would be reasonably requested from time to time by the Board, including financial advisory, management advisory, strategic planning, monitoring and other related services, in exchange for which we will pay an annual non-refundable services fee of $400 payable quarterly in advance, to such persons designated by Wingate Partners. In lieu of paying any quarterly installment of the services fee in cash, we may, at our option, or if we are restricted from paying any such quarterly installment in cash under, or the Board determines that payment of such quarterly installment in cash would result in a default under, the terms of our new senior secured credit facility or senior secured subordinated notes, delay payment and accrue any unpaid portion of the services fee, without interest. The services agreement will have an initial term of eight years, which term will automatically renew for successive one year periods thereafter unless either party notifies the other of its desire to terminate the services agreement.

      SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Results of Operations (Unaudited):

      The following is a summary of the unaudited quarterly results of operations of the Company for the fiscal years ended March 31, 2004 and 2003. The sum of the quarterly per share figures does not equal annual per share figures due to rounding.

Three Months Ended                              06/30/03   09/30/03(6)   12/31/03    03/31/04      Total
-----------------------------------------------------------------------------------------------------------
(In Thousands, Except per Share Data)
Revenues                                       $  33,052   $  34,433    $  32,939   $  29,660    $ 130,084

Operating income (loss)                            3,092       3,607        2,848      (1,017)       8,530

Net Income (loss) from continuing operations       1,260       1,343          647      (4,861)      (1,611)

Net income (loss)                                    833      (1,880)         442      (4,874)      (5,479)

Earnings (loss) per share - Basic:
    Income (loss) from continuing operations   $    0.15   $    0.16    $    0.07   $   (0.58)   $   (0.19)
    Net income (loss)                               0.10       (0.22)        0.05       (0.58)       (0.65)

Weighted average number of shares - Basic          8,408       8,408        8,420       8,436        8,419

Earnings (loss) per share - Diluted:
    Income (loss) from continuing operations   $    0.13   $    0.14    $    0.07   $   (0.58)   $   (0.19)
    Net income (loss)                               0.09       (0.20)        0.05       (0.58)       (0.65)

Weighted average number of shares - Diluted        9,383       9,356        9,361       8,436        8,419

Three Months Ended                             06/30/02(1)  09/30/02(2)(3)    12/31/02   03/31/03(4)(5)     Total
--------------------------------------------------------------------------------------------------------------------
(In Thousands, Except per Share Data)
Revenues                                       $  29,689      $  31,473      $  31,781     $  24,680      $ 117,623

Operating income (loss)                              499          1,419          2,577        (2,535)         1,960

Net Income (loss) from continuing operations      (1,156)          (530)           419        (3,135)        (4,402)

Net income (loss)                                (20,685)        (3,358)           449        (5,231)       (28,825)

Earnings (loss) per share - Basic:
    Income (loss) from continuing operations   $   (0.14)     $   (0.06)     $    0.04     $   (0.37)     $   (0.52)
    Net income (loss)                              (2.47)         (0.40)          0.05         (0.62)         (3.43)

Weighted average number of shares - Basic          8,350          8,403          8,408         8,408          8,387

Earnings (loss) per share - Diluted:
    Income (loss) from continuing operations   $   (0.14)     $   (0.06)     $    0.04     $   (0.37)     $   (0.52)
    Net income (loss)                              (2.47)         (0.40)          0.05         (0.62)         (3.43)

Weighted average number of shares - Diluted        8,350          8,403          9,325         8,408          8,387

      (1) Included in the first quarter of fiscal 2003 was goodwill impairment of $18,238

      (2) Included in discontinued operations in the second quarter of fiscal 2003 was an asset impairment charge of $450

      (3) Included in continuing operations in the second quarter of fiscal 2003 was an asset impairment charge of $450

      (4) Included in discontinued operations in the fourth quarter of fiscal 2003 was a gain on sale of discontinued operations of $2,095

      (5) Included in discontinued operations in the fourth quarter of fiscal 2003 was an asset impairment charge of $1,575

      (6) Included in discontinued operations in the second quarter of fiscal 2004 was an asset impairment charge of $3,278

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Controls and Procedures.

      Following the commencement of an internal review of its accounting records and procedures and the investigation initiated by our Audit Committee of the Board of Directors in connection with the restatement process (the "Audit Committee Investigation"), we initiated a significant restructuring plan. The multi-year plan included a series of initiatives to improve operating income and reduce debt, including the sale of non-core business units and use of the proceeds to reduce debt. These activities, while critical to our successful restructuring, complicated our ability to assess the overall effectiveness of internal controls.

      Since the inception of the restatement process and Audit Committee Investigation, we have made a number of significant changes that strengthened the internal controls over our financial accounting, reporting and disclosure procedures (the "Reporting and Disclosure Procedures"). These changes included, but were not necessarily limited to, (i) communicating clearly and consistently a tone from senior management regarding the proper conduct in these matters,
(ii) strengthening the North American financial management organizational reporting chain, (iii) requiring stricter account reconciliation standards, (iv) updating and expanding the distribution of our business conduct questionnaire,
(v) requiring quarterly as well as annual business units written representations, (vi) expanding the financial accounting procedures in the current year, (vii) commencing a comprehensive, team-based process to further assess and enhance the efficiency and effectiveness of our financial processes, including support efforts which better integrate current and evolving financial information system initiatives, and addressing any remaining weaknesses, and
(viii) establishing of an internal audit function.

      We will continue the process of identifying and implementing corrective actions where required to improve the effectiveness of our Reporting and Control Procedures. Significant supplemental resources will continue to be required to prepare the required financial and other information during this process. The changes made to date as discussed above have enabled us to restate our previous filings where required, as well as subsequently prepare and file the remainder of the required periodic reports on a current basis.

(b) Evaluation of Disclosure Controls and Procedures.

      Our Chief Executive Officer and Chief Financial Officer (the "Senior Officers"), with the participation of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, and subject to inherent limitations on the effectiveness of internal controls as described below, the Senior Officers have concluded that to their knowledge as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Inherent Limitations on the Effectiveness of Controls.

      A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, a control system is subject to implementation based on the cost effectiveness of such controls. Further, because of the inherent limitations in all control systems, including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place. Over time, controls may become inadequate because of changes in conditions, or deterioration of the degree of compliance with the policies or procedures. Due to the inherent limitation of control systems, misstatements due to error or fraud may occur and not be detected. Given such inherent limitations, the Senior Officers and other members of our management, do not expect our disclosure controls or procedures to prevent all possible instances of error and fraud.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 regarding our executive officers is submitted as a separate section of this Annual Report on Form 10-K. See "Item 4A: Executive Officers of the Registrant." The additional information required by Item 10 is incorporated herein by reference from our definitive proxy statement for our 2004 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated herein by reference from our definitive proxy statement for our 2004 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by Item 12 is incorporated herein by reference from our definitive proxy statement for our 2004 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated herein by reference from our definitive proxy statement for our 2004 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by Item 14 is incorporated herein by reference from our definitive proxy statement for our 2004 Annual Meeting of Shareholders.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1) THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS ARE INCLUDED IN
             PART II, ITEM 8 OF THIS ANNUAL REPORT ON FORM 10-K:

             Report of Independent Registered Public Accounting Firm

             Consolidated Balance Sheets at March 31, 2004 and 2003

             Consolidated Statements of Operations for the years ended March 31,
               2004, 2003 and 2002

             Consolidated Statements of Shareholders' Equity(Deficit) for the
               years ended March 31, 2004, 2003 and 2002

             Consolidated Statements of Cash Flows for the years ended March 31,
               2004, 2003 and 2002

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

4.8 Fifth Amendment to Credit Agreement dated as of February 11, 2002 relating to the Amended and Restated Credit Agreement dated as of June
          9, 2000 among the Company, CSI Coating Systems, Inc. and the Lenders
          Party thereto. (15)

4.9 Sixth Amendment to Credit Agreement dated as of September 23, 2002 relating to the Amended and Restated Credit Agreement dated as of June
          9, 2000 among the Company, CSI Coating Systems, Inc. and the Lenders party thereto. (17)

4.10 Seventh Amendment to Credit Agreement dated as of November 1, 2002 relating to the Amended and Restated Credit Agreement dated as of June
          9, 2000 among the Company, CSI Coating Systems, Inc. and the Lenders party thereto. (18)

4.11 Eighth Amendment to Credit Agreement dated as of February 10, 2003 relating to the Amended and Restated Credit Agreement dated as of June
          9, 2000 among the Company, CSI Coatings Systems, Inc. and the Lenders party thereto. (24)

4.12 Ninth Amendment to Credit Agreement dated as of July 31, 2003 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among the Company, CSI Coating Systems, Inc. and the Lenders party thereto. (19)

4.13 Tenth Amendment to Credit Agreement dated as of October 31, 2003 relating to the Amended and Restated Credit Agreement dated as of June
          9, 2000 among the Company, CSI Coating Systems, Inc. and the Lenders party thereto. (20)

4.14 Eleventh Amendment to Credit Agreement dated as of January 31, 2004 relating to the Amended and Restated Credit Agreement dated as of June
          9, 2000 among the Company, CSI Coating Systems, Inc. and the Lenders party thereto. (21)

4.15 Note Purchase Agreement dated as of January 21, 1998 by and among the Company and The Prudential Insurance Company of America therein. (5)

4.16      Rights Agreement dated as of July 23, 1997 between the Company and
          Fifth Third Bank, successor Rights Agent. (6), including [Amendments 1 and 2 thereto].

4.17      Amendment dated June 9, 2000 to Note Purchase Agreement dated January
          21, 1998. (4)

4.18      Amendment dated October 18, 2000 to Note Purchase Agreement dated
          January 21, 1998. (12)

4.19      Letter Agreement dated October 18, 2000 by and between The Prudential
          Insurance Company of America and the Company relating to the Note
          Purchase Agreement dated as of January 21, 1998. (12)

4.20      Amendment dated as of June 29, 2001 by and between The Prudential
          Insurance Company of America and the Company relating to the Note
          Purchase Agreement dated as of January 21, 1998. (12)

4.21      Letter Agreement dated July 31, 2003 by and between The Prudential
          Insurance Company of America and the Company relating to the Note
          Purchase Agreement dated as of January 21, 1998. (19)

4.22      Letter Agreement dated October 31, 2003 by and between The Prudential
          Insurance Company of America and the Company relating to the Note
          Purchase Agreement dated as of January 21, 1998. (20)

4.23      Letter Agreement dated January 31, 2004 by and between The Prudential
          Insurance Company of America and the Company relating to the Note
          Purchase Agreement dated as of January 21, 1998. (21)

4.24 Securities Purchase Agreement dated December 15, 2003 by and between the Company and CorrPro Investments, LLC. (22)

4.25 Note and Equity Purchase Agreement dated March 30, 2004 by and among the Company, CCFC, Inc., Ocean City Research Corp., Corrpro
          International, Inc. (collectively, "US Borrowers"), Corrpro Canada,
          Inc., Commonwealth Seager Holdings Ltd., and Borza Inspections Ltd.
          (collectively, "Canadian Borrowers"), and American Capital Financial
          Services, Inc., as Agent, and the Purchasers thereto. (23)

4.26      Form of Senior Secured Subordinated Note to the Note and Equity
          Purchase Agreement dated March 30, 2004 by and among the US Borrowers, and American Capital Financial Services, Inc., as Agent, and the
          Purchasers thereto. (23)

4.27      Form of Senior Secured Subordinated Note to the Note and Equity
          Purchase Agreement dated March 30, 2004 by and among the Canadian
          Borrowers, and American Capital Financial Services, Inc., as Agent, and the Purchasers thereto. (23)

4.28      Revolving Credit, Term Loan and Security Agreement dated March 30,
          2004 among the US Borrowers and Canadian Borrowers, and CapitalSource
          Finance LLC and other Lenders thereto. (23)

4.29      Form of Revolving Note to the Revolving Credit, Term Loan and Security
          Agreement dated March 30, 2004 between the US Borrowers, and
          CapitalSource Finance LLC and other Lenders thereto. (23)

4.30      Form of Revolving Note to the Revolving Credit, Term Loan and Security
          Agreement dated March 30, 2004 between the Canadian Borrowers, and
          CapitalSource Finance LLC and other Lenders thereto. (23)

4.31      Form of Term Note to the Revolving Credit, Term Loan and Security
          Agreement dated March 30, 2004 between the US Borrowers, and
          CapitalSource Finance LLC and other Lenders thereto. (23)

4.32      Form of Term Note to the Revolving Credit, Term Loan and Security
          Agreement dated March 30, 2004 between the Canadian Borrowers, and
          CapitalSource Finance LLC and other Lenders thereto. (23)

4.33 Security Agreement dated as of March 30, 2004 between the US Borrowers and American Financial Services, Inc., as Agent, for the Purchasers thereto. (23)

4.34      Security Agreement dated as of March 30, 2004 between the Canadian
          Borrowers and American Financial Services, Inc., as Agent, for the
          Purchasers thereto. (23)

4.35      Security Agreement dated as of March 30, 2004 between the Canadian
          Borrowers and CapitalSource Finance LLC, as Agent, for the Lenders thereto. (23)


4.36      Common Stock Purchase Warrant issued to Bank One, NA dated as of
          September 23, 2002. (17)

4.37      Common Stock Purchase Warrant issued to The Prudential Insurance
          Company of America dated as of September 23, 2002. (17)

4.38 Common Stock Purchase Warrant issued to CorrPro Investments, LLC dated as of March 30, 2004. (23)

4.39      Common Stock Purchase Warrant issued to American Capital Strategies,
          Ltd. dated as of March 30, 2004. (23)

4.40 Registration Rights Agreement dated as of September 23, 2002 between the Company and Bank One, NA. (17)

4.41 Registration Rights Agreement dated as of September 23, 2002 between the Company and The Prudential Insurance Company of America. (17)

4.42      Investor and Registration Rights Agreement by and between CorrPro
          Investments, LLC and the Company dated as of March 30, 2004. (23)

4.43      Amendment dated September 23, 2002 between the Company and The
          Prudential Insurance Company of America to Note Purchase
          Agreement dated January 21, 1998. (17)

4.44      Services Agreement by and between the Company and Wingate Partners
          III, LP dated as of March 30, 2004. (23)

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

*10.3     Amendment to 1997 Long-Term Incentive Plan of Corrpro Companies, Inc.
          (8)

*10.4     1997 Non-Employee Directors' Stock Option Plan. (7)

 10.5     Corrpro Companies, Inc. Employee Stock Purchase Plan. (9)

*10.6     December 2000 Stock Option Agreement Surrender form. (12)

*10.7 Form of Indemnification Agreement for certain Officers and Directors of the Company and schedule thereto. (10)

 10.8 Form of Indemnification Agreement for certain Directors of the Company and schedule thereto.

 10.9     Consulting Agreement dated April 1, 2003 by and between Commonwealth
          Seager Holdings Ltd. and Corrtech Consulting Group. (11)

*10.10    Employment Agreement effective March 31, 2004 by and between the
          Company and Joseph W. Rog.

 10.11 Amendment and Termination Agreement by and between the Company and Joseph W. Rog.

10.12     Agreement and General Release by and between the Company and Joseph W.
          Rog effective as of May 3, 2004.

10.13 Employment Agreement effective as of May 3, 2004 by and between the Company and Joseph P. Lahey.

10.14 Form of Amendment and Termination Agreement by and between the Company and certain executive officers and schedule thereto.

10.15 Form of Amendment to Executive Officer Employment Agreement by and between the Company and certain executive officers and schedule thereto.

*10.16    Form of Executive Officer Employment Agreement by and between the
          Company and certain executive officers and schedule thereto. (10)

10.17     Waiver of Director's Compensation executed by Joseph W. Rog, effective
          May 3, 2004.

10.18 Form of Waiver of Director's Compensation effective March 30, 2004 and schedule thereto.

*10.20    Company Incentive Option Plan as amended. (3)

*10.21    Company Deferred Compensation Plan. (12)

*10.22 Consulting Agreement dated January 26, 2001 by and between the Company and Neal R. Restivo. (12)

*10.23 Form of Change in Control Agreement entered into between the Company and certain of its executive officers and schedule thereto. (10)

**21.1    Subsidiaries of the Company.

**23.1    Consent of KPMG LLP.

**31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

**31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

**32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

      ----------

* Management contract or compensatory plan or arrangement identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

**    Filed herewith.

(1) A copy of this exhibit filed as Exhibit 3.1 to our Current Report on Form 8-K filed April 14, 2004 is incorporated herein by reference.

(2) A copy of this exhibit filed as Exhibit 3.2 to our Current Report on Form 8-K filed April 14, 2004 is incorporated herein by reference.

(3) Copies of the exhibits to which this footnote applies were filed, respectively, as Exhibit 4.1 (Stock certificate specimen), and 10.25 (Incentive Option Plan) to our Registration Statement on Form S-1 (Registration No. 33-64482) and are hereby incorporated by reference.

(4) Copies of the exhibits to which this footnote applies were filed, respectively, as Exhibits 4.3 (Amended and Restated Credit Agreement) and, 4.6 (Note Purchase Agreement Amendment) to our Annual Report on Form 10-K for the period ended March 31, 2000 and are hereby incorporated by reference.

(5) A copy of this exhibit filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997 is incorporated herein by reference.

(6) A copy of this exhibit filed as Exhibit 1.1 to our Registration Statement on Form 8-A filed August 7, 1997 is incorporated herein by reference.

(7) Copies of the exhibits to which this footnote applies were filed, respectively, as Exhibits 4.4 (1997 Long-Term Inventive Plan) and 4.5 (1997 Non-Employee Directors' Stock Option Plan) to our Registration Statement on Form S-8 filed October 24, 1997 (SEC File No. 333-38767), and are hereby incorporated by reference.

(8) A copy of this exhibit filed as Exhibit 4.5 to our Registration Statement on Form S-8 filed January 19, 2000 (SEC File No. 333-94989) is incorporated herein by reference.

(9)   A copy of this exhibit contained in our Definitive Proxy Statement on
      Schedule 14A filed with the Securities and Exchange Commission on June 16, 1999 is incorporated herein by reference.

(10) Copies of the exhibits to which this footnote applies were filed, respectively, as Exhibits 10.2 (Change in Control Agreement) and 10.3 (Indemnification Agreement) to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, and are hereby incorporated by reference.

(11) A copy of this exhibit filed as Exhibit 10.2 to our Annual Report on Form 10-K for the period ended March 31, 1998 is hereby incorporated by reference.

(12) Copies of the exhibits filed to which this footnote applies were filed, respectively, as Exhibits 4.3 (First Amendment to Credit Agreement), 4.4 (Letter Agreement), 4.5 (Second Amendment to Credit Agreement), 4.9 (Amendment to Note Purchase Agreement), 4.10 (Letter Agreement), 10.7 (Deferred Compensation Plan) and 10.8 (Consulting Agreement) to our Annual Report on Form 10-K for the period ended March 31, 2001 and are hereby incorporated by reference.

(13) A copy of this exhibit filed as Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and is incorporated herein by reference.

(14) A copy of this exhibit filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and is incorporated herein by reference.

(15) A copy of this exhibit filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 and is incorporated herein by reference.

(16) A copy of this exhibit filed as Exhibit 4.9 to our Annual Report on Form 10-K for the period ended March 31, 2002 is hereby incorporated by reference.

(17) Copies of the exhibits filed to which this footnote applies were filed, respectively, as Exhibits 4.1 (Bank One

      Purchase Warrant), 4.2 (Prudential Purchase Warrant), 4.3 (Bank One Rights Agreement), 4.4 (Prudential Rights Agreement), 10.1 (Sixth Amendment to Credit Agreement) and 10.2 (Prudential Amendment) to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and is incorporated herein by reference.

(18) A copy of this exhibit filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002 and is incorporated herein by reference.

(19) Copies of the exhibits filed to which this footnote applies were filed, respectively as Exhibit 10.1 (Ninth Amendment to Credit Agreement), and
      10.2 (Letter Agreement) to our Current Report on Form 8-K filed August 14, 2003, and are incorporated herein by reference.

(20) Copies of the exhibits filed to which this footnote applies were filed, respectively as Exhibit 10.4 (Tenth Amendment to Credit Agreement), and
      10.5 (Letter Agreement) to our Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2003, and are incorporated herein by reference.

(21) Copies of the exhibits filed to which this footnote applies were filed, respectively as Exhibit 10.1 (Eleventh Amendment to Credit Agreement), and
      10.2 (Letter Agreement) to our Current Report on Form 8-K filed February 10, 2004, and are incorporated herein by reference.

(22) A copy of this exhibit filed as Exhibits 10.1 to our Current Report on Form 8-K filed December 12, 2003 is incorporated herein by reference.

(23) Copies of the exhibits filed to which this footnote applies were filed, respectively as Exhibits 10.4 (Note & Equity Purchase Agreement), 10.6 and
      10.7 (form of Senior Secured Subordinated Note), 10.10 (Revolving Credit, Term Loan and Security Agreement), 10.11 and 10.12 (form of Revolving
      Note), 10.13 and 10.14 (form of Term Note), 10.8 and 10.9 (American Financial Services, Inc. Security Agreement), 10.15 (CapitalSource Finance, LLC Security Agreement), 10.1 (CorrPro Investments, LLC Warrant),
      10.5 (American Capital Strategies, Ltd. Warrant), 10.2 (Investor & Registration Rights Agreement), and 10.3 (Services Agreement) to our Current Report on Form 8-K filed April 14, 2004, and are incorporated herein by reference.

(24) A copy of this exhibit filed as Exhibit 4.11 to our Annual Report on Form 10-K for the period ended March 31, 2003 is incorporated herein by reference.

      (B)   REPORTS ON FORM 8-K:

            During the quarter ended March 31, 2004, we filed four Current Reports on Form 8-K.

            On February 10, 2004, a Current Report on Form 8-K was filed, under
            Item 5, announcing that we had secured an extension of the maturity date of our previous revolving credit facility and obtained a deferral of a significant scheduled principal payment due under our previous senior notes.

            On February 26, 2004, a Current Report on Form 8-K was filed, under
            Item 5, announcing that we had called a special meeting of shareholders to vote on proposals relating to our refinancing and recapitalization plan and furnished, under Item 12, announcing our operating results for the third quarter and the nine months ended December 31, 2003.

            On March 10, 2004, a Current Report on Form 8-K was filed, under
            Item 5, announcing that Institutional Shareholder Services had issued a formal recommendation to its institutional clients that they vote in favor of the proposals relating to our refinancing and recapitalization plan.

      On March 23, 2004, a Current Report on Form 8-K was filed, under Item 5, announcing that our shareholders voted to approve the proposals relating to our refinancing and recapitalization plan and filed, under Item 11, announcing that we had issued a notice to our executive officers and directors concerning a stock trading blackout in connection with a change in the record keepers for our 401(k) Savings Plan.

      (c)   EXHIBITS

            See "Index to Exhibits" at Item 15(a) above.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-K for the fiscal year ended March 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CORRPRO COMPANIES, INC.

June 29, 2004                           By: /s/ Joseph P. Lahey
                                           _________________________________
                                           Joseph P. Lahey
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 29, 2004                              /s/ Joseph P. Lahey
                                           ______________________
                                           Joseph P. Lahey
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

June 29, 2004                              /s/ Robert M. Mayer
                                           ______________________
                                           Robert M. Mayer
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

June 29, 2004                              /s/ James A. Johnson
                                           ______________________
                                           James A. Johnson
                                           Chairman of the Board of Directors

June 29, 2004                              /s/ Jay I. Applebaum
                                           ______________________
                                           Jay I. Applebaum, Director

June 29, 2004
                                           ______________________
                                           Jason H. Reed, Director

June 29, 2004                              /s/ Joseph W. Rog
                                           ______________________
                                           Joseph W. Rog, Director

June 29, 2004                              /s/ C. Richard Lynham
                                           ______________________
                                           C. Richard Lynham, Director

June 29, 2004                              /s/ Harry W. Millis
                                           ______________________
                                           Harry W. Millis, Director

June 29, 2004                              /s/ Neal R. Restivo
                                           ______________________
                                           Neal R. Restivo, Director

June 29, 2004                              /s/ Warren F. Rogers
                                           ______________________
                                           Warren F. Rogers, Director