Form 10-K/A
period 2004-03-31
CORRPRO COMPANIES INC /OH/
filed 2004-08-12
CIK 907072

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

                                       or

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM ---------- TO ---------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

                                    8,450,442
                                    ---------
           (Number of Common Shares outstanding as of August 11, 2004.)

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K/A.

================================================================================

                                EXPLANATORY NOTE

         This Amendment No. 1 (this "Amendment") to our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 (the "Originally Filed 10-K") is being filed to restate our consolidated balance sheet as of March 31, 2004 and our consolidated statement of cash flows for the year ended March 31, 2004.

         As part of our recapitalization and refinancing, we issued Series B Cumulative Redeemable Voting Preferred Stock and a warrant for $13 million and Senior Secured Subordinated Notes and a warrant for $14 million on March 30, 2004. In the Originally Filed 10-K, the proceeds from these issuances were allocated between the Series B Preferred Stock and the warrant and the senior secured subordinated notes and the warrant, respectively, based on a calculation of the fair value of the warrants that included a "blockage" discount. During the preparation of our June 30, 2004 consolidated financial statements, it was determined that the value of these warrants should not include a "blockage" discount factor. See Note 1 - - Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements included in this Amendment. Based on this determination, we are restating our consolidated balance sheet to reflect an increase in the allocation of the proceeds to the warrants, a corresponding decrease in the allocation of the proceeds to the Series B Preferred Stock and senior secured subordinated notes, and conforming changes as of March 31, 2004. We are also restating our consolidated statement of cash flows for the year ended March 31, 2004 to reflect related changes in the allocations to "Net proceeds from issuance of Preferred Shares and warrants" and "Payment of financing costs." The changes contained in this restatement are a non-cash event, do not affect our consolidated statements of operations and shareholders' equity (deficit), and do not affect the financial covenants included in our financing arrangements.

         This Amendment amends and restates Item 1, Item 6, Item 7, Item 8 and
Item 9A (solely to indicate that management believes that the restatement contained in this Amendment was not reflective of any weakness in our disclosure controls and procedures, and that such controls were operating effectively throughout the period covered by this Amendment) of the Originally Filed 10-K, and Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2 of Item 15 of the Originally Filed 10-K.

                             CORRPRO COMPANIES, INC.
                          ANNUAL REPORT ON FORM 10-K/A

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
                                                  PART I

Item 1:   Business..................................................................................    4

                                                 PART II

Item 6:   Selected Financial Data...................................................................   18
Item 7:   Management's Discussion and Analysis of Financial Condition and Results of Operations.....   19
Item 8:   Consolidated Financial Statements and Supplementary Data..................................   30
Item 9A:  Controls and Procedures...................................................................   61

                                                 PART IV

Item 15:  Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K..............   63
          Signatures................................................................................   71

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

         During fiscal 2004, we substantially completed the sales of our Middle East subsidiaries, and we recorded impairment charges relating to our Middle East Operations of $3.5 million. During the first quarter of fiscal 2004, we sold our Asia Pacific Operations for a net loss of $46,000 after taking into account an impairment charge on net assets that was recorded during the fourth quarter of fiscal 2003 totaling $1.6 million. During fiscal 2003, we disposed of four non-strategic business units. First, in March 2003, we sold our Bass-Trigon Software business unit for $3.2 million and recognized a gain of $0.2 million. Also, in March 2003, we sold our Rohrback Cosasco Systems subsidiary and recorded a note receivable for $6.2 million, which we collected during fiscal 2004 and recognized a gain of $1.8 million. We also disposed of two smaller international offices resulting in a net gain of $0.1 million during fiscal 2003. The net proceeds from these dispositions were used to reduce our then outstanding debt. For further information about our discontinued operations see Note 2, Assets and Liabilities Held for Sale, Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K/A.

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

         Further information about our business segments is included in Note 10, Business Segments, Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K/A.

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

GOVERNMENT REGULATIONS

         Other than as disclosed under "Item 3 - Legal Proceedings" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, we believe that our current operations and our current use of property, plant and equipment conform in all material respects to applicable environmental laws and regulations, and we have not experienced, nor do we anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations impacting our operations. Further information about environmental and foreign regulatory risks is included under this Item in "Factors Influencing Future Results and Accuracy of Forward Looking Information." Circumstances or developments that are not currently known as well as the future cost of compliance with environmental laws and regulations could be substantial and could have a material adverse effect on our results of operations and financial condition.

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

         OUR COMPLIANCE WITH THE LISTING STANDARDS AND REPORTING REQUIREMENTS OF THE STOCK EXCHANGE ON WHICH OUR COMMON SHARES TRADE. We are required by the American Stock Exchange to maintain certain listing standards and meet certain reporting requirements in order for our common shares to continue trading and to remain listed on the exchange. The exchange notified us in September 2003 that we were not in compliance with the shareholders' equity requirement of its continued listing requirements and that we should submit a plan to regain compliance. In December 2003, the American Stock Exchange accepted the plan that we submitted in accordance with its request. There can be no assurances that we will comply with the plan, the applicable shareholders equity requirement, or other continued listing requirements. If the exchange determines for any reason, including non-compliance with our plan, that our common shares should be de-listed from the exchange:

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

         ADVERSE DEVELOPMENTS IN PENDING LITIGATION OR REGULATORY MATTERS COULD NEGATIVELY IMPACT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION. From time to time, we are involved in litigation and regulatory proceedings, including those disclosed in "Item 3 - - Legal Proceedings" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, and in our other periodic reports filed with the Securities and Exchange Commission. There are always significant uncertainties involved in litigation and regulatory proceedings and we cannot guarantee the result of any particular action. Regulatory compliance is often complex and subject to variation and unexpected changes, including changing interpretations and enforcement agendas affecting the regulatory community. We may need to expend significant financial resources in connection with legal and regulatory procedures and our management may be required to divert attention from other portions of our business. If, as a result of any proceeding, a judgment is rendered, decree is entered or administrative action is taken against us or our customers, it may materially and adversely affect our business, financial condition and results of operations.

         OUR COMPLIANCE WITH THE SEC SETTLEMENT. In addition to significant expenditures we may have to make to comply with the terms of the SEC settlement described in "Item 3 - - Legal Proceedings - - SEC Enforcement Proceeding" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, we must comply with the terms of the permanent injunction and the undertakings, which require us to take affirmative actions to ensure compliance with the federal securities laws. Our failure to adequately comply with the provisions of the injunction or any of the undertakings therein may result in additional enforcement action by the SEC, severe penalties against us and our officers and directors, and may have an impact on our business, financial condition and results of operations. Additionally, the publicity surrounding the SEC investigation and subsequent settlement and injunction may adversely affect our reputation with our customers and suppliers and have an adverse impact on our revenues and expenses.

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

         OUR LEVEL OF INDEBTEDNESS AND OTHER DEMANDS ON OUR CASH RESOURCES COULD MATERIALLY AFFECT OUR OPERATIONS AND BUSINESS STRATEGY. As of March 31, 2004, we had approximately $33.3 million of total consolidated debt, net of debt discount of $4.1 million. In addition, we have approximately $4.5 million available under our new senior secured credit facility. Subject to the limits contained in our new credit agreements and our other debt agreements, our total consolidated debt could increase due to this additional borrowing capacity. In addition to the debt service requirements on our outstanding debt, we have other demands on our cash resources, including, among others, capital expenditures and operating expenses. Our level of indebtedness and the significant debt servicing costs associated with that indebtedness could significantly impact on our operations and business strategy. For example, they could:

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

                                     PART II

ITEM 6. SELECTED FINANCIAL DATA

         The financial data presented below for each of the five years ended March 31, should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K/A.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         2004          2003          2002          2001          2000
                                                      ----------    ----------    ----------    ----------    ----------
STATEMENT OF OPERATIONS DATA:
Revenues                                              $  130,084    $  117,623    $  134,784    $  131,774    $  130,418
Operating income (loss)                                    8,530         1,960         4,313          (129)        5,289
Interest expense                                           9,565         6,725         5,878         5,244         4,288
                                                      ----------    ----------    ----------    ----------    ----------
Income (loss) before income taxes from
   continuing operations                                  (1,035)       (4,765)       (1,565)       (5,373)        1,001
Income tax provision (benefit)(1)                            576          (363)       11,155          (606)        1,270
                                                      ----------    ----------    ----------    ----------    ----------
Loss from continuing operations                           (1,611)       (4,402)      (12,720)       (4,767)         (269)
                                                      ----------    ----------    ----------    ----------    ----------
Net loss(2)                                           $   (5,479)   $  (28,825)   $  (18,217)   $   (8,281)   $   (2,668)
                                                      ==========    ==========    ==========    ==========    ==========

LOSS PER SHARE FROM
  CONTINUING OPERATIONS-
           Basic                                      $    (0.19)   $    (0.52)   $    (1.57)   $    (0.62)   $    (0.04)
           Diluted                                         (0.19)        (0.52)        (1.57)        (0.62)        (0.04)

NET LOSS-
           Basic                                      $    (0.65)   $    (3.43)   $    (2.24)   $    (1.07)   $    (0.35)
           Diluted                                         (0.65)        (3.43)        (2.24)        (1.07)        (0.35)

OTHER DATA:
Total assets (2004 as restated)                       $   73,632    $   78,540    $  109,993    $  137,200    $  140,864
Working capital, excluding net assets held for sale       16,139       (25,006)      (37,918)       30,809        30,009
Net assets held for sale                                      --         6,392        31,857        29,358        40,398
Total debt (2004 as restated)                             33,303        51,241        62,686        68,175        62,258
Shareholders' equity (deficit)                            (2,729)        1,199        23,857        41,518        54,235

(1) Includes a valuation allowance of $10,472 in fiscal 2002, related to our deferred tax asset. See Note 1, Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K/A for further information.

(2) Includes a cumulative effect of change in accounting principle of $18,238 in fiscal 2003, related to our evaluation of goodwill. See Note 1, Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K/A for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis contains certain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The following discussion should be read in conjunction with the consolidated financial statements, accompanying notes and selected financial data appearing elsewhere in this Annual Report on Form 10-K/A and may contain certain statements that constitute "forward-looking statements." Words such as "anticipates," "expects," "intends," believes," "seeks," "estimates" or variations of such words and similar expressions are intended to identify such forward-looking statements. A number of risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements appear elsewhere in this Annual Report on Form 10-K/A. See "Business
- - Factors Influencing Future Results and Accuracy of Forward Looking Information."

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

RESTATEMENT OF 2004 FINANCIAL INFORMATION

         As part of our recapitalization and refinancing, we issued Series B Cumulative Redeemable Voting Preferred Stock and a warrant for $13 million and senior secured subordinated notes and a warrant for $14 million on March 30, 2004. In the Originally Filed 10-K, the proceeds from these issuances were allocated between the Series B Preferred Stock and the warrant and the senior secured subordinated notes and the warrant, respectively, based on a calculation of the fair value of the warrants that included a "blockage" discount. During the preparation of our June 30, 2004 consolidated financial statements, it was determined that the value of these warrants should not include a "blockage" discount factor. See Note 1 - - Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements included in this Amendment. Based on this determination, we are restating our consolidated balance sheet to reflect an increase in the allocation of the proceeds to the warrants, a corresponding decrease in the allocation of the proceeds to the Series B Preferred Stock and senior secured subordinated notes, and conforming changes as of March 31, 2004. We are also restating our consolidated statement of cash flows for the year ended March 31, 2004 to reflect related changes in the allocations to "Net proceeds from issuance of Preferred Shares and warrants" and "Payment of financing costs." The changes contained in this restatement are a non-cash event, do not affect our consolidated statements of operations and shareholders' equity (deficit), and do not affect the financial covenants included in our financing arrangements.

CRITICAL ACCOUNTING POLICIES

         The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires management to use assumptions and estimates, some of which are significant, to determine certain of the reported values on our financial statements. Although management bases its assumptions and estimates on historical experience and other factors that management considers relevant, these assumptions and estimates could change materially as conditions both within and beyond our control change. The following is a discussion of our critical accounting policies and the related management assumptions and estimates necessary in determining certain of the reported values on our financial statements. Our critical accounting policies, including the assumptions and estimates underlying them, are more fully described in Note 1, Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K/A.

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

         CONTRACTUAL OBLIGATIONS. The following table summarizes our contractual obligations at March 31, 2004:

                                                       PAYMENTS DUE BY PERIOD
                                         -------------------------------------------------
                                                   LESS THAN    1 - 3     4 - 5    AFTER 5
(IN THOUSANDS)                            TOTAL    ONE YEAR     YEARS     YEARS     YEARS
                                         -------   ---------   -------   -------   -------
Indebtedness:
  Revolving Credit Facility, Due 2009    $ 2,779   $   2,779   $    --   $    --   $    --
  Term Loan, Due 2009                     20,500       2,500    12,000     6,000        --
  Senior Secured Subordinated Notes(1)    14,000          --        --        --    14,000
  Other Debt Obligations                     154          --       154        --        --
  Management Fee                           3,200         400     1,200       800       800
  Operating Leases                         7,424       2,475     3,842       907       200
                                         -------   ---------   -------   -------   -------

Total Contractual Cash
    Obligations                          $48,057   $   8,154   $17,196   $ 7,707   $15,000
                                         =======   =========   =======   =======   =======

(1) The Senior Secured Subordinated Notes is net of discount of $4,130 as reported on the consolidated financial statements.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     The Board of Directors and Shareholders
         Corrpro Companies, Inc.:

We have audited the accompanying consolidated balance sheets of Corrpro Companies, Inc. and subsidiaries (Company) as of March 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in note 1, to the accompanying consolidated financial statements, the accompanying balance sheet as of March 31, 2004, and the related statement of cash flows for the year then ended, have been restated.

/s/ KPMG LLP
Cleveland, Ohio
June 17, 2004, except for note 1, for which the date is August 9, 2004

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2004 AND 2003

                                 (In Thousands)

                                     ASSETS

                                                                   Restated
                                                                  See Note 1
                                                                     2004        2003
                                                                   --------    --------
CURRENT ASSETS:
    Cash and cash equivalents                                      $  2,498    $  7,037
    Accounts receivable, less allowance for doubtful accounts of
        $729 and $660 at March 31, 2004 and 2003, respectively       24,139      18,156
    Note receivable                                                     768       7,192
    Inventories                                                       9,807       8,233
    Prepaid expenses and other                                        5,974       4,246
    Assets held for sale                                                 --       9,846
                                                                   --------    --------
         Total current assets                                        43,186      54,710
                                                                   --------    --------

PROPERTY, PLANT AND EQUIPMENT:

    Land                                                                548         443
    Buildings and improvements                                        6,153       4,897
    Equipment, furniture and fixtures                                17,242      15,610
                                                                   --------    --------
                                                                     23,943      20,950
    Less accumulated depreciation                                   (16,794)    (13,968)
                                                                   --------    --------
    Property, plant and equipment, net                                7,149       6,982
                                                                   --------    --------

OTHER ASSETS:
    Goodwill, net                                                    14,560      13,343
    Deferred income taxes                                               763         482
    Other assets                                                      7,974       3,023
                                                                   --------    --------
         Total other assets                                          23,297      16,848
                                                                   --------    --------

                                                                   $ 73,632    $ 78,540
                                                                   ========    ========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2004 AND 2003

                                 (In Thousands)

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                         Restated
                                                                        See Note 1
                                                                           2004        2003
                                                                         --------    --------
CURRENT LIABILITIES:
    Revolving credit facility                                            $  2,779    $ 22,192
    Current portion of long-term debt                                       2,500      28,284
    Accounts payable                                                       10,894       9,081
    Accrued liabilities and other                                          10,874      10,313
    Liabilities held for sale                                                  --       3,454
                                                                         --------    --------
         Total current liabilities                                         27,047      73,324
                                                                         --------    --------

LONG-TERM DEBT
    Long-term debt, net of current portion                                 18,154         765
    Senior secured subordinated notes, net of discount of $4,130            9,870          --
                                                                         --------    --------
             Total long-term debt                                          28,024         765
                                                                         --------    --------

OTHER LONG-TERM LIABILITIES                                                 4,186       3,252

WARRANTS                                                                   16,830          --

COMMITMENTS AND CONTINGENCIES                                                  --          --

SERIAL PREFERRED SHARES
   Serial Preferred Shares issued and outstanding 13 shares of
      Series B Cumulative Redeemable Voting Preferred Stock,
      without par value, liquidation value of $13,000, net of discount        274          --

  SHAREHOLDERS' EQUITY (DEFICIT):
  Common Shares, voting, no par value, at stated value; 40,000 shares authorized; 8,507 shares issued in 2004 and 2003; 8,443 and
      8,408 shares outstanding in 2004 and 2003                             2,276       2,276
    Additional paid-in capital                                             46,266      46,560
    Accumulated deficit                                                   (50,555)    (45,076)
    Accumulated other comprehensive loss                                      (95)     (1,597)
    Common Shares in treasury, at cost;
     64 and 99 shares held in 2004 and 2003                                  (621)       (964)
                                                                         --------    --------
         Total shareholders' equity (deficit)                              (2,729)      1,199
                                                                         --------    --------

                                                                         $ 73,632    $ 78,540
                                                                         ========    ========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

                      (In Thousands, Except Per Share Data)

                                                                     2004          2003          2002
                                                                  ----------    ----------    ----------
Revenues                                                          $  130,084    $  117,623    $  134,784

Operating costs and expenses:
  Cost of sales                                                       88,713        80,506        95,292
  Selling, general and administrative expenses                        32,841        35,157        35,179
                                                                  ----------    ----------    ----------
Operating income                                                       8,530         1,960         4,313

Interest expense                                                       9,565         6,725         5,878
                                                                  ----------    ----------    ----------
Loss from continuing operations before
  Income taxes                                                        (1,035)       (4,765)       (1,565)
Provision (benefit) for income taxes                                     576          (363)       11,155
                                                                  ----------    ----------    ----------
Loss from continuing operations                                       (1,611)       (4,402)      (12,720)
Discontinued operations:
  Loss from operations, net of income taxes                           (3,822)       (8,280)       (5,497)
  Gain (loss) on disposals, net of income taxes                          (46)        2,095            --
                                                                  ----------    ----------    ----------
Loss before Cumulative effect of change in accounting principle       (5,479)      (10,587)      (18,217)
Cumulative effect of change in accounting principle                       --       (18,238)           --
                                                                  ----------    ----------    ----------
Net Loss                                                          $   (5,479)   $  (28,825)   $  (18,217)
                                                                  ==========    ==========    ==========

Loss per share - Basic:
  Loss from continuing operations                                 $    (0.19)   $    (0.52)   $    (1.57)
  Discontinued operations:
  Loss from operations, net of income taxes                            (0.45)        (0.99)        (0.67)
  Gain (loss) on disposal, net of income taxes                         (0.01)         0.25            --
                                                                  ----------    ----------    ----------
Loss before Cumulative effect of change in accounting principle        (0.65)        (1.26)        (2.24)
Cumulative effect of change in accounting principle                       --         (2.17)           --
                                                                  ----------    ----------    ----------
Net Loss                                                          $    (0.65)   $    (3.43)   $    (2.24)
                                                                  ==========    ==========    ==========

Weighted average shares outstanding - Basic                            8,419         8,387         8,119
                                                                  ==========    ==========    ==========

Loss per share - Diluted:
  Loss from continuing operations                                 $    (0.19)   $    (0.52)   $    (1.57)
  Discontinued operations:
  Loss from operations, net of income taxes                            (0.45)        (0.99)        (0.67)
  Gain (loss) on disposal, net of income taxes                         (0.01)         0.25            --
                                                                  ----------    ----------    ----------
Loss before Cumulative effect of change in accounting principle        (0.65)        (1.26)        (2.24)
Cumulative effect of change in accounting principle                       --         (2.17)           --
                                                                  ----------    ----------    ----------
Net Loss                                                          $    (0.65)   $    (3.43)   $    (2.24)
                                                                  ==========    ==========    ==========

Weighted average shares outstanding - Diluted                          8,419         8,387         8,119
                                                                  ==========    ==========    ==========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

                                 (In Thousands)

                                                                                            ACCUMULATED
                                                                                               OTHER
                                               COMMON SHARES                                  COMPRE-       COMMON
                                              ----------------   ADDITIONAL     ACCUM-        HENSIVE       SHARES
                                                         PAR      PAID-IN       ULATED         INCOME        IN
                                              NUMBER    VALUE     CAPITAL       DEFICIT        (LOSS)      TREASURY      TOTAL
                                              ------   -------   ----------    ---------    -----------    --------    ---------
March 31, 2001                                 7,866   $ 2,276   $   49,979    $   1,966    $    (6,679)   $ (6,024)   $  41,518
Comprehensive Loss:
     Net loss                                     --        --           --      (18,217)            --          --      (18,217)
     Minimum pension liability, net of
       tax of $74                                 --        --           --           --           (132)         --         (132)
     Cumulative translation adjustment            --        --           --           --           (191)         --         (191)
                                                                                                                       ---------
  Total Comprehensive Loss                        --        --           --           --             --          --      (18,540)
  Issuance of 391 Treasury Shares                391        --       (2,986)          --             --       3,865          879
                                              ------   -------   ----------    ---------    -----------    --------    ---------
March 31, 2002                                 8,257     2,276       46,993      (16,251)        (7,002)     (2,159)      23,857
  Comprehensive Loss:
     Net loss                                     --        --           --      (28,825)            --          --      (28,825)
     Write-off Translation adjustment
        related to Discontinued operations        --        --           --           --          3,301          --        3,301
     Write-off of minimum pension liability
        related to Discontinued operations        --        --           --           --            498          --          498
     Cumulative translation adjustment            --        --           --           --          1,606          --        1,606
                                                                                                                       ---------
  Total Comprehensive Loss                        --        --           --           --             --          --      (23,420)

  Issuance of 934 Stock Warrants                  --        --          626           --             --          --          626
  Issuance of 151 Treasury Shares                151        --       (1,059)          --             --       1,195          136
                                              ------   -------   ----------    ---------    -----------    --------    ---------
March 31, 2003                                 8,408     2,276       46,560      (45,076)        (1,597)       (964)       1,199
  Comprehensive Loss:
     Net loss                                     --        --           --       (5,479)            --          --       (5,479)
       Minimum pension liability, net
         of tax of $66                            --        --           --           --           (155)         --         (155)
     Cumulative translation adjustment            --        --           --           --          1,657          --        1,657
                                                                                                                       ---------
  Total Comprehensive Loss                        --        --           --           --             --          --       (3,977)

  Issuance of 35 Treasury Shares                  35        --         (294)          --             --         343           49
                                              ------   -------   ----------    ---------    -----------    --------    ---------

March 31, 2004                                 8,443   $ 2,276   $   46,266    $ (50,555)   $       (95)   $   (621)   $  (2,729)
                                              ======   =======   ==========    =========    ===========    ========    =========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

                                 (In Thousands)

                                                                               Restated
                                                                              See Note 1
                                                                                 2004        2003        2002
                                                                               --------    --------    --------
Cash flows from operating activities:
  Net loss                                                                     $ (5,479)   $(28,825)   $(18,217)
  Adjustments to reconcile net loss
    to net cash provided by continuing operations:
    Loss on discontinued operations                                               3,868       6,185       5,497
    Depreciation and amortization                                                 3,641       3,130       4,257
    401(k) matching contributions in Treasury shares                                 --         136         841
    Minimum pension liability                                                        --         498          --
    Deferred income taxes                                                          (264)     (1,014)      7,297
    Gain (loss) on sale of assets                                                   (24)         11         (87)
    Cumulative effect of change in accounting principle                              --      18,238          --
Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts and notes receivable                                             1,196         787       4,844
        Inventories                                                              (1,138)      1,525       4,459
        Prepaid expenses and other                                               (2,426)       (990)      3,218
        Other assets                                                               (836)       (780)      3,819
        Accounts payable and accrued expenses                                     2,418       3,588      (1,158)
                                                                               --------    --------    --------
         Total adjustments                                                        6,435      31,314      32,987
                                                                               --------    --------    --------
         Net cash provided by continuing operations                                 956       2,489      14,770
                                                                               --------    --------    --------

Cash flows from investing activities:
  Additions to property, plant and equipment                                       (712)       (396)       (663)
  Proceeds from disposal of property, plant and equipment                           182         499         796
                                                                               --------    --------    --------
         Net cash provided (used) by investing activities                          (530)        103         133
                                                                               --------    --------    --------

Cash flows from financing activities:
  Net borrowing from new revolving credit facility                                2,779          --          --
  Net proceeds from issuance of Preferred Shares and warrants                    12,974          --          --
  Proceeds from senior subordinated notes and warrants                           14,000          --          --
  Proceeds from senior secured notes                                             20,500          --          --
  Payment of old senior notes                                                   (27,108)     (1,609)     (1,714)
  Payment of old revolving credit facility and other debt                       (24,500)     (9,707)     (3,699)
  Payment of financing cost                                                      (6,200)       (203)        (61)
  Net proceeds from issuance of Common Shares                                        49          --          40
                                                                               --------    --------    --------
         Net cash used by financing activities                                   (7,506)    (11,519)     (5,434)
                                                                               --------    --------    --------

Effect of changes in foreign currency exchange rates on cash                         16         154          (7)
                                                                               --------    --------    --------

Cash provided by (used for) discontinued operations                               2,525      10,994      (8,259)
                                                                               --------    --------    --------

Net increase (decrease) in cash                                                  (4,539)      2,221       1,203
Cash and cash equivalents at beginning of year                                    7,037       4,816       3,613
                                                                               --------    --------    --------
Cash and cash equivalents at end of year                                       $  2,498    $  7,037    $  4,816
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

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

                      (In Thousands, Except Per Share Data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

         As part of the recapitalization and refinancing, the Company issued warrants associated with the Series B Preferred Stock and the senior secured subordinated notes of 12,113,744 and 3,936,967, respectively on March 30, 2004. As of March 31, 2004, the proceeds from these issuances were allocated between the Series B Preferred Stock and the related warrant and the senior secured subordinated notes and the related warrant, respectively, based on a calculation of the fair value of the warrants that included a "blockage" discount. During the preparation of the Company's June 30, 2004 consolidated financial statements, it was determined that the value of these warrants should not include a "blockage" discount factor.

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), paragraph 315, defines the fair value as follows: `the definition of fair value in this Statement precludes an entity from using a "blockage" factor (that is, a premium or discount based on the relative size of the position held, such as a large proportion of the total trading units of an instrument) in determining the fair value of a large block of financial instruments. The definition of fair value requires that fair value be determined as the product of the number of trading units of an asset times a quoted market price if available.'

         Consistent with the foregoing discussion, the Company is restating its consolidated balance sheet to reflect an increase in the allocation of the proceeds to the warrants, a corresponding decrease in the allocation of the proceeds to the Series B Preferred Stock and senior secured subordinated notes, and conforming changes as of March 31, 2004. The Company is also restating its consolidated statement of cash flows for the year ended March 31, 2004 to reflect related changes in the allocations to "Net proceeds from issuance of Preferred Shares and warrants" and "Payment of financing costs." The changes contained in this restatement are a non-cash event and do not affect our consolidated statements of operations and shareholders' equity (deficit).

         The following table sets forth the relevant items on the consolidated balance sheet presentation as of March 31, 2004 as originally reported and as restated.

                           CONSOLIDATED BALANCE SHEETS

                                                                       As of March 31, 2004
                                                                       ---------------------
                                                                           As
                                                                       Previously      As
                                                                        Reported    Restated
                                                                       ----------   --------
Other Assets:
       Other assets                                                         7,055      7,974
                                                                       ----------   --------
             Total other assets                                            22,378     23,297
                                                                       ----------   --------
Total Assets                                                           $   72,713   $ 73,632
                                                                       ==========   ========

Long-Term Debt:
       Senior secured subordinated notes, net of discount $2,932 as
       originally stated and $4,130 as restated                            11,068      9,870
                                                                       ----------   --------
             Total long-term debt                                          29,222     28,024
                                                                       ----------   --------

Warrants                                                                    8,994     16,830

Serial Preferred Shares:
       Serial Preferred Shares issued and outstanding 13 shares of
         Series B Cumulative Redeemable Voting Preferred Stock,
         without par value,
         Liquation value of $13,000                                         5,993        274

Total Liabilities and Shareholders' Equity                             $   72,713   $ 73,632
                                                                       ==========   ========

         The following table sets forth the relevant items on the consolidated statement of cash flows for the year ended March 31, 2004, as originally reported and as restated.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended March 31, 2004
                                                                       -------------------------
                                                                           As
                                                                       Previously          As
                                                                        Reported        Restated
                                                                       ----------       --------
Cash flows from financing activities:
      Net proceeds from issuance of Preferred Shares and warrants          12,055         12,974
      Payment of financing costs                                           (5,281)        (6,200)

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

Components of other accumulated comprehensive income (loss) consist of the following:

                         MARCH 31,    MARCH 31,
                           2004         2003
                         ---------    ---------
Translation adjustment   $      60    $  (1,597)
Pensions                      (155)          --
                         ---------    ---------
Ending Balance           $     (95)   $  (1,597)
                         =========    =========

         Components of comprehensive income (loss) consist of the following:

                                           TWELVE MONTHS ENDED MARCH 31,
                                             2004                 2003
                                           --------             --------
Net loss                                   $ (5,479)            $(28,825)
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustment                        1,657                1,606
Pensions                                       (155)                  --
Write-off translation adjustment related
    to European operations                       --                 (152)
Write-off translation adjustment related
    to discontinued operations                   --                3,453
Write-off pensions related to European
    operations                                   --                  498
                                           --------             --------
Total comprehensive loss                   $ (3,977)            $(23,420)
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
                                                ========    ========    ========

         The Company allocated interest to discontinued operations of $366, $1,637 and $1,474 for fiscal 2004, 2003 and 2002, respectively, based on estimated proceeds from the discontinued operations dispositions that were used to pay down the Revolving Credit Facility and Senior Notes (see Note 3 - - Long-Term Debt). The interest rate used to calculate the interest expense allocated was the weighted average interest rate of the Revolving Credit Facility and Senior Notes.

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

3. LONG-TERM DEBT:

         Long-term debt at March 31, 2004 and 2003 consisted of the following:

                                         (RESTATED)
                                            2004       2003
                                         ---------   -------
New Term Loan,                           $  20,500   $     --
New Senior Secured Subordinated Notes,
   due 2011, net of discount $4,130          9,870         --
New Revolving Credit Facility                2,779         --
Old Senior Notes, due 2008                      --     26,824
Old Revolving Credit Facility                   --     22,192
Other                                          154      2,225
                                         ---------   --------
                                            33,303     51,241
Less: current portion                        5,279     50,476
                                         ---------   --------
                                         $  28,024   $    765
                                         =========   ========

         On March 30, 2004, the Company entered into a $40.0 million revolving credit, term loan and security agreement that expires on March 30, 2009. Initial borrowings were used to repay existing indebtedness. The revolving credit facility provides for a maximum principal amount of $19.5 million. Borrowings under the revolving credit facility are limited to borrowing base amounts as defined. The interest rate on the revolving credit facility is at prime plus 1.75%, which was 5.75% at March 31, 2004. The Company is also required to pay an unused line fee of 0.75% on the unused portion of the revolving credit facility and a collateral management fee of 0.50% based on the funded portion of the revolving credit facility. The revolving credit facility includes a credit sub-facility of $7.0 million for the issuance of standby letters of credit. Standby letter of credit fees are 3.0% on the undrawn face amount of all outstanding standby letters of credit. At March 31, 2004, the Company had $2.8 million outstanding under the revolving credit facility. The Company also had $6.1 million of outstanding letters of credit as of March 31, 2004. Total availability under the revolving credit facility at March 31, 2004, was approximately $4.5 million, after giving consideration to the borrowing base limitations under the revolving credit facility. The Company paid $3,084 in deferred financing costs, which is classified in other assets on the Consolidated Balance Sheets. This amount will be amortized over the life of the debt.

         The term loan facility provided for an original principal amount of $20.5 million. The term loan bears interest at prime plus 3.5% subject to a floor of 7.5%. The term loan requires the Company to make monthly principal payments from inception to March 1, 2009. The amount of the monthly payments are fixed, but the monthly amount increases each year. In addition, notwithstanding any other provisions in the revolving credit, term loan and security agreement, the Company is required to pay 50% of its excess cash flow, as defined, each year, starting with the year ending March 31, 2005, to further pay down the term loan. At March 31, 2004, the outstanding balance on the term loan was $20.5 million. The following represents the Company's commitment under the agreement for each of the years ended March 31: $2.5 million 2005, $3.5 million 2006, $4.0 million 2007, $4.5 million 2008 and $6.0 million 2009.

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

         On March 30, 2004, the Company entered into a $14.0 million senior secured subordinated note and equity purchase agreement. Initial borrowings were used to repay existing indebtedness. The interest rate on the senior secured subordinated notes is 12.5%. The notes do not require principal payments and are due on March 29, 2011. The senior secured subordinated notes are secured by a lien on the Company's domestic and Canadian accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate subordinated in lien priority only to the liens in favor of the senior lender. In addition, the holder of the senior secured subordinated notes received a warrant to purchase 3.9 million shares of the Company's Common Shares at an exercise price of $.001. A valuation was performed to determine the fair market value of the warrants at March 31, 2004, which was determined to be $4,130. This value was recorded as a liability on the Company's balance sheet and the debt balance was recorded at a discount. The amount of the discount will be amortized using the effective interest method over the life of the senior secured subordinated debt agreement. The fair market value of warrant is required to be updated on a quarterly basis. The primary input into this valuation is the market price of the Common Shares. As the Company's stock price increases, the value of the warrant will increase and as the stock price decreases, the value of the warrant decreases. The change in the value of the warrant will be recorded as income or expense in future period quarterly results. This has the potential to cause volatility in reported results in future periods. In addition, the warrant agreement provides for the warrant to participate in dividend distributions, even if the warrant has not been exercised. However, the warrant is not required to participate in losses. Therefore, the warrant is considered to be a "Participating Security" by Financial Accounting Standards No. 128 for Earnings Per Share (EPS) calculations. This means that the warrant is included in the weighted average share calculation only in periods in which the Company generates net income available to common shareholders. As such, the Company's EPS calculations also have the potential to be volatile. The senior secured subordinated note and equity purchase agreement requires the Company to maintain certain financial ratios and places limitations on its ability to pay cash dividends, incur additional indebtedness, make investments, including acquisitions, and take certain other actions. The Company was in compliance with these covenants at March 31, 2004. The Company paid $1,342 in deferred financing costs, which is classified in other assets on the Consolidated Balance Sheets. This amount will be amortized over the life of the debt, using the effective interest rate method.

         On March 30, 2004, the Company entered into a securities purchase agreement with a purchaser providing for a $13.0 million private equity investment. The proceeds were used to repay existing indebtedness. Under the terms of the securities purchase agreement, the Company issued 13,000 shares of newly-created Series B Preferred Stock. In addition, the purchaser received a warrant to purchase 12.1 million shares of Common Shares at an exercise price of $.001. A valuation was performed to determine the fair market value of the warrants at March 31, 2004, which was determined to be $12,700. This value was recorded as a liability on the Company's balance sheet and the Series B Preferred Stock was recorded net of the value of the warrant. The fair market value of warrant is required to be updated on a quarterly basis. The primary input into this valuation is the market price of the Common Shares. As the Company's stock price increases, the value of the warrant will increase and as the stock price decreases, the value of the warrant decreases. The change in the value of the warrant will be recorded as income or expense in future period quarterly results. This has the potential to cause volatility in reported results in future periods. In addition, the warrant agreement provides for the warrant to participate in dividend distributions, even if the warrant has not been exercised. However, the warrant is not required to participate in losses. Therefore, the warrant is considered to be a "Participating Security" by Financial Accounting Standards No. 128 for Earnings Per Share (EPS) calculations. This means that the warrant is included in the weighted average share calculation only in periods in which the Company generates net income available to common shareholders. As such, the Company's EPS calculations also have the potential to be volatile. The securities purchase agreement requires the Company to maintain certain financial ratios and places limitations on its ability to incur additional indebtedness, make investments, including acquisitions, and take certain other actions. The Company was in compliance with these covenants at March 31, 2004.

         Previous Revolving Credit Facility. In March 1999, the Company entered into an $80 million revolving credit facility that originally expired on April 30, 2002 (the "Revolving Credit Facility"). Initial borrowings were used to repay existing domestic bank indebtedness. Through a series of subsequent amendments, the size of the Revolving Credit Facility was reduced to $26.4 million and the expiration date was extended to March 31, 2004. Borrowings under the Revolving Credit Facility were limited to borrowing base amounts as defined. The Revolving Credit Facility provided for interest on borrowings at prime plus 5.0% and required the Company to pay a facility fee of 1.0% on the commitment amount. The Revolving Credit Facility was repaid on March 30, 2004. The Company expensed deferred financing costs of $0.2 million for the twelve months ended March 31, 2004.

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

4. SERIAL PREFERRED SHARES:

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

         Total rental expense was $4,729, $4,745 and $3,926 for fiscal 2004, 2003 and 2002, respectively.

6. INCOME TAXES:

         Components of income (loss) from continuing operations before income taxes as follows:

                  2004        2003        2002
                --------    --------    --------
United States   $ (3,713)   $ (4,633)   $ (3,294)
Foreign            2,678        (132)      1,729
                --------    --------    --------
                $ (1,035)   $ (4,765)   $ (1,565)
                ========    ========    ========

         Components of the provision for income taxes for continuing operations by jurisdiction follow:

                                2004        2003        2002
                              --------    --------    --------
Current -- Federal            $     24    $     --    $     --
        -- State and local          --         120          --
        -- Foreign                 833         718       1,618
                              --------    --------    --------
                                   857         838       1,618
Deferred -- Federal                 --          --       9,351
         -- State and local         --          --         (56)
         -- Foreign               (281)     (1,201)        242
                              --------    --------    --------
                                  (281)     (1,201)      9,537
                              --------    --------    --------
                              $    576    $   (363)   $ 11,155
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
                                         ========    ========    ========

         Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following at March 31, 2004 and 2003:

                                               2004       2003
                                             --------   --------
DEFERRED TAX ASSETS
  Bad debts                                  $    183   $    208
  Other accruals                                  899        860
  Uniform cost capitalization                      19          9
  Accrued expenses                              1,031        473
  Pension and other benefit accruals              718      1,264
  Minimum tax credit                              557        557
  Federal net operating loss carryforwards      2,877      7,060
  State net operating loss carryforwards          772        772
  Other                                         1,573        835
                                             --------   --------
         Total deferred tax assets              8,629     12,038

                                            2004        2003
                                          --------    --------
DEFERRED TAX LIABILITIES
  Property, plant and equipment               (274)       (353)
  Other                                       (409)       (367)
                                          --------    --------
         Total deferred tax liabilities       (683)       (720)
                                                      --------
Valuation allowance                         (7,183)    (10,836)
                                          --------    --------
Total net deferred taxes                  $    763    $    482
                                          ========    ========

         In fiscal year 2002, the Company established a full valuation allowance for its net domestic deferred tax assets do to its recurring losses. The valuation allowance was calculated in accordance with SFAS 109. The Company intends to maintain a full valuation allowance on its net domestic deferred tax assets including net operating loss carryforwards until sufficient positive evidence exists to support a reversal of the remaining allowance.

         Undistributed earnings of foreign subsidiaries amounted to $17,745 as of March 31, 2004. Deferred income taxes are not provided on these earnings as it is intended that these earnings are indefinitely re-invested in these entities.

         The Company had state net operating loss carryforwards and federal net operating loss carryforwards, which expire through 2022. The Company also has federal credit carryforwards relating to non-expiring alternative minimum tax credits. As a result of the refinancing and recapitalization transaction Corrpro experienced a change of control for income tax purposes as defined in U.S. tax law. As such, our net operating loss carryforwards available for use are limited as defined in section 382 of the U.S. tax code. Accordingly, the deferred tax asset associated with the federal net operating loss carryforwards, was reduced by $4,183, as well as the corresponding valuation allowance.

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

         The following table sets forth the change in benefit obligation, change in plan assets, funded status, Consolidated Balance Sheets presentation, net periodic pension benefit cost and the relevant assumptions for the Company's defined benefit pension plan at March 31:

                                                      2004        2003
                                                    --------    --------
Change in benefit obligation:
  Benefit obligation at beginning of year           $  5,168    $  3,816
    Service cost                                          --          --
    Interest cost                                        288         249
    Assumption change                                    540         771
    Effects of currency translation                      886         398
    Benefits paid                                        (88)        (66)
                                                    --------    --------
Benefit obligation at end of year                   $  6,794    $  5,168

Change in plan assets
  Fair value of plan assets at beginning of year    $  3,031    $  3,034
    Employer contributions                               253         193
    Benefits paid                                        (88)        (66)
    Effects of currency translation                      504         319
    Investment return                                    553        (449)
                                                    --------    --------
  Fair value of plan assets at end of year          $  4,253    $  3,031

Funded status                                       $ (2,541)   $ (2,137)

Amounts recognized in Consolidated Balance Sheets
  Accrued benefit liability                         $ (2,320)   $ (2,137)
  Minimum pension liability                             (221)         --

                                               2004       2003       2002
                                              ------     ------     ------
Net periodic pension benefit cost
  Service cost                                $   --     $   --     $   --
  Interest cost                                  288        247        218
  Expected return on assets                     (215)      (274)      (239)
  Net amortization and deferral                   --        749         17
                                              ------     ------     ------
Net periodic pension cost                     $   73     $  722     $   (4)

Weighted-average assumptions as of March 31
  Discount rate                                 5.25%       5.0%       6.0%
  Long-term rate of return on plan assets        6.5%       8.0%       8.0%
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

      Warrants

         On March 30, 2004, the Company completed a recapitalization that resulted in the issuance of warrants to its Series B Preferred Stockholder (see
Note 3 - - Long-Term Debt) exercisable for 12,114 Common Shares. The warrants are exercisable any time after March 30, 2004 until March 30, 2014. The warrants are duly authorized, validly issued, fully paid and nonassessable shares, at a purchase price of $0.001 per share. In addition, the warrant agreement provides for the warrant to participate in dividend distributions, even if the warrant has not been exercised. However, the warrant is not required to participate in losses. Therefore, the warrant is considered to be a "Participating Security" by Financial Accounting Standards No. 128 for Earnings Per Share (EPS) calculations. This means that the warrant is included in the weighted average share calculation only in periods in which the Company generates net income available to common shareholders.

         On March 30, 2004, the Company completed a recapitalization that resulted in the issuance of warrants to its Senior Secured Subordinated Note holder (see Note 3 - - Long-Term Debt) exercisable for 3,937 Common Shares. The warrants are exercisable any time after March 30, 2004 until March 30, 2011. The warrants are duly authorized, validly issued, fully paid and nonassessable shares, at a purchase price of $0.001 per share. The warrants have put rights to redeem for cash after seven years or certain other conditions. The put price is the fair market value of the common stock on the date of the exercise of the put. In addition, the warrant agreement provides for the warrant to participate in dividend distributions, even if the warrant has not been exercised. However, the warrant is not required to participate in losses. Therefore, the warrant is considered to be a "Participating Security" by Financial Accounting Standards No. 128 for Earnings Per Share (EPS) calculations. This means that the warrant is included in the weighted average share calculation only in periods in which the Company generates net income available to common shareholders.

         During the quarter ended September 30, 2002, the Company issued warrants to its lenders under its previous Revolving Credit Facility and Senior Notes. The warrant issued to the Revolving Credit Facility lender permits the lender to purchase 467 shares at a purchase price of $0.01 per share exercisable any time after July 31, 2003 until September 23, 2012 and the warrant issued to the Senior Notes lender permits the lender to purchase 467 shares at a purchase price of $0.01 per share exercisable any time after July 31, 2003 until September 23, 2012. For purposes of financial reporting, the warrants were valued at $313 each and the aggregate amount of $626 increased paid-in-capital and reduced short-term and long-term debt. In connection with refinancing and recapitalization, effective March 30, 2004, the warrants were subject to certain adjustments and as a result they each were adjusted upward by 227 shares outstanding at a new adjusted exercise price of $0.00631.

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

         Financial information relating to the Company's operations by segment are presented below:

                                                             2004          2003          2002
                                                          ----------    ----------    ----------
Revenue:
  Domestic Core Operations                                $   92,947    $   84,966    $  101,781
  Canadian Operations                                         24,071        19,254        21,277
  European Operations                                         13,066        13,403        11,726
                                                          ----------    ----------    ----------
                                                          $  130,084    $  117,623    $  134,784
                                                          ==========    ==========    ==========
Operating Income (Loss):
  Domestic Core Operations                                $   14,457    $   11,061    $   13,544
  Canadian Operations                                          4,153         3,634         2,850
  European Operations                                            947          (865)          908
  Corporate Related Costs and Other                          (11,027)      (11,870)      (12,989)
                                                          ----------    ----------    ----------
                                                          $    8,530    $    1,960    $    4,313
                                                          ==========    ==========    ==========
Total Assets:
  Domestic Core Operations                                $   26,133    $   30,780
  Canadian Operations                                         32,626        22,669
  European Operations                                          7,448         6,311
  Corporate Related Assets and Other (2004 as restated)        7,425         8,934
  Assets held for Sale                                            --         9,846
                                                          ----------    ----------
                                                          $   73,632    $   78,540
                                                          ==========    ==========
Capital Expenditures:
  Domestic Core Operations                                $     (560)   $     (282)   $     (511)
  Canadian Operations                                            (36)          (48)          (77)
  European Operations                                            (28)          (45)          (75)
  Corporate Related Capital Expenditures                         (88)          (21)           --
                                                          ----------    ----------    ----------
                                                          $     (712)   $     (396)   $     (663)
                                                          ==========    ==========    ==========

Depreciation and Amortization:
  Domestic Core Operations                                $    1,182    $    1,925    $    2,458
  Canadian Operations                                            247           281           677
  European Operations                                             82           103           115
  Corporate Related Depreciation and Amortization              2,130           821         1,007
                                                          ----------    ----------    ----------
                                                          $    3,641    $    3,130    $    4,257
                                                          ==========    ==========    ==========

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

         COMPLIANCE ORDER. In January 2003, the Company received a Consolidated Compliance Order and Notice of Potential Penalty from the Louisiana Department of Environmental Quality pursuant to which the department alleges that the Company's foundry operations failed to submit required storm water monitoring information as required by law. The alleged failure relates to periods subsequent to the cessation of the Company's foundry operations. The Company has appealed the matter and the department has agreed to engage an informal resolution of the matter. Based on current available information, the Company does not believe that it is reasonably possibly that this matter will have a material effect on its future operations, financial position or cash flows.

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

Three Months Ended                               06/30/03   09/30/03(6)    12/31/03   03/31/04      Total
-----------------------------------------------------------------------------------------------------------
(In Thousands, Except per Share Data)
Revenues                                         $ 33,052   $    34,433    $ 32,939   $ 29,660    $ 130,084

Operating income (loss)                             3,092         3,607       2,848     (1,017)       8,530

Net Income (loss) from continuing operations        1,260         1,343         647     (4,861)      (1,611)

Net income (loss)                                     833        (1,880)        442     (4,874)      (5,479)

Earnings (loss) per share -  - Basic:
    Income (loss) from continuing operations     $   0.15   $      0.16    $   0.07   $  (0.58)   $   (0.19)
    Net income (loss)                                0.10         (0.22)       0.05      (0.58)       (0.65)

Weighted average number of shares -  - Basic        8,408         8,408       8,420      8,436        8,419

Earnings (loss) per share -  - Diluted:
    Income (loss) from continuing operations     $   0.13   $      0.14    $   0.07   $  (0.58)   $   (0.19)
    Net income (loss)                                0.09         (0.20)       0.05      (0.58)       (0.65)

Weighted average number of shares -  - Diluted      9,383         9,356       9,361      8,436        8,419

Three Months Ended                             06/30/02(1)    09/30/02(2)(3)    12/31/02   03/31/03(4)(5)      Total
----------------------------------------------------------------------------------------------------------------------
(In Thousands, Except per Share Data)
Revenues                                       $    29,689    $       31,473    $ 31,781   $       24,680    $ 117,623

Operating income (loss)                                499             1,419       2,577           (2,535)       1,960

Net Income (loss) from continuing operations        (1,156)             (530)        419           (3,135)      (4,402)

Net income (loss)                                  (20,685)           (3,358)        449           (5,231)     (28,825)

Earnings (loss) per share -  - Basic:
    Income (loss) from continuing operations   $     (0.14)   $        (0.06)   $   0.04   $        (0.37)   $   (0.52)
    Net income (loss)                                (2.47)            (0.40)       0.05            (0.62)       (3.43)

Weighted average number of shares -  - Basic         8,350             8,403       8,408            8,408        8,387

Earnings (loss) per share -  - Diluted:
    Income (loss) from continuing operations   $     (0.14)   $        (0.06)   $   0.04   $        (0.37)   $   (0.52)
    Net income (loss)                                (2.47)            (0.40)       0.05            (0.62)       (3.43)

Weighted average number of shares - - Diluted        8,350             8,403       9,325            8,408        8,387

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

(3) Included in continuing operations in the second quarter of fiscal 2003 was an asset impairment charge of $450

(4) Included in discontinued operations in the fourth quarter of fiscal 2003 was a gain on sale of discontinued operations of $2,095

(5) Included in discontinued operations in the fourth quarter of fiscal 2003 was an asset impairment charge of $1,575

(6) Included in discontinued operations in the second quarter of fiscal 2004 was an asset impairment charge of $3,278

ITEM 9A. CONTROLS AND PROCEDURES

(a) Controls and Procedures.

         Following the commencement of an internal review of our accounting records and procedures and the investigation initiated by our Audit Committee of the Board of Directors in connection with the restatement process related to our former Australian Subsidiary (the "Audit Committee Investigation"), we initiated a significant restructuring plan. The multi-year plan included a series of initiatives to improve operating income and reduce debt, including the sale of non-core business units and use of the proceeds to reduce debt. These activities, while critical to our successful restructuring, complicated our ability to assess the overall effectiveness of internal controls.

         Since the inception of the Audit Committee Investigation, we have made a number of significant changes that strengthened the internal controls over our financial accounting, reporting and disclosure procedures (the "Reporting and Disclosure Procedures"). These changes included, but were not necessarily limited to, (i) communicating clearly and consistently a tone from senior management regarding the proper conduct in these matters, (ii) strengthening the North American financial management organizational reporting chain, (iii) requiring stricter account reconciliation standards, (iv) updating and expanding the distribution of our business conduct questionnaire, (v) requiring quarterly as well as annual business units written representations, (vi) expanding the financial accounting procedures in the current year, (vii) commencing a comprehensive, team-based process to further assess and enhance the efficiency and effectiveness of our financial processes, including support efforts which better integrate current and evolving financial information system initiatives, and addressing any remaining weaknesses, and (viii) establishing of an internal audit function.

         We will continue the process of identifying and implementing corrective actions where required to improve the effectiveness of our Reporting and Control Procedures. Significant supplemental resources will continue to be required to prepare the required financial and other information during this process. The changes made to date as discussed above have enabled us to restate our previous filings where required, as well as subsequently prepare and file the remainder of the required periodic reports.

(b) Evaluation of Disclosure Controls and Procedures.

         Our Chief Executive Officer and Chief Financial Officer (the "Senior Officers"), with the participation of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a - 15(e) and 15d - 15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K/A. Based on that evaluation, and subject to inherent limitations on the effectiveness of internal controls as described below, the Senior Officers have concluded that to their knowledge as of the end of the period covered by this Annual Report on Form 10-K/A, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         In reaching the conclusion set forth above, the Senior Officers considered the restatement of the Company's financial statements as of and for the fiscal year ended March 31, 2004 contained elsewhere in this Annual Report on Form 10-K/A. The Senior Officers have concluded that the circumstances giving rise to this restatement were not reflective of any weakness in our disclosure controls and procedures, and that such disclosure controls and procedures were operating effectively throughout the period covered by this Annual Report on Form 10-K/A.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS ARE INCLUDED IN PART II, ITEM 8 OF THIS ANNUAL REPORT ON FORM 10-K/A:

                  Report of Independent Registered Public Accounting Firm

                  Consolidated Balance Sheets at March 31, 2004 and 2003

                  Consolidated Statements of Operations for the years ended March 31, 2004, 2003 and 2002

                  Consolidated Statements of Shareholders' Equity (Deficit) for the years ended March 31, 2004, 2003 and 2002

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

4.3 First Amendment to Credit Agreement dated October 19, 2000 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among the Company., CSI Coating Systems, Inc. and the
              Lenders Party thereto. (12)

4.4           Letter Agreement dated October 19, 2000 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among the
              Company., CSI Coating Systems, Inc. and the Lenders Party thereto.
              (12)

4.5 Second Amendment to Credit Agreement dated as of June 29, 2001 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among the Company., CSI Coating Systems, Inc. and the
              Lenders Party thereto. (12)

4.6 Third Amendment to Credit Agreement dated as of August 10, 2001 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among the Company, CSI Coating Systems, Inc. and the
              Lenders Party thereto. (13)

4.7 Fourth Amendment to Credit Agreement dated as of November 12, 2001 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among the Company, CSI Coating Systems, Inc. and the
              Lenders Party thereto. (14)

4.8 Fifth Amendment to Credit Agreement dated as of February 11, 2002 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among the Company, CSI Coating Systems, Inc. and the
              Lenders Party thereto. (15)

4.9 Sixth Amendment to Credit Agreement dated as of September 23, 2002 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among the Company, CSI Coating Systems, Inc. and the
              Lenders party thereto. (17)

4.10 Seventh Amendment to Credit Agreement dated as of November 1, 2002 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among the Company, CSI Coating Systems, Inc. and the
              Lenders party thereto. (18)

4.11 Eighth Amendment to Credit Agreement dated as of February 10, 2003 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among the Company, CSI Coatings Systems, Inc. and the
              Lenders party thereto. (24)

4.12 Ninth Amendment to Credit Agreement dated as of July 31, 2003 relating to the Amended and Restated Credit Agreement dated as of June 9, 2000 among the Company, CSI Coating Systems, Inc. and the
              Lenders party

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

4.15 Note Purchase Agreement dated as of January 21, 1998 by and among the Company and The Prudential Insurance Company of America herein. (5)

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

4.39          Common Stock Purchase Warrant issued to American Capital
              Strategies, Ltd. dated as of March 30, 2004. (23)

4.40          Registration Rights Agreement dated as of September 23, 2002 between the Company and Bank One, NA. (17)

4.41 Registration Rights Agreement dated as of September 23, 2002 between the Company and The Prudential Insurance Company of
              America. (17)

4.42          Investor and Registration Rights Agreement by and between CorrPro
              Investments, LLC and the Company dated as of March 30, 2004. (23)

4.43          Amendment dated September 23, 2002 between the Company and The
              Prudential Insurance Company of America to the Note Purchase
              Agreement dated January 21, 1998. (17)

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

21.1          Subsidiaries of the Company. (25)

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

----------------

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

(4) Copies of the exhibits to which this footnote applies were filed, respectively, as Exhibits 4.3 (Amended and Restated Credit Agreement) and 4.6 (Note Purchase Agreement Amendment) to our Annual Report on Form 10-K for the period ended March 31, 2000 and are hereby incorporated by reference.

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

(11) A copy of this exhibit filed as Exhibit 10.2 to our Annual Report on Form 10-K for the period ended March 31, 1998, and is hereby incorporated by reference.

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

(25) A copy of this exhibit filed as Exhibit 21.1 to our Annual Report on Form 10-K for the period ended March 31, 2004 is incorporated herein by reference.

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

         (c)      EXHIBITS

                  See "Index to Exhibits" at Item 15(a) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-K/A for the fiscal year ended March 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CORRPRO COMPANIES, INC.

August 12, 2004                        By: /s/ Joseph P. Lahey
                                           ------------------------------------
                                           Joseph P. Lahey
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 12, 2004                        /s/ Joseph P. Lahey
                                       ----------------------------------------
                                       Joseph P. Lahey
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

August 12, 2004                        /s/ Robert M. Mayer
                                       ----------------------------------------
                                       Robert M. Mayer
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

August 12, 2004                        /s/ James A. Johnson
                                       ----------------------------------------
                                       James A. Johnson
                                       Chairman of the Board of Directors

August 12, 2004                        /s/ Jay I. Applebaum
                                       ----------------------------------------
                                       Jay I. Applebaum, Director

August 12, 2004                        /s/ Jason H. Reed
                                       ----------------------------------------
                                       Jason H. Reed, Director

August   , 2004
                                       ----------------------------------------
                                       Joseph W. Rog, Director

August 12, 2004                        /s/ C. Richard Lynham
                                       ----------------------------------------
                                       C. Richard Lynham, Director

August 12, 2004                        /s/ Harry W. Millis
                                       ----------------------------------------
                                       Harry W. Millis, Director

August 12, 2004                        /s/ Neal R. Restivo
                                       ----------------------------------------
                                       Neal R. Restivo, Director

August   , 2004
                                       ----------------------------------------
                                       Warren F. Rogers, Director