Form 10-Q
period 2004-06-30
CORRPRO COMPANIES INC /OH/
filed 2004-08-16
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 ----------------------------------------------

                                    FORM 10-Q

      (Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
                                       OR

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

            YES [X]                                         NO[ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

            YES [ ]                                         NO [X]

      As of August 11, 2004, 8,450,442 Common Shares, without par value, were outstanding.

                             CORRPRO COMPANIES, INC.

                                      INDEX

                                                                    Page
                                                                    ----
PART I.  FINANCIAL INFORMATION

ITEM 1.      Financial Statements

                Consolidated Balance Sheets                         3
                Consolidated Statements of Operations               4
                Consolidated Statements of Cash Flows               5
                Notes to the Consolidated Financial Statements      6-15

ITEM 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                 16-22

ITEM 3.      Quantitative and Qualitative Disclosures
                About Market Risk                                   23

ITEM 4.      Controls and Procedures                                24

PART II.  OTHER INFORMATION

ITEM 1.      Legal Proceedings                                      25

ITEM 2.      Changes in Securities, Use of Proceeds and Issuer
                Purchases of Equity Securities                      25

ITEM 3.      Defaults Upon Senior Securities                        25

ITEM 4.      Submission of Matters to a Vote of Security Holders    25

ITEM 5.      Other Information                                      25

ITEM 6.      Exhibits and Reports on Form 8-K                       25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                          Restated
                                                                                         See Note 1
                                                                          June 30,        March 31,
                                                                            2004            2004
                                                                         (Unaudited)      (Audited)
                                                                         -----------     -----------
ASSETS
Current Assets:
  Cash and cash equivalents                                              $     1,823     $     2,498
  Accounts receivable, net                                                    27,312          24,139
  Other receivables, net                                                          --             768
  Inventories                                                                  9,968           9,807
  Prepaid expenses and other                                                   5,776           5,974
                                                                         -----------     -----------
    Total current assets                                                      44,879          43,186
                                                                         -----------     -----------

Property, Plant and Equipment, net                                             6,951           7,149

Other Assets:
    Goodwill                                                                  14,410          14,560
    Other assets                                                               8,024           7,974
    Deferred income taxes                                                        767             763
                                                                         -----------     -----------
            Total other assets                                                23,201          23,297
                                                                         -----------     -----------
                                                                         $    75,031     $    73,632
                                                                         ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Short-term borrowings and current portion of long-term debt          $     8,175     $     5,279
    Accounts payable                                                          10,242          10,894
    Accrued liabilities and other                                              9,422          10,874
                                                                         -----------     -----------
            Total current liabilities                                         27,839          27,047
                                                                         -----------     -----------
Long-Term Debt:
   Long-term debt, net of current portion                                     17,286          18,154
   Senior secured subordinated notes, net of discount
    of $4,072 at June 30, 2004 and $4,130 at March 31, 2004                    9,928           9,870
                                                                         -----------     -----------
            Total long-term debt                                              27,214          28,024
                                                                         -----------     -----------

Other Long-Term Liabilities                                                    4,225           4,186

Warrants                                                                      29,036          16,830

Commitments and Contingencies                                                     --              --

Series B Cumulative Redeemable Voting Preferred Stock,
      without par value, liquidation value of $13,449, net of discount           274             274

Shareholders' Equity (Deficit):
    Common shares                                                              2,276           2,276
    Additional paid-in capital                                                46,266          46,266
    Accumulated deficit                                                      (61,188)        (50,555)
    Accumulated other comprehensive loss                                        (290)            (95)
    Common shares in treasury, at cost                                          (621)           (621)
                                                                         -----------     -----------
            Total shareholders' equity (deficit)                             (13,557)         (2,729)
                                                                         -----------     -----------
                                                                         $    75,031     $    73,632
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

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               For the Three
                                                               Months Ended
                                                                 June 30,
                                                           --------------------
                                                             2004        2003
                                                           --------    --------
Revenues                                                   $ 34,110    $ 33,052
Operating cost and expenses:

   Cost of sales                                             23,138      21,984

   Selling, general & administrative expenses                 8,385       7,976
                                                           --------    --------
Operating income                                              2,587       3,092

Other income (expense):
   Change in fair value of warrants                         (12,206)         --
   Interest expense                                          (1,305)     (1,479)
                                                           --------    --------
Income (loss) from continuing operations
   before income taxes                                      (10,924)      1,613

Provision (benefit) for income taxes                           (291)        353
                                                           --------    --------
Income (loss) from continuing operations                    (10,633)      1,260

Discontinued operations:
   Loss from operations, net                                     --        (381)
   Loss on disposal, net of income taxes                         --         (46)
                                                           --------    --------
Net income (loss)                                           (10,633)        833

Dividends attributable to preferred stock                       449          --
                                                           --------    --------
Net income (loss) available to common shareholders         $(11,082)   $    833
                                                           ========    ========

Earnings (loss) per share - Basic:
   Income (loss) from continuing operations
    (net of dividends attributable to preferred stock)     $  (1.31)   $   0.15
   Discontinued operations                                       --       (0.05)
                                                           --------    --------
      Net income (loss) available to common shareholders   $  (1.31)   $   0.10
                                                           ========    ========

Earnings (loss) per share - Diluted:
   Income (loss) from continuing operations
    (net of dividends attributable to preferred stock)     $  (1.31)   $   0.13
   Discontinued operations                                       --       (0.04)
                                                           --------    --------
      Net income (loss) available to common shareholders   $  (1.31)   $   0.09
                                                           ========    ========

Weighted average shares -
   Basic                                                      8,443       8,408
   Diluted                                                    8,443       9,383

      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                               Three Months Ended
                                                                    June 30,
                                                               -------------------
                                                                 2004       2003
                                                               --------    -------
Cash flows from operating activities:
  Net income (loss)                                            $(10,633)   $   833
  Adjustments to reconcile net income (loss)
    to net cash provided by continuing operations:
    Loss on discontinued operations                                  --        427
    Depreciation and amortization                                   686        795
    Change in fair value of warrants                             12,206         --
    Deferred income taxes                                             1         (5)
    Gain (loss) on sale of assets                                   (11)         2
Changes in operating assets and liabilities:
        Accounts and notes receivable                            (2,558)     1,489
        Inventories                                                (250)      (435)
        Prepaid expenses and other                                  167       (999)
        Other assets                                                (98)      (244)
        Accounts payable and accrued expenses                    (1,953)      (735)
                                                               --------    -------
         Total adjustments                                        8,190        295
                                                               --------    -------
         Net cash provided (used) by continuing operations       (2,443)     1,128
                                                               --------    -------

Cash flows from investing activities:
  Additions to property, plant and equipment                       (173)      (158)
  Proceeds from disposal of property, plant and equipment            --         41
                                                               --------    -------
         Net cash used by investing activities                     (173)      (117)
                                                               --------    -------

Cash flows from financing activities:
  Net borrowing from new revolving credit facility                2,476         --
  Payment of senior secured notes                                  (224)        --
  Payment of old revolving credit facility and other debt            --     (1,923)
  Payment of financing cost                                        (302)        --
                                                               --------    -------
         Net cash provided (used) by financing activities         1,950     (1,923)
                                                               --------    -------
Effect of changes in foreign currency exchange rates on cash         (9)       140
                                                               --------    -------

Cash used for discontinued operations                                --       (161)
                                                               --------    -------

Net decrease in cash                                               (675)      (933)
Cash and cash equivalents at beginning of year                    2,498      7,037
                                                               --------    -------
Cash and cash equivalents at end of period                     $  1,823    $ 6,104
                                                               ========    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (refunded) during the period for:
    Income taxes                                               $   (558)   $   429
    Interest                                                   $    991    $ 1,275

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

      The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005, or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2004.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Restatement of March 31, 2004 Consolidated Balance Sheet

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

      Consistent with the foregoing discussion, the Company restated its March 31, 2004 consolidated balance sheet to reflect an increase in the allocation of the proceeds to the warrants, a corresponding decrease in the allocation of the proceeds to the Series B Preferred Stock and senior secured subordinated notes, and conforming changes as of March 31, 2004. The Company also restated its consolidated statement of cash flows for the year ended March 31, 2004 to reflect related changes in the allocations to "Net proceeds from issuance of Preferred Shares and warrants" and "Payment of financing costs." The changes contained in the restatement were a non-cash event and did not affect the consolidated statements of operations and shareholders' equity (deficit).

      The following table sets forth the relevant items on the consolidated balance sheet presentation as of March 31, 2004 as originally reported and as restated.

                           CONSOLIDATED BALANCE SHEETS

                                                                       As of March 31, 2004
                                                                       ---------------------
                                                                           As
                                                                       Previously      As
                                                                        Reported    Restated
                                                                       ----------   --------
Other Assets:
       Other assets                                                         7,055      7,974
                                                                       ----------   --------
             Total other assets                                            22,378     23,297
                                                                       ----------   --------
Total Assets                                                           $   72,713   $ 73,632
                                                                       ==========   ========

Long-Term Debt:
       Senior secured subordinated notes, net of discount $2,932 as
       originally stated and $4,130 as restated                            11,068      9,870
                                                                       ----------   --------
             Total long-term debt                                          29,222     28,024
                                                                       ----------   --------
Warrants                                                                    8,994     16,830

Serial Preferred Shares:
        Serial Preferred Shares issued and outstanding 13 shares of
            Series B Cumulative Redeemable Voting Preferred Stock,
            without par value, Liquation value of $13,000                   5,993        274

Total Liabilities and Shareholders' Equity (Deficit)                   $   72,713   $ 73,632
                                                                       ==========   ========

Stock-based compensation

         As permitted by the Statement of Financial Accounting Standard ("SFAS"), No. 123, "Accounting for Stock-Based Compensation," the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25" and related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS No. 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award. The following table illustrates the effect on net income (loss) and income (loss) per common share as if the Black-Scholes fair value method described in SFAS No. 123 had been applied to the Company's stock option plans:

                                                                         FOR THE THREE
                                                                          MONTHS ENDED
                                                                            JUNE 30,
                                                                      ---------------------
                                                                         2004        2003
                                                                      ----------    -------
Net income (loss) available to common shareholders:
  As reported                                                         $  (11,082)   $   833
  Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for all awards                              21        214
                                                                      ----------    -------
  Pro forma income (loss) available to common shareholders            $  (11,103)   $   619
                                                                      ==========    =======
Basic earnings (loss) per share available to common shareholders:
  As reported                                                         $    (1.31)   $  0.10
  Pro Forma                                                           $    (1.32)   $  0.07
Diluted earnings (loss) per share available to common shareholders:
  As reported                                                         $    (1.31)   $  0.09
  Pro Forma                                                           $    (1.32)   $  0.07


      For purposes of this pro forma, the fair value of each option grant was estimated using the Black-Scholes option-pricing model. The significant assumptions used were a risk-free interest rate of 4.8%, an expected volatility of 118.7%, an expected life of 10 years and no expected dividends.

NOTE 2. ASSETS AND LIABILITIES HELD FOR SALE

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

      In the second quarter of fiscal 2004, the Company's Board of Directors removed our European Operations from discontinued operations. The Board concluded that the Company's value would be enhanced by maintaining its European presence rather than by selling the European Operations at that time, based in part on the strength of the local management team, the similar characteristics of the served markets, and the favorable prospects for this business. Therefore, effective in the second quarter of fiscal 2004, the Company reported quarterly and annual results of its European Operations in its continuing operations, and prior-year financial statements have been reclassified to reflect its European Operations as continuing operations.

      Operating gains or losses have been experienced with the disposition of the non-core assets at the time of disposal during implementation of the restructuring plan. Statements of operations for the discontinued operations for the three months ended June 30, 2003 are shown below.

                                                FOR THE THREE MONTHS ENDED
                                                         JUNE 30,
                                                           2003
                                                --------------------------
Revenues                                                  $ 3,466
Operating cost and expenses:
   Cost of sales                                            2,684
   Selling, general & administrative expenses                 974
                                                          -------
Operating loss                                               (192)
Loss on disposal                                               46
Interest expense                                              189
                                                          -------
Loss from discontinued operations
   before income taxes                                       (427)
Provision for income taxes                                     --
                                                          -------
Loss from discontinued operations                         $  (427)
                                                          =======

      The Company allocated interest to discontinued operations of $189 for the three months ended June 30, 2003, based on estimated proceeds from the discontinued operations dispositions that were used to pay down the Company's then-outstanding Revolving Credit Facility and Senior Notes. The interest rate used to calculate the interest expense allocated was the weighted average interest rate of the then-outstanding Revolving Credit Facility and Senior Notes.

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

NOTE 3 - INVENTORIES

                                          June 30,   March 31,
                                            2004       2004
                                          --------   ---------
Inventories consist of the following:
       Component parts and raw material   $  5,248   $   5,156
       Finished goods                        4,720       4,651
                                          --------   ---------
                                          $  9,968   $   9,807
                                          ========   =========

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                                                          June 30,    March 31,
                                                            2004        2004
                                                          --------    --------
Property, plant and equipment consist of the following:
        Land                                              $    542    $    548
        Buildings and improvements                           6,033       6,153
        Equipment, furniture and fixtures                   16,409      17,242
                                                          --------    --------
                                                            22,984      23,943
        Less: Accumulated depreciation                     (16,033)    (16,794)
                                                          --------    --------
                                                          $  6,951    $  7,149
                                                          ========    ========

NOTE 5 - EARNINGS PER SHARE

      Basic earnings per share ("EPS") is computed by dividing net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding for the period, which was 8,443 and 8,408 for the three months ended June 30, 2004 and 2003, respectively. Diluted EPS for the period has been determined by dividing net income (loss) available to common shareholders by the weighted average number of common shares and potential common shares outstanding for the period, which was 8,443 and 9,383 for the three months ended June 30, 2004 and 2003, respectively. Potential common shares consist only of unexercised stock options and warrants. On March 30, 2004, the Company completed a recapitalization that resulted in the issuance of warrants exercisable for Common Shares. In accordance with generally accepted accounting principles for "Participating Securities," these warrants will be included in the weighted average shares calculation only in periods in which the Company generates net income available to common shareholders. Net income available to common shareholders represents net income less the annual preferred stock dividend.

NOTE 6 - STOCK PLANS

      The Company granted no options under the 1997 Option Plan and the Non-Employee Director Option Plan, during the three months ended June 30, 2004 and 2003, respectively. During the three months ended June 30, 2004, a total of 8 stock options were exercised at prices ranging from $0.63 to $1.69. In addition, options previously granted to purchase 901 and 15 common shares at exercise prices ranging from $0.32 to $12.10 expired, were cancelled or were forfeited, during the three months ended June 30, 2004 and 2003, respectively.

NOTE 7 - COMPREHENSIVE INCOME

      Accumulated other comprehensive income (loss) is reported separately from retained earnings and additional paid-in-capital in the Consolidated Balance Sheets. Items considered to be other comprehensive income (loss) include adjustments made for foreign currency translation (under SFAS No. 52) and pensions (under SFAS No. 87).

      Components of other accumulated comprehensive income (loss) consist of the following:

                         JUNE 30,     MARCH 31,
                           2004         2004
                         ---------    ---------
Translation adjustment   $    (135)   $      60
Pensions                      (155)        (155)
                         ---------    ---------
Ending Balance           $    (290)   $     (95)
                         =========    =========

      Components of comprehensive income (loss) consist of the following:

                                      Three Months Ended June 30,
                                         2004            2003
                                      -----------     ----------
Net income (loss)                     $   (10,633)    $      833
Other Comprehensive income (loss):
Translation adjustment                       (195)           637
                                      -----------     ----------
Total comprehensive income (loss)     $   (10,828)    $    1,470
                                      ===========     ==========

NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and the periodic benefit cost of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is in effect for the Company's fiscal years ended June 14, 2004, and interim periods beginning after June 15, 2004, for foreign plans. The adoption of this revision is not expected to have a material impact on its results of operations or financial position.

      In November 2003, the Emerging Issues Task Force ("EITF") issued EITF 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128", FASB Statement No. 128, "Earning Per Share". This EITF provides clarification on the earning per share calculation for participating securities as defined under FASB No. 128. The EITF is effective for the reporting period after March 31, 2004. Prior period earnings per share amounts presented for comparative purposes should be restated to conform to the guidance in the consensus. The Company adopted this EITF in the first quarter of fiscal 2005.

NOTE 9 - PRODUCT WARRANTIES

      In the normal course of business, the Company provides warranties and indemnifications for its products and services. The Company provides warranties that the products it distributes are in compliance with prescribed specifications. In addition, the Company has indemnity obligations to its customers for these products, which have also been provided to the Company from its suppliers, either through express agreement or by operation of law.

      At June 30, 2004, accrued warranty costs were not material to the consolidated balance sheets.

NOTE 10 - BUSINESS SEGMENTS

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

      Financial information relating to the Company's operations by segment are presented below:

                                         FOR THE THREE MONTHS ENDED
                                                  JUNE 30,
                                           2004             2003
                                        -----------      -----------
Revenue:
  Domestic Core Operations              $    25,149      $    23,978
  Canadian Operations                         5,740            5,697
  European Operations                         3,221            3,377
                                        -----------      -----------
                                        $    34,110      $    33,052
                                        ===========      ===========

Operating Income:
  Domestic Core Operations              $     4,123      $     4,421
  Canadian Operations                         1,181              974
  European Operations                           136              354
  Corporate Related Costs and Other          (2,853)          (2,657)
                                        -----------      -----------
                                        $     2,587      $     3,092
                                        ===========      ===========

NOTE 11 - REVOLVING CREDIT FACILITY AND SENIOR NOTES

      Long-term debt at June 30, 2004 and March 31, 2004 consisted of the following:

                                       JUNE 30,    MARCH 31,
                                         2004        2004
                                       --------    ---------
Term Loan                              $20,046      $20,500
Senior Secured Subordinated Notes,
due 2011, net of discount (1)            9,928        9,870
Revolving Credit Facility                5,255        2,779
Other                                      160          154
                                       -------      -------
                                        35,389       33,303
Less: current portion                    8,175        5,279
                                       -------      -------
                                       $27,214      $28,024
                                       =======      =======

(1). The Senior Secured Subordinated Notes are net of discounts of $4,072 at June 30, 2004 and $4,130 at March 31, 2004.

      On March 30, 2004, the Company entered into a $40.0 million revolving credit, term loan and security agreement that expires on March 30, 2009. Initial borrowings were used to repay existing indebtedness. The revolving credit facility provides for a maximum principal amount of $19.5 million. Borrowings under the revolving credit facility are limited to borrowing base amounts as defined. The interest rate on the revolving credit facility is at prime plus 1.75%, which was 6.0% at June 30, 2004. The Company is also required to pay an unused line fee of 0.75% on the unused portion of the revolving credit facility and a collateral management fee of 0.50% based on the funded portion of the revolving credit facility. The revolving credit facility includes a credit sub-facility of $7.0 million for the issuance of standby letters of credit. Standby letter of credit fees are 3.0% on the undrawn face amount of all outstanding standby letters of credit. At June 30, 2004, the Company had $5.3 million outstanding under the revolving credit facility. The Company also had $6.6 million of outstanding letters of credit as of June 30, 2004. Total availability under the revolving credit facility at June 30, 2004, was approximately $3.5 million, after giving consideration to the borrowing base limitations under the revolving credit facility.

      The term loan facility provided for an original principal amount of $20.5 million. The term loan bears interest at prime plus 3.5% subject to a floor of 7.5%. The term loan requires the Company to make monthly principal payments from inception to March 1, 2009. The amount of the monthly payments are fixed, but the monthly amount increases each year. In addition, notwithstanding any other provisions in the revolving credit, term loan and security agreement, the Company is required to pay 50% of its excess cash flow, as defined, each year, starting with the year ending March 31, 2005, to further pay down the term loan. At June 30, 2004, the outstanding balance on the term loan was $20.0 million. The following represents the Company's commitment under the agreement for each of the years ended March 31: $2.5 million 2005, $3.5 million 2006, $4.0 million 2007, $4.5 million 2008 and $6.0 million 2009.

      Borrowings under the revolving credit, term loan and security agreement are secured by a first priority security interest in the Company's domestic and Canadian accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate. The Company has also pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The agreement requires the Company to maintain certain financial ratios and places limitations on its ability to pay cash dividends, incur additional indebtedness, make investments, including acquisitions, and take certain other actions. The Company was in compliance with these covenants at June 30, 2004.

      On March 30, 2004, the Company entered into a $14.0 million senior secured subordinated note and equity purchase agreement. Initial borrowings were used to repay existing indebtedness. The interest rate on the senior secured subordinated notes is 12.5%. The notes do not require principal payments and are due on March 29, 2011. The senior secured subordinated notes are secured by a lien on the Company's domestic and Canadian accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate subordinated in lien priority only to the liens in favor of the senior lender. In addition, the holder of the senior secured subordinated notes received a warrant to purchase 3.9 million shares of the Company's Common Shares at an exercise price of $.001. The warrants have put rights to redeem for cash after seven years or certain other conditions. The put price is the fair market value of the common stock on the date of the exercise of the put. A valuation was performed to determine the fair market value of this warrant at March 31, 2004 and at June 30, 2004. The fair market value at March 31, 2004 was $4,130 and at June 30, 2004 was $7,122. A non-cash adjustment of $2,992 was recorded as an expense in the consolidated statement of operations. This value of the warrant is recorded as a liability on the Company's balance sheet. The fair market value of the warrant is required to be updated on a quarterly basis. The primary input into this valuation is the market price of the Common Shares. As the Company's stock price increases, the value of the warrant will increase and as the stock price decreases, the value of the warrant decreases. The change in the value of the warrant will be recorded as income or expense in future period quarterly results. This non-cash charge has the potential to cause volatility in reported results in future periods. In addition, the warrant agreement provides for the warrant to participate in dividend distributions, even if the warrant has not been exercised. However, the warrant is not required to participate in losses. Therefore, the warrant is considered to be a "Participating Security" by Financial Accounting Standards No. 128 for Earnings Per Share (EPS) calculations. This means that the warrant is included in the weighted average share calculation only in periods in which the Company generates net income available to common shareholders. As such, the Company's EPS calculations also have the potential to be volatile. The senior secured subordinated note and equity purchase agreement requires the Company to maintain certain financial ratios and places limitations on its ability to pay cash dividends, incur additional indebtedness, make investments, including acquisitions, and take certain other actions. The Company was in compliance with these covenants at June 30, 2004.

      The Company believes that cash generated by operations and amounts available under its credit facilities will be sufficient to satisfy its liquidity requirements through at least fiscal 2005.

NOTE 12 - SERIES B CUMULATIVE REDEEMABLE VOTING PREFERRED STOCK

      On March 30, 2004, the Company entered into a securities purchase agreement with a purchaser providing for a $13.0 million private equity investment. The proceeds were used to repay existing indebtedness. Under the terms of the securities purchase agreement, the Company issued 13,000 shares of newly-created Series B Preferred Stock. In addition, the purchaser received a warrant to purchase 12.1 million shares of Common Shares at an exercise price of $.001. A valuation was performed to determine the fair market value of this warrant at March 31, 2004 and at June 30, 2004. The fair market value at March 31, 2004 was $12,700 and at June 30, 2004 was $21,914. A non-cash adjustment of $9,214, which was recorded as an expense in the consolidated statement of operations. This value was recorded as a liability on the Company's balance sheet.

The fair market value of the warrant is required to be updated on a quarterly basis. The primary input into this valuation is the market price of the Common Shares. As the Company's stock price increases, the value of the warrant will increase and as the stock price decreases, the value of the warrant decreases. The change in the value of the warrant will be recorded as income or expense in future period quarterly results. This non-cash charge has the potential to cause volatility in reported results in future periods. In addition, the warrant agreement provides for the warrant to participate in dividend distributions, even if the warrant has not been exercised. However, the warrant is not required to participate in losses. Therefore, the warrant is considered to be a "Participating Security" by Financial Accounting Standards No. 128 for Earnings Per Share (EPS) calculations. This means that the warrant is included in the weighted average share calculation only in periods in which the Company generates net income available to common shareholders. As such, the Company's EPS calculations also have the potential to be volatile. The securities purchase agreement requires the Company to maintain certain financial ratios and places limitations on its ability to incur additional indebtedness, make investments, including acquisitions, and take certain other actions. The Company was in compliance with these covenants at June 30, 2004. In addition, the Series B Preferred Stock is redeemable at the option of the holders of Series B Preferred Stock upon the occurrence of certain events, none of which are probable as of June 30, 2004.

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

      The liquidation preference of each share of Series B Preferred Stock is $1,000 per share, plus any accrued and unpaid dividends thereon. The liquidation value of the Series B Preferred Stock was $13,449 at June 30, 2004. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock will be entitled to receive the liquidation preference per share of Series B Preferred Stock in effect on the date of such liquidation, dissolution or winding up, plus an amount equal to any accrued but unpaid dividends thereon as of such date before any distribution or payment is made to the holders of Junior Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Corrpro Companies, Inc. was founded in 1984 and is organized under the laws of the State of Ohio. As used in this report, the terms "we," "us," "our," "Corrpro" and the "Company" mean Corrpro Companies, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

      We provide a comprehensive range of corrosion control engineering services, systems, equipment and materials, coatings services, and pipeline integrity and risk assessment services to a wide variety of customers in the North American and European infrastructure, environmental and energy markets, including the U.S. government and its agencies. Our operations are organized into three business segments by geographic region: Domestic Core Operations, Canadian Operations and European Operations. Our former non-core domestic, Middle East and Asia Pacific operations are reported as discontinued operations.

      Our specialty in the corrosion control market is cathodic protection, which is an electrochemical process that prevents corrosion for new structures and stops the corrosion process for existing structures. We offer a comprehensive range of services in this area, including the design, manufacture, installation, maintenance and monitoring of cathodic protection systems, corrosion engineering, material selection, inspection services, advanced corrosion research and testing. In addition, we offer a wide variety of coatings-related services designed to provide our customers with longer coatings life, reduced corrosion, improved aesthetics and lower life-cycle costs for their coated structures. We also provide our pipeline customers with one-stop shopping for the preservation of their pipeline systems through our comprehensive offering of pipeline integrity, risk assessment and inspection services, including assessment, surveys, inspection, analysis, repairs and ongoing maintenance.

      We believe that we have enhanced our capital structure by implementing initiatives designed to reduce our outstanding indebtedness. During fiscal 2003 and fiscal 2004, we disposed of our Middle East operations, Asia Pacific operations and four other non-strategic business units and used the proceeds from such dispositions to reduce our outstanding indebtedness. In addition, on March 30, 2004, we completed a refinancing and recapitalization pursuant to which we (i) issued and sold 13,000 shares of our Series B Preferred Stock and a warrant to purchase 12,113,744 of our common shares to CorrPro Investments, LLC for aggregate consideration of $13.0 million, (ii) issued and sold $14.0 million of our secured subordinated notes and a warrant to purchase 3,936,967 of our common shares to American Capital and (iii) entered into a $40.0 million senior secured credit facility with CapitalSource, we used the proceeds therefrom to repay our prior revolving credit facility and senior notes and for working capital purposes. We believe that our new capital structure will be critical in our efforts to expand our business and achieve our other business objectives.

A. RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

      REVENUES. Revenues from continuing operations for the three months ended June 30, 2004 totaled $34.1 million, compared with $33.1 million for the year earlier period, an increase of $1.0 million, or 3.0%.

      Revenues for the three months ended June 30, 2004 relating to the Domestic Core Operations totaled $25.1 million compared to prior-year results of $24.0 million, an increase of $1.1 million or 4.6%. The increase was primarily related to a large well casing project managed out of our Houston office that generated $1.3 million in revenues in the first fiscal quarter of 2005 compared to $0.7 million in the year-earlier period. In addition, our material sales business experienced increased revenue levels of $0.2 million, primarily due to improved market conditions. Our Eastern Region offices experienced revenue growth of $0.6 million over the prior year, which was attributable to pipeline integrity work. Our federal government coatings division experienced revenue growth of $0.4 million for the first quarter of fiscal 2005 compared to the year-earlier period. These increases were partially offset by our commercial coatings division, which experienced decreased revenue levels of $0.6 million in the first fiscal quarter of 2005 compared to the year-earlier period, primarily due to market weaknesses.

      Revenues from our Canadian Operations for the three months ended June 30, 2004 and 2003 totaled $5.7 million. Our Canadian Operations were impacted by reduced product sales of approximately $0.3 million which was offset by increased engineering and pipeline work.

      Revenues from our European Operations for the first quarter of fiscal 2005 totaled $3.2 million compared to $3.4 million, in the prior-year period, a decrease of $0.2 million, or 5.9%. This decrease was primarily due to lower service revenues attributed to a delay in our work on a large contract which was partially offset by increased product sales.

      GROSS PROFIT. Consolidated gross profit margin was 32.2% for the three months ended June 30, 2004 compared to 33.5% for the prior-year period. The decrease in consolidated gross profit margin related to the following factors:

            - Contractor problems in our federal government coatings division. Our federal government coatings division for certain ship classes was negatively impacted by problems that our prime contractor is experiencing with the U.S. Navy. These problems resulted in the cessation of a contract with the Navy. These problems caused scheduling issues that negatively impacted our gross profit margin by approximately $0.2 million for our federal government coatings division. In response to the circumstances involving this Navy subcontract, in August 2004 the Company closed three offices that primarily serviced that subcontract.

            - Our Commercial Coatings division has a contract which negatively effected margins. Our commercial coatings division has one project that has negatively affected its gross profit margin by approximately $0.1 million. This contract was completed in the first quarter of fiscal 2005.

            - Performance associated with our European Operations. Our European operations experienced a decline in its gross profit margin of approximately $0.1 million due to a change in the mix of business with less higher margin engineering work and lower utilization rates.

      Excluding the negative impact associated with the above factors, our consolidated gross profit margin was relatively flat compared to the prior year period.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $8.4 million (24.6% of revenues) for the three months ended June 30, 2004 compared to $8.0 million (24.1% of revenues) for the prior-year period. Selling, general and administrative expenses for the first quarter of fiscal 2005 included increases of $0.2 million related to compensation cost, $0.2 million related to increased medical cost and $0.1 million related to management fees associated with the new investment group as more fully described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" in our Annual Report on Form 10-

K/A for the year ended March 31, 2004.

      OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS. Operating income from continuing operations totaled $2.6 million for the three months ended June 30, 2004 compared to $3.1 million in the prior year period, a decrease of $0.5 million. This decrease is primarily related to the negative effects on our consolidated gross profit margin discussed above and as well as increased selling, general and administrative expenses in the first quarter of fiscal 2005 compared to the prior year period.

      OTHER INCOME (EXPENSE). Other expenses in the first quarter of fiscal 2005 totaled $13.5 million compared to $1.5 million in the prior year period, an increase of $12.0 million. Included in other expenses for the first quarter of fiscal 2005 is a non-cash charge of $12.2 million for the change in fair value of the warrants issued to the holders of our senior secured subordinated notes and preferred stock. The primary input into the valuation of these warrants is the market price of our common shares. As the market price of our common shares increases, the value of these warrants will increase, and as the market price of our common shares decreases, the value of these warrants decreases. The change in the value of the warrants will be recorded as a non-cash charge or benefit to earnings in future period quarterly results. The valuation of the warrants has the potential to cause volatility in our reported results in future periods. Also included in other income (expense) for the first quarter of fiscal 2005 was interest expense of $1.0 million and amortization of deferred financing costs of $0.3 million.

      INCOME TAX PROVISION(BENEFIT). We recorded a benefit for income taxes of $0.3 million for the three months ended June 30, 2004 compared to an income tax provision of $0.4 million recorded for the year earlier period. In the first quarter of fiscal 2005, we received a federal income tax refund of $0.5 million due to the filing of an amended return for the fiscal year 1997. This refund was offset by the provisions for our Canadian Operations and European Operations. Our effective tax rate is based on the statutory rates in effect in the countries in which we operate. We intend to maintain a full valuation allowance on our domestic net deferred tax assets including net operating loss carryforwards associated with losses generated prior to our refinancing and recapitalization transaction.

      INCOME (LOSS) FROM CONTINUING OPERATIONS. Loss from continuing operations totaled $10.6 million in the first quarter of fiscal 2005 compared to income from continuing operations of $1.3 million in the prior year period, a decrease of $11.9 million. This decrease was primarily related to the change in fair value of certain of our outstanding warrants, as described above.

      DISCONTINUED OPERATIONS. All of our discontinued operations were sold prior to the end of our fiscal year ended March 31, 2004, and we therefore had no discontinued operations to report in the first quarter of fiscal 2005. Loss from discontinued operations, net of income taxes, for the three months ended June 30, 2003 was $0.4 million.

      NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS. Net loss totaled $10.6 million for the three months ended June 30, 2004, which was further reduced by $0.4 million for the accumulated dividend for preferred stock bringing the net loss available to common shareholders to $11.1 million compared to net income available to common shareholders of $0.8 million in the year earlier period, a decrease of $11.9 million, which was primarily attributable to a $12.2 million non-cash charge relating to the change in fair value of certain of our outstanding warrants, as described above.

      Loss per share on a fully diluted basis totaled $1.31 per share for the first quarter of fiscal 2005, compared to income per fully diluted share of $0.09 for the first quarter of fiscal 2004. The weighted average number of shares used in calculating loss per share is computed based on the number of common shares issued and outstanding. On March 30, 2004, we completed our recapitalization and refinancing transaction, which resulted in the issuance of warrants exercisable for 16.1 million common shares. In accordance with generally accepted accounting principles for "Participating Securities", these warrants will be included in the weighted average shares calculation only in periods in which we generate net income available to common shareholders. Net income available to common shareholders represents net income less the annual preferred stock dividend payable to the holder of our Series B Cumulative Redeemable Voting Preferred Stock.

B.    LIQUIDITY AND CAPITAL RESOURCES

      CASH FLOW. At June 30, 2004, we had working capital of $17.0 million, compared to $16.1 million at March 31, 2004, an improvement of $0.9 million. This improvement in working capital was due to a number of factors, the most significant of which was the increase in accounts receivable as we enter our seasonably busiest time of the year. Accounts receivable increased by $3.2 million in the first quarter of fiscal 2005. The increase in accounts receivable was partially offset by a decrease in prepaid expenses of $0.2 million, a decrease in cash of $0.7 million and the receipt of a receivable related to the sale of our Middle East Operations. Accounts payable and accrued liabilities decreased $2.1 million in the first quarter of fiscal 2005 primarily due to increased short-term borrowings from our revolving credit facility of $2.5 million to fund our working capital needs.

      During the first three months of fiscal 2005, cash used by operating activities totaled $2.4 million, compared to cash provided by operating activities of $1.1 million in the same period of the prior fiscal year. The overall decrease in cash generated from operating activities was primarily due to the fact that we entered into our seasonably busiest time of the year as well as increased revenue levels, which increased our accounts receivable balance. During this period, our working capital was funded through financing activities, which totaled $2.0 million of financing during the first quarter of fiscal 2005.

      SENIOR SECURED CREDIT FACILITY. On March 30, 2004, we entered into a $40.0 million revolving credit, term loan and security agreement with CapitalSource Finance, LLC ("CapitalSource") that expires on March 30, 2009. Initial borrowings were used to repay existing indebtedness. The revolving credit facility provides for a maximum principal amount of $19.5 million. Borrowings under the revolving credit facility are limited to borrowing base amounts as defined. The interest rate on the revolving credit facility is at prime plus 1.75%, which was 6.0% at June 30, 2004. We are also required to pay an unused line fee of 0.75% on the unused portion of the revolving credit facility and a collateral management fee of 0.50% based on the funded portion of the revolving credit facility. The revolving credit facility includes a credit sub-facility of $7.0 million for the issuance of standby letters of credit. Standby letter of credit fees are 3.0% on the undrawn face amount of all outstanding standby letters of credit. At June 30, 2004, we had $5.3 million outstanding under the revolving credit facility and $6.6 million of outstanding letters of credit. Total availability under the revolving credit facility at June 30, 2004, was approximately $3.5 million, after giving consideration to the borrowing base limitations under the revolving credit facility.

      The term loan facility provided for an original principal amount of $20.5 million. The term loan bears interest at prime plus 3.5% subject to a floor of 7.5%. The term loan requires us to make monthly principal payments from inception to March 1, 2009. The amount of the monthly payments are fixed, but the monthly amount increases each year. In addition, notwithstanding any other provisions in the revolving credit, term loan and security agreement, we are required to pay 50% of our excess cash flow, each year, to further pay down the term loan. At June 30, 2004, the outstanding balance on the term loan was $20.0 million.

      Borrowings under the revolving credit, term loan and security agreement are secured by a first priority security interest in our domestic and Canadian accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate. We have also pledged slightly less than two-thirds of the capital stock of two of our foreign subsidiaries. The agreement requires us to maintain certain financial ratios and limits our ability to pay cash dividends, incur additional indebtedness and make investments, including acquisitions, and to take certain other actions specified therein. We were in compliance with these covenants at June 30, 2004.

      SENIOR SECURED SUBORDINATED NOTES. On March 30, 2004, we entered into a senior secured subordinated note and equity purchase agreement with American Capital Strategies, Ltd. ("American Capital") pursuant to which we sold $14.0 million of our senior secured subordinated notes and a warrant to purchase 3,936,967 of our common shares to American Capital. Initial borrowings were used to repay existing indebtedness. The interest rate on the senior secured subordinated notes is 12.5%. The senior secured subordinated notes do not require principal payments and the notes are due on March 29, 2011. The senior secured subordinated notes are secured by a lien on our domestic and Canadian accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate subordinated in lien priority only to the liens in favor of CapitalSource. The senior secured subordinated note and equity purchase agreement requires us to maintain certain financial ratios and limits our ability to pay cash dividends, incur additional indebtedness, make investments, including acquisitions, and to take certain other actions specified therein. We were in compliance with these covenants at June 30, 2004.

      SERIES B CUMULATIVE REDEEMABLE VOTING PREFERRED STOCK. On March 30, 2004, we entered into a securities purchase agreement with CorrPro Investments, LLC ("CPI") pursuant to which we sold 13,000 shares of our Series B Preferred Stock and a warrant to purchase 12,113,744 of our common shares to CPI for aggregate consideration of $13.0 million. We used these proceeds to repay our outstanding indebtedness. The securities purchase agreement requires us to maintain certain financial ratios and limits our ability to incur additional indebtedness, make investments, including acquisitions, and to take certain other actions specified therein. We were in compliance with these covenants at June 30, 2004. In addition, the Series B Preferred Stock is redeemable at the option of the holders of Series B Preferred Stock upon the occurrence of certain events, none of which are probable as of June 30, 2004.

      The Series B Preferred Stock accrues cumulative quarterly dividends at an annual rate of 13.5%. In the event we do not maintain certain financial covenants for the twelve months preceding any quarterly dividend payment date, the annual dividend rate will increase to 16.5% for each subsequent calendar quarter during which we fail to comply with such financial covenants.

      Dividends on the Series B Preferred Stock are payable either (i) in cash if then permitted under the terms of our outstanding senior secured credit facility and/or senior secured subordinated notes or (ii) in additional shares of Series B Preferred Stock. Dividends payable in cash would be paid when, as and if declared by our Board of Directors out of funds legally available thereof. The terms of our senior secured credit facility prohibit, unless approved by the lender, the payment of any cash dividends on the Series B Preferred Stock while such debt is outstanding.

      CONTRACTUAL OBLIGATIONS. The following table summarizes our contractual obligations at June

30, 2004:

                                                           PAYMENTS DUE BY PERIOD
                                           -----------------------------------------------------
                                                      LESS THAN     1 - 3      4 - 5     AFTER 5
                                            TOTAL     ONE YEAR      YEARS      YEARS      YEARS
                                           -------    ---------    --------    ------    -------
(IN THOUSANDS)
Indebtedness:
  Revolving Credit Facility due 2009       $ 5,255    $   5,255    $     --    $   --    $    --
  Term Loan, due 2009                       20,046        2,727      12,333     4,986         --
  Senior Secured Subordinated Notes (1)     14,000           --          --        --     14,000
  Other Debt Obligations                       160           --         160        --         --
  Management Fee                             3,100          400       1,200       800        700
  Operating Leases                           6,805        2,816       3,108       731        150
                                           -------    ---------    --------    ------    -------

Total Contractual Cash
    Obligations                            $49,366    $  11,198     $16,801    $6,517    $14,850
                                           =======    =========    ========    ======    =======

      (1). The Senior Secured Subordinated Notes are net of discount of $4,072 at June 30, 2004 as reported on the consolidated financial statements.

      We believe that cash generated by operations and amounts available under our credit facilities will be sufficient to satisfy our liquidity requirements through at least fiscal 2005.

C. FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD LOOKING
INFORMATION

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

      A number of risks and uncertainties could cause our actual results to differ materially from those that are expressed or implied by these forward-looking statements, including our compliance with the listing standards and reporting requirements of the stock exchange on which our common shares trade, adverse developments in pending litigation or regulatory matters, our level of indebtedness and other demands on our cash resources, limitations on our operating and financial flexibility related to covenants in our debt instruments, risks related to our controlling shareholder, and potential dilution and other risks associated with our outstanding warrants and options. Additional risks and uncertainties that could cause our actual results to differ materially from those that are expressed or implied by these forward-looking statements are set forth in "Item 1. Business - Factors Influencing Future Results and Accuracy of Forward Looking Information" in our Annual Report on Form 10-K/A for the year ended March 31, 2004.

D. CRITICAL ACCOUNTING POLICIES

      The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires management to use assumptions and estimates, some of which are significant, to determine certain of the reported values on our financial statements. Although management bases its assumptions and estimates on historical experience and other factors that management considers relevant, these assumptions and estimates could change materially as conditions both within and beyond our control change. As such, some accounting policies have a significant impact on the amounts reported in these financial statements, in particular in the areas of revenue recognition for construction and engineering contracts, determining the allowance for uncollectible accounts, asset impairment and deferred tax assets. A summary of our critical accounting policies can be found in our Annual Report on Form 10-K/A for our fiscal year ended March 31, 2004 in Note 1 - Summary of Significant Accounting Policies, Notes to Consolidated Financial Statements, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

E. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and the periodic benefit cost of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is in effect for our fiscal years ended June 14, 2004, and interim periods beginning after June 15, 2004, for foreign plans. The adoption of this revision is not expected to have a material impact on our results of operations or financial position.

      In November 2003, the Emerging Issues Task Force ("EITF") issued EITF 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128", FASB Statement No. 128, "Earning Per Share". This EITF provides clarification on the earning per share calculation for participating securities as defined under FASB No. 128. The EITF is effective for the reporting period after March 31, 2004. Prior period earnings per share amounts presented for comparative purposes should be restated to conform to the guidance in the consensus. We adopted this EITF in the first quarter of fiscal 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In the normal course of business, our operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing our business. We do not enter into interest rate or foreign currency transactions for speculative purposes.

      During the first three months of fiscal 2005, we recorded an unfavorable foreign currency translation adjustment of $0.2 million in our stockholders' equity (deficit) related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the United States dollar conversion of our Canadian and European Operations.

      Except as set forth above, we did not experience any significant changes in interest rate or foreign currency exchange risk during the first three months of fiscal 2005. Our interest rate and foreign currency exchange risk exposure is described in more detail in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

(b) Evaluation of Disclosure Controls and Procedures.

      Our Chief Executive Officer and Chief Financial Officer (the "Senior Officers"), with the participation of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a - 15(e) and 15d - 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, and subject to inherent limitations on the effectiveness of internal controls as described under "Item 9A. Controls and Procedures" in our Annual Report on Form 10-K/A for the year ended March 31, 2004, the Senior Officers have concluded that to their knowledge as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no changes in our internal control over financial reporting that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There have been no material changes in our legal proceedings as disclosed in our Annual Report on Form 10-K/A for the year ended March 31, 2004.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. For identification of the exhibits attached hereto, see the Exhibit Index following the signature page of this Form 10-Q.

B.    Reports on Form 8-K

      1. On April 14, 2004, the Registrant filed a Report on Form 8-K, reporting under Items 1 and 7 thereof the announcement of the completion of its recapitalization transactions.

      2. On June 22, 2004, the Registrant filed a Report on Form 8-K, reporting under Items 5 and 7 thereof the announcement of the completion of the sale of its Middle East operations.

      3. On June 22, 2004, the Registrant furnished a Report on Form 8-K, reporting under Item 12 thereof the announcement of the financial results for its fourth quarter and fiscal year ended March 31, 2004.

      4. On June 22, 2004, the Registrant filed a Report on Form 8-K, reporting under Items 5 and 7 thereof the announcement of Joseph P. Lahey being named President and CEO.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CORRPRO COMPANIES, INC.
                                             (Registrant)

Date: August 16, 2004                      /s/ Joseph P. Lahey
                                        --------------------------------
                                               Joseph P. Lahey
                                                President and
                                          Chief Executive Officer

                                             /s/ Robert M. Mayer
                                        --------------------------------
                                                 Robert M. Mayer
                                          Senior Vice President, Chief
                                                Financial Officer

                                  EXHIBIT INDEX

Exhibit
   No.                                     Exhibit
-------                                    -------
10.1*    The 2004 Long-Term Incentive Plan of Corrpro Companies, Inc., effective as of June 10, 2004. (1)

10.2*    Form of Nonqualified Stock Option Agreement under the 2004 Long-Term
         Incentive Plan of Corrpro Companies, Inc. for certain Executive
         Officers of the Company and the schedule thereto.

10.3*    Form of Nonqualified Stock Option Agreement under the 2004 Long-Term
         Incentive Plan of Corrpro Companies, Inc. for certain Executive
         Officers of the Company and the schedule thereto.

10.4*    Nonqualified Stock Option Award Agreement under the 2004 Long-Term
         Incentive Plan of Corrpro Companies, Inc. between the Company and
         Joseph W. Rog.

10.5*    Nonqualified Stock Option Award Agreement under the 2004 Long-Term
         Incentive Plan of Corrpro Companies, Inc. between the Company and
         Joseph W. Rog.

10.6*    Nonqualified Stock Option Award Agreement under the 2004 Long-Term
         Incentive Plan of Corrpro Companies, Inc. between the Company and
         Joseph P. Lahey.

31.1     Rule 13a-14(a) Certification Chief Executive Officer

31.2     Rule 13a-14(a) Certification Chief Financial Officer

32.1     Section 1350 Certification Chief Executive Officer

32.2     Section 1350 Certification Chief Financial Officer

-----------------------

* Management contract or compensatory plan or arrangement identified pursuant to Item 6(A) of this Quarterly Report on Form 10-Q.

(1)   A copy of this exhibit contained in our Definitive Proxy Statement on
      Schedule 14A filed with the Securities and Exchange Commission on July 29, 2004 is incorporated herein by reference.