Form 10-Q
period 2004-09-30
CORRPRO COMPANIES INC /OH/
filed 2004-11-15
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

              YES  X                 NO
                  ---                   ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

              YES                    NO  X
                  ---                   ---

         As of November 8, 2004, 8,775,010 Common Shares, without par value, were outstanding.

                             CORRPRO COMPANIES, INC.

                                      INDEX

                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

ITEM 1.    Financial Statements

             Consolidated Balance Sheets                                     3
             Consolidated Statements of Operations                           4
             Consolidated Statements of Cash Flows                           5
             Notes to the Consolidated Financial Statements               6-16

ITEM 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         17-36

ITEM 3.    Quantitative and Qualitative Disclosures
             About Market Risk                                              37

ITEM 4.    Controls and Procedures                                          37

PART II.  OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                38

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds      38

ITEM 3.    Defaults Upon Senior Securities                                  38

ITEM 4.    Submission of Matters to a Vote of Security Holders           38-39

ITEM 5.    Other Information                                                39

ITEM 6.    Exhibits                                                         39

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           September 30,       March 31,
                                                                               2004              2004
                                                                            (Unaudited)         (Audited)
                                                                           -------------       ----------
ASSETS
Current Assets:
  Cash and cash equivalents                                                  $    1,619        $    2,498
  Accounts receivable, net of allowance for doubtful accounts of
     $649 at September 30, 2004 and $729 at March 31, 2004                       29,017            24,139
  Other receivables, net                                                             --               768
  Inventories                                                                     9,987             9,807
  Prepaid expenses and other                                                      6,913             5,974
                                                                             ----------        ----------
    Total current assets                                                         47,536            43,186
                                                                             ----------        ----------

Property, Plant and Equipment, net                                                7,468             7,149

  Other Assets:
    Goodwill                                                                     14,906            14,560
    Other assets                                                                  7,620             7,974
    Deferred income taxes                                                           755               763
                                                                             ----------        ----------
       Total other assets                                                        23,281            23,297
                                                                             ----------        ----------
                                                                             $   78,285        $   73,632
                                                                             ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Short-term borrowings and current portion of long-term debt              $    8,186        $    5,279
    Accounts payable                                                             10,227            10,894
    Accrued liabilities and other                                                10,826            10,874
                                                                             ----------        ----------
       Total current liabilities                                                 29,239            27,047
                                                                             ----------        ----------

Long-Term Debt:
   Long-term debt, net of current portion                                        16,419            18,154
   Senior secured subordinated notes, net of discount
    of $4,010 at September 30, 2004 and $4,130 at March 31, 2004                  9,990             9,870
                                                                             ----------        ----------
       Total long-term debt                                                      26,409            28,024
                                                                             ----------        ----------

Other Long-Term Liabilities                                                       4,146             4,186

Warrants                                                                         21,492            16,830

Commitments and Contingencies                                                        --                --

Series B Cumulative Redeemable Voting Preferred Stock,
    without par value, liquidation value of $13,903, net of discount                274               274

Shareholders' Equity (Deficit):
   Common shares                                                                  2,306             2,276
   Additional paid-in capital                                                    46,177            46,266
   Accumulated deficit                                                          (51,334)          (50,555)
   Accumulated other comprehensive loss                                             123               (95)
   Common shares in treasury, at cost                                              (547)             (621)
                                                                             ----------        ----------
       Total shareholders' equity (deficit)                                      (3,275)           (2,729)
                                                                             ----------        ----------
                                                                             $   78,285        $   73,632
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

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     For the Three                      For the Six
                                                                     Months Ended                       Months Ended
                                                                     September 30,                      September 30,
                                                             ----------------------------        ----------------------------
                                                                2004              2003              2004              2003
                                                             ----------        ----------        ----------        ----------
Revenues                                                     $   37,423        $   34,433        $   71,533        $   67,485
Operating cost and expenses:
   Cost of sales                                                 26,065            22,938            49,203            44,922
   Selling, general & administrative expenses                     8,208             7,888            16,593            15,864
                                                             ----------        ----------        ----------        ----------
Operating income                                                  3,150             3,607             5,737             6,699
Other income (expense):
   Change in fair value of warrants                               7,544                --            (4,662)               --
   Other income                                                     398                --               398                --
   Interest expense                                              (1,308)           (1,609)           (2,613)           (3,088)
                                                             ----------        ----------        ----------        ----------
Income (loss) from continuing operations
   before income taxes                                            9,784             1,998            (1,140)            3,611
Provision (benefit) for income taxes                                721               655               430             1,008
                                                             ----------        ----------        ----------        ----------
Income (loss) from continuing operations                          9,063             1,343            (1,570)            2,603
Discontinued operations:
   Gain (loss) from operations, net                                 791            (3,223)              791            (3,604)
   Loss on disposal, net of income taxes                             --                --                --               (46)
                                                             ----------        ----------        ----------        ----------
Net income (loss)                                                 9,854            (1,880)             (779)           (1,047)
Dividends attributable to preferred stock                           454                --               903                --
                                                             ----------        ----------        ----------        ----------
Net income (loss) available
   to common shareholders                                    $    9,400        $   (1,880)       $   (1,682)       $   (1,047)
                                                             ==========        ==========        ==========        ==========
Earnings (loss) per share - Basic:
   Income (loss) from continuing operations
    (net of dividends attributable to preferred stock)       $     0.35        $     0.16        $    (0.29)       $     0.31
  Discontinued operations                                          0.03             (0.38)             0.09             (0.43)
                                                             ----------        ----------        ----------        ----------
   Net income (loss) available
     to common shareholders                                  $     0.38        $    (0.22)       $    (0.20)       $    (0.12)
                                                             ==========        ==========        ==========        ==========
Earnings (loss) per share - Diluted:
   Income (loss) from continuing operations
    (net of dividends attributable to preferred stock)       $     0.04        $     0.14        $    (0.29)       $     0.28
  Discontinued operations                                          0.03             (0.34)             0.09             (0.39)
                                                             ----------        ----------        ----------        ----------
   Net income (loss) available
     to common shareholders                                  $     0.07        $    (0.20)       $    (0.20)       $    (0.11)
                                                             ==========        ==========        ==========        ==========
Weighted average shares -
   Basic                                                          8,453             8,408             8,448             8,408
   Diluted                                                       25,876             9,356             8,448             9,382


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          Six Months Ended
                                                                            September 30,
                                                                   ----------------------------
                                                                      2004              2003
                                                                   ----------        ----------
Cash flows from operating activities:
  Net loss                                                         $     (779)       $   (1,047)
  Adjustments to reconcile net loss
    to net cash provided by continuing operations:
    (Gain) loss on discontinued operations                               (791)            3,650
    Depreciation and amortization                                       1,335             1,403
    Change in fair value of warrants                                    4,662                --
    Deferred income taxes                                                   1               (63)
    Gain (loss) on sale of assets                                          (9)               23
Changes in operating assets and liabilities:
        Accounts and notes receivable                                  (3,924)           (1,331)
        Inventories                                                      (124)             (729)
        Prepaid expenses and other                                       (895)             (673)
        Other assets                                                     (115)             (429)
        Accounts payable and accrued expenses                            (994)               51
                                                                   ----------        ----------
           Total adjustments                                             (854)            1,902
                                                                   ----------        ----------
           Net cash provided (used) by continuing operations           (1,633)              855
                                                                   ----------        ----------
Cash flows from investing activities:
  Additions to property, plant and equipment                             (758)             (306)
  Proceeds from disposal of property, plant and equipment                   1                74
                                                                   ----------        ----------
           Net cash used by investing activities                         (757)             (232)
                                                                   ----------        ----------
Cash flows from financing activities:
  Net borrowing from new revolving credit facility                      2,007                --
  Payment of senior secured notes                                      (1,136)               --
  Payment of old revolving credit facility and other debt                  --            (2,886)
  Net Proceeds from stock options                                          14                --
                                                                   ----------        ----------
           Net cash provided (used) by financing activities               885            (2,886)
                                                                   ----------        ----------
Effect of changes in foreign currency exchange rates on cash               (2)              216
                                                                   ----------        ----------

Cash provided by discontinued operations                                  628               136
                                                                   ----------        ----------

Net decrease in cash                                                     (879)           (1,911)
Cash and cash equivalents at beginning of year                          2,498             7,037
                                                                   ----------        ----------
Cash and cash equivalents at end of period                         $    1,619        $    5,126
                                                                   ==========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (refunded) during the period for:
    Income taxes                                                   $       (4)       $      252
    Interest                                                       $    1,643        $    2,545


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

         The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005, or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2004.

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

Stock-based compensation

         As permitted by the Statement of Financial Accounting Standard ("SFAS"), No. 123, "Accounting for Stock-Based Compensation," the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25" and related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS No. 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award. The following table illustrates the effect on net income
(loss) and income (loss) per common share as if the Black-Scholes fair value method described in SFAS No. 123 had been applied to the Company's stock option plans:


                                                              FOR THE THREE                       FOR THE SIX
                                                               MONTHS ENDED                       MONTHS ENDED
                                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                                       ---------------------------        ----------------------------
                                                          2004             2003              2004              2003
                                                       ----------       ----------        ----------        ----------
Net income (loss) available
  to common shareholders:
  As reported                                          $    9,400       $   (1,880)       $   (1,682)       $   (1,047)
  Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for all awards            1,009               96             1,030               246
                                                       ----------       ----------        ----------        ----------
    Pro forma income (loss) available
       to common shareholders                          $    8,391       $   (1,976)       $   (2,712)       $   (1,293)
                                                       ==========       ==========        ==========        ==========
Basic earnings (loss) per
    share available to common shareholders:
  As reported                                          $     0.38       $    (0.22)       $    (0.20)       $    (0.12)
  Pro Forma                                            $     0.34       $    (0.24)       $    (0.32)       $    (0.15)
Diluted earnings (loss) per share available
    to common shareholders:
  As reported                                          $     0.04       $    (0.20)       $    (0.20)       $    (0.11)
  Pro Forma                                            $     0.03       $    (0.21)       $    (0.32)       $    (0.14)

         Total stock-based employee compensation expense for the three and six months ended September 30, 2004, was primarily comprised of stock options issued to purchase 612 common shares at an exercise price of $2.55 per share, which were immediately vested upon issuance, which occurred during the second quarter of fiscal 2005 at a Black-Scholes fair value of $1.67 per share.

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

         Statements of operations for discontinued operations for the three months and six months ended September 30, 2004 and 2003 are shown below:


                                                          For the Three                    For the Six
                                                          Months Ended                    Months Ended
                                                          September 30,                   September 30,
                                                    ------------------------        ------------------------
                                                      2004            2003            2004            2003
                                                    --------        --------        --------        --------
Revenues                                            $     --        $  2,610        $     --        $  6,076
Operating cost and expenses:
   Cost of sales                                          --           2,003              --           4,687
   Selling, general & administrative expenses           (791)          3,764            (791)          4,738
                                                    --------        --------        --------        --------
Operating income (loss)                                  791          (3,157)            791          (3,349)
Loss on disposal                                          --              --              --              46
Interest expense                                          --              66              --             255
                                                    --------        --------        --------        --------
Income (loss) from discontinued operations
   before income taxes                                   791          (3,223)            791          (3,650)
Provision for income taxes                                --              --              --              --
                                                    --------        --------        --------        --------
Income (loss) from discontinued operations          $    791        $ (3,223)       $    791        $ (3,650)
                                                    ========        ========        ========        ========

         During the second quarter of fiscal 2005, the Company reversed provisions for certain receivables totaling $791 related to the sale of the Company's Middle East subsidiaries. The Company had previously taken provisions against these receivables in discontinued operations. Collection of these receivables occurred in September 2004 and October 2004. In addition, during the first quarter of fiscal 2005, the Company collected a note receivable of $768 as final payment for the sale of the Middle East subsidiaries.

         The Company did not allocate interest to discontinued operations in fiscal 2005 and allocated interest to discontinued operations of $66 for the three months ended September 30, 2003 and $255 for the six months ended September 30, 2003, based on estimated proceeds from the discontinued operations dispositions that were used to pay down the Company's then-outstanding Revolving Credit Facility and Senior Notes. The interest rate used to calculate the allocated interest expense was the weighted average interest rate of the then-outstanding Revolving Credit Facility and Senior Notes.

         During fiscal 2004, the Company substantially completed the sale of its Middle East subsidiaries after recording impairment charges relating to these operations of $3,530. In March 2004, the Company recorded a remaining note receivable for $768, which the Company collected in first quarter of fiscal 2005, for its Middle East subsidiaries. During the first quarter of fiscal 2004, the Company sold its Asia Pacific operations for a net loss of $46 after taking into account an impairment charge on net assets which was recorded during the fourth quarter of fiscal 2003 totaling $1,575.

NOTE 3 - INVENTORIES


                                                  September 30,   March 31,
                                                       2004          2004
                                                  -------------   ---------
Inventories consist of the following:
   Component parts and raw material                 $  5,501       $  5,156
   Finished goods                                      4,486          4,651
                                                    --------       --------
                                                    $  9,987       $  9,807
                                                    ========       ========

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT


                                                            September 30,     March 31,
                                                                2004            2004
                                                            -------------     --------
Property, plant and equipment consist of the following:
         Land                                                 $    558        $    548
         Buildings and improvements                              6,233           6,153
         Equipment, furniture and fixtures                      17,137          17,242
                                                              --------        --------
                                                                23,928          23,943
         Less:  Accumulated depreciation                       (16,460)        (16,794)
                                                              --------        --------
                                                              $  7,468        $  7,149
                                                              ========        ========

NOTE 5 - EARNINGS PER SHARE

         Basic earnings per common share (EPS) is generally calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. However, due to the Company's issuance of warrants (see Note 12-- Series B Cumulative Redeemable Voting Preferred Stock), which are considered to be a "Participating Security" by Financial Accounting Standards No. 128 for Earnings Per Share (EPS) calculations, EITF Topic D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings, requires those securities to be included in the computation of basic EPS if the effect is dilutive. Furthermore, Topic D-95 requires that the dilutive effect to be included in basic EPS may be calculated using either the if-converted method or the two-class method. The Company has elected to use the two-class method in calculating basic EPS. Also, in accordance with the provisions of SFAS No. 128, "Earnings per Share," diluted EPS for the periods with net income have been determined by dividing net income available to common shareholders by the weighted average number of common shares and potential common shares outstanding for the period. Also, diluted EPS for periods with a net loss is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding.

         Basic earnings per share for the three months and six months ended September 30 are calculated using the two-class method as follows:

Basic EPS - Two-Class Method:



                                                    FOR THE THREE               FOR THE SIX
                                                    MONTHS ENDED                MONTHS ENDED
                                                  2004         2003          2004          2003
                                                 -------      -------       -------       -------
Net income (loss) available
to common shareholders                           $ 9,400      $(1,880)      $(1,682)      $(1,047)

Less: Income (loss) from discontinued                791       (3,223)          791        (3,650)
Operations
                                                 -------      -------       -------       -------
                                                   8,609        1,343        (2,473)        2,603

Amount allocable to common shareholders (1)         34.5%       100.0%        100.0%        100.0%
                                                 -------      -------       -------       -------
Rights to undistributed income                   $ 2,970      $ 1,343       $(2.473)      $ 2,603
                                                 =======      =======       =======       =======

Basic earnings per share from continuing
operations                                       $  0.35      $  0.16       $ (0.29)      $  0.31
                                                 =======      =======       =======       =======

(1) Basic weighted average
   common shares outstanding                       8,453        8,408         8,448         8,408

Weighted average additional common shares
 assuming exercise of warrants                    16,051           --            --            --
                                                 -------      -------       -------       -------
Weighted average common equivalent
 shares assuming warrants exercised               24,504        8,408         8,448         8,408
                                                 =======      =======       =======       =======
Amount allocable to common shareholders             34.5%       100.0%        100.0%        100.0%
                                                 =======      =======       =======       =======

                                                            FOR THE THREE              FOR THE SIX
                                                            MONTHS ENDED               MONTHS ENDED
                                                        --------------------       ---------------------
                                                         2004         2003          2004          2003
                                                        -------      -------       -------       -------
Net income (loss) available
to common shareholders                                  $ 9,400      $(1,880)      $(1,682)      $(1,047)

Less: Income (loss) from discontinued operations            791       (3,223)          791        (3,650)
                                                        -------      -------       -------       -------
                                                          8,609        1,343        (2,473)        2,603

Less: Change in fair value of warrants*                   7,544           --            --            --
                                                        -------      -------       -------       -------
                                                          1,065        1,343        (2,473)        2,603

Amount allocable to common shareholders                   100.0%       100.0%        100.0%        100.0%
                                                        -------      -------       -------       -------
Rights to undistributed income                          $ 1,065      $ 1,343       $(2,473)      $ 2,603

Diluted earnings per share from continuing operations   $  0.04      $  0.14       $ (0.29)      $  0.28
                                                        =======      =======       =======       =======
Weighted average common shares outstanding                8,453        8,408         8,448         8,408

Dilutive effect of assumed exercise
 of old lender warrants                                   1,220          815            --           868

Dilutive effect of warrants                              16,051           --            --            --
Dilutive effect of stock options                            152          133            --           106
                                                        -------      -------       -------       -------
Diluted weighted average shares outstanding              25,876        9,356         8,448         9,382
                                                        =======      =======       =======       =======

         *Six months ended September 30, 2004 not computed due to the effect being anti-dilutive.

         Certain stock options to purchase 3,127 and 3,121 common shares were outstanding during the three and six months ended September 30, 2004, respectively, and options to purchase 1,156 and 1,183 common shares were outstanding during the three and six months ended September 30, 2003, respectively. These options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the period and were therefore anti-dilutive.

NOTE 6 - STOCK PLANS

         The Company granted stock options to purchase 3,115 common shares under the 2004 Long-Term Incentive Plan and 10 common shares under the 1997 Option Plan and the Non-Employee Director Option Plan, during the six months ended September 30, 2004 and 2003, respectively. During the six months ended September 30, 2004, 8 stock options were exercised at prices ranging from $0.63 to $1.69 per share. In addition, stock options previously granted to purchase 1,182 and 120 common shares at exercise prices ranging from $0.32 to $12.10 per share expired or were forfeited, during the six months ended September 30, 2004 and 2003, respectively.

NOTE 7 - COMPREHENSIVE INCOME

         Accumulated other comprehensive income (loss) is reported separately from retained earnings and additional paid-in-capital in the consolidated balance sheets. Items considered to be other comprehensive income (loss) include adjustments made for foreign currency translation (under SFAS No. 52) and pensions (under SFAS No. 87).

         Components of other accumulated comprehensive income (loss) consist of the following:


                                                         SEPTEMBER 30,   MARCH 31,
                                                            2004           2004
                                                         -------------   --------
Translation adjustment                                       $ 278        $  60
Pensions                                                      (155)        (155)
                                                             -----        -----
                                                             $ 123        $ (95)
                                                             =====        =====

         Components of comprehensive loss consist of the following:


                                                       Six Months Ended September 30,
                                                            2004            2003
                                                           -------        -------
Net loss                                                   $  (779)       $(1,047)
Other Comprehensive income:
Translation adjustment                                         218            918
                                                           -------        -------
Total comprehensive loss                                   $  (561)       $  (129)
                                                           =======        =======

NOTE 8 - PRODUCT WARRANTIES

         In the normal course of business, the Company provides warranties for its products and services and indemnifies its customers for losses arising out of its activities. Generally, the Company provides warranties that the products it distributes are free from defects in material and that its services are performed in accordance with applicable specifications. In addition, the Company has certain indemnity obligations to its customers for losses arising out of its activities, either through express agreement or by operation of law.

         At September 30, 2004, accrued warranty costs were not material to the consolidated balance sheets.

NOTE 9 - BUSINESS SEGMENTS

         The Company has organized its operations into three business segments:
Domestic Core Operations, Canadian Operations and European Operations. The Company's former non-core domestic, Middle East and Asia Pacific Operations are reported as discontinued operations. Its business segments and a description of the products and services they provide are described below:

         Domestic Core Operations. The Company's Domestic Core Operations segment provides corrosion control. It specializes in cathodic protection, which is an electrochemical process that prevents corrosion in new structures and stops the corrosion process in existing structures. The Domestic Core Operations segment offers a comprehensive range of services in this area, including the design, manufacture, installation, maintenance and monitoring of cathodic protection systems, corrosion engineering, material selection, inspection services, advanced corrosion research and testing. The Company provides these products and services to a wide-range of customers in the United States in a number of industries, including energy, utilities, water and wastewater treatment, chemical and petrochemical, pipelines, defense and municipalities. In addition, this segment provides coatings services to customers in the entertainment, aerospace, transportation, petrochemical and electric power industries, as well as the United States military. Finally, the Domestic Core Operations segment includes a production facility in the United States that assembles and distributes cathodic protection products, such as anodes, primarily to the United States market. The Domestic Core Operations segment also provide our pipeline customers with one-stop shopping for the preservation of their pipeline systems through our comprehensive offering of pipeline integrity, risk assessment and inspection services, including assessment, surveys, inspection, analysis, repairs and ongoing maintenance.

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

         European Operations. The Company's European Operations segment provides corrosion control products and services to customers in the petroleum, utility, industrial, marine and offshore exploration and production markets, as well as to governmental entities in connection with their infrastructure assets.

         Financial information relating to the Company's operations by segment are presented below:



                                         FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                         --------------------------        --------------------------
                                           2004             2003             2004             2003
                                         ---------        ---------        ---------        ---------
Revenue:
  Domestic Core Operations               $  25,716        $  24,820        $  50,865        $  48,798
  Canadian Operations                        7,394            6,522           13,134           12,219
  European Operations                        4,313            3,091            7,534            6,468
                                         ---------        ---------        ---------        ---------
                                         $  37,423        $  34,433        $  71,533        $  67,485
                                         =========        =========        =========        =========

Operating Income:
  Domestic Core Operations               $   3,729        $   4,108        $   7,852        $   8,529
  Canadian Operations                        1,979            1,840            3,165            2,814
  European Operations                          400              382              536              735
 Corporate Related Costs and Other          (2,958)          (2,723)          (5,816)          (5,379)
                                         ---------        ---------        ---------        ---------
                                         $   3,150        $   3,607        $   5,737        $   6,699
                                         =========        =========        =========        =========

NOTE 10 - REVOLVING CREDIT FACILITY AND SENIOR NOTES

         Long-term debt at September 30, 2004 and March 31, 2004 consisted of the following:



                                                         SEPTEMBER 30,     MARCH 31,
                                                             2004            2004
                                                         -------------     ---------
Revolving Credit Facility                                      5,073           2,779
Term Loan                                                  $  19,364       $  20,500
Senior Secured Subordinated Notes,
due 2011, net of discount(1)                                   9,990           9,870

Other                                                            168             154
                                                           ---------       ---------
                                                              34,595          33,303
Less: current portion                                          8,186           5,279
                                                           ---------       ---------
                                                           $  26,409       $  28,024
                                                           =========       =========


(1). The Senior Secured Subordinated Notes are net of discounts of $4,010 at September 30, 2004 and $4,130 at March 31, 2004.

         SENIOR SECURED CREDIT FACILITY. On March 30, 2004, the Company entered into a $40,000 revolving credit, term loan and security agreement with CapitalSource Finance, LLC ("CapitalSource") that expires on March 30, 2009. Initial borrowings were used to repay existing indebtedness. The revolving credit facility provides for a maximum principal amount of $19,500. Borrowings under the revolving credit facility are limited to borrowing base amounts as defined. The interest rate on the revolving credit facility is at prime plus 1.75%, which was 6.50% at September 30, 2004. The Company is also required to pay an unused line fee of 0.75% on the unused portion of the revolving credit facility and a collateral management fee of 0.50% based on the funded portion of the revolving credit facility. The revolving credit facility includes a credit sub-facility of $7,000 for the issuance of standby letters of credit. Standby letter of credit fees are 3.0% on the undrawn face amount of all outstanding standby letters of credit. At September 30, 2004, the Company had $5,073 outstanding under the revolving credit facility. The Company also had $6,284 of outstanding letters of credit as of September 30, 2004. Total availability under the revolving credit facility at September 30, 2004 was approximately $5,364, after giving consideration to borrowing base limitations.

         The revolving credit agreement expires on March 30, 2009. However, in accordance with EITF 95-22 "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement", the Company is required to classify all of its outstanding debt under the Revolving Credit Facility as a current liability.

         The term loan facility provided for an original principal amount of $20,500. The term loan bears interest at prime plus 3.5% subject to a floor of 7.5%. The term loan requires the Company to make monthly principal payments from inception to March 1, 2009. Within each year, the amount of the monthly payments is fixed, but the annual amount per year increases each year. In addition, notwithstanding any other provisions in the revolving credit, term loan and security agreement, the Company is required to pay 50% of its excess cash flow, as defined, each year, starting with the year ending March 31, 2005, to further pay down the term loan. At September 30, 2004, the outstanding balance on the term loan was $19,364.

THE COMPANY'S PAYMENTS UNDER THE AGREEMENT FOR EACH OF THE YEARS ENDED MARCH 31 ARE SCHEDULED TO BE:


                      TOTAL        2005      2006     2007      2008      2009
                     ----------------------------------------------------------
Term Loan, due 2009  $19,364      $1,364    $3,500   $4,000    $4,500    $6,000

         Borrowings under the revolving credit, term loan and security agreement are secured by a first priority security interest in the Company's domestic and Canadian accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate. The Company has also pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The agreement requires the Company to maintain certain financial ratios and places limitations on its ability to pay cash dividends, incur additional indebtedness, make investments including acquisitions, and take certain other actions. The Company was in compliance with these covenants at September 30, 2004.

         SENIOR SECURED SUBORDINATED NOTES. On March 30, 2004, the Company entered into a $14,000 senior secured subordinated note and equity purchase agreement with American Capital Strategies, Ltd. ("American Capital"). Initial borrowings were used to repay existing indebtedness. The interest rate on the senior secured subordinated notes is 12.5%. The notes do not require principal payments and are due on March 29, 2011. The senior secured subordinated notes are secured by a lien on the Company's Domestic and Canadian accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate and are subordinated in lien priority only to the liens in favor of the senior lender. In addition, the holder of the senior secured subordinated notes received a warrant to purchase 3,936 common shares at an exercise price of $.001 per share. The warrant has a put right pursuant to which the holder may require the Company to redeem the warrant for cash after seven years or upon the occurrence of certain other conditions. The put price is the fair market value of the common shares on the date of the exercise of the put. Valuations were performed to determine the fair market value of this warrant at March 31, 2004 and at September 30, 2004. The fair market value at March 31, 2004 was $4,130 and at September 30, 2004 was $5,272. A non-cash adjustment of $1,142 was recorded as an expense in the consolidated statement of operations for the six months ended September 30, 2004 to record the change in valuation. This adjustment was recorded as a liability on the Company's balance sheet. The fair market value of the warrant is required to be updated on a quarterly basis. The primary input into the calculation of this valuation is the market price of the common shares. As the Company's stock price increases, the value of the warrant will increase and as the stock price decreases, the value of the warrant will decrease. The change in the value of the warrant will be recorded as income if the stock price decreases or expense if the stock price increases in future period quarterly results. This non-cash charge has the potential to cause volatility in reported results in future periods. In addition, the warrant agreement provides for the warrant to participate in dividend distributions, even if the warrant has not been exercised. However, the warrant is not required to participate in losses. Therefore, the warrant is considered to be a "Participating Security" by Financial Accounting Standards No. 128 for EPS calculations. This means that the warrant is included in the weighted average share calculation only in periods in which the Company generates net income available to common shareholders. As such, the Company's EPS calculations also have the potential to be volatile. The senior secured subordinated note and equity purchase agreement requires the Company to maintain certain financial ratios and places limitations on its ability to pay cash dividends, incur additional indebtedness, make investments including acquisitions, and take certain other actions. The Company was in compliance with these covenants at September 30, 2004.

         The Company believes that cash generated by operations and amounts available under its credit facilities will be sufficient to satisfy its liquidity requirements for at least the next twelve months.

NOTE 11 - SERIES B CUMULATIVE REDEEMABLE VOTING PREFERRED STOCK

         On March 30, 2004, the Company entered into a securities purchase agreement with CorrPro Investments, LLC ("CPI") providing for a $13,000 private equity investment. The proceeds were used to repay existing indebtedness. Under the terms of the securities purchase agreement, the Company issued 13 shares of newly-created Series B Preferred Stock. In addition, the purchaser received a warrant to purchase 12,114 shares of common shares at an exercise price of $.001 per share. Valuations were performed to determine the fair market value of this warrant at March 31, 2004 and at September 30, 2004. The fair market value at March 31, 2004 was $12,700 and at September 30, 2004 was $16,220. A non-cash adjustment of $3,520 was recorded as an expense in the consolidated statement of operations for the six months ended September 30, 2004 to record the change in valuation. This adjustment was recorded as a liability on the Company's balance sheet. The fair market value of the warrant is required to be updated on a quarterly basis. The primary input into the calculation of this valuation is the market price of the common shares. As the Company's stock price increases, the value of the warrant will increase and as the stock price decreases, the value of the warrant will decrease. The change in the value of the warrant will be recorded as income if the stock price decreases or expense if the stock price increases in future period quarterly results. This non-cash charge has the potential to cause volatility in reported results in future periods. In addition, the warrant agreement provides for the warrant to participate in dividend distributions, even if the warrant has not been exercised. However, the warrant is not required to participate in losses. Therefore, the warrant is considered to be a "Participating Security" by Financial Accounting Standards No. 128 for Earnings Per Share (EPS) calculations. This means that the warrant is included in the weighted average share calculation only in periods in which the Company generates net income available to common shareholders. As such, the Company's EPS calculations also have the potential to be volatile. The securities purchase agreement requires the Company to maintain certain financial ratios and places limitations on its ability to incur additional indebtedness, make investments including acquisitions, and take certain other actions. In addition, the Series B Preferred Stock is redeemable at the option of the holders of Series B Preferred Stock upon the occurrence of certain events, none of which are probable as of September 30, 2004.

         The Series B Preferred Stock will accrue cumulative quarterly dividends at an annual rate of 13.5%. In the event the Company does not maintain Earnings Before Interest, Taxes and Depreciation ("EBITDA") as defined in the securities purchase agreement, of $12.0 million for the twelve months preceding any quarterly dividend payment date, the annual dividend rate will increase to 16.5% for each subsequent calendar quarter during which the Company fails to comply with such financial covenant. At September 30, 2004, the Company had EBITDA of $11.9 million. The Company is negotiating a waiver from CPI for this violation until December 31, 2004 and expects to receive the waiver in the third quarter of Fiscal 2005. When the waiver is received, the annual rate will remain at 13.5% until December 31, 2004 at which time the Company must achieve an EBITDA of $12.0 million or the rate will increase to 16.5%.

         Dividends on the Series B Preferred Stock are payable either (i) in cash if then permitted under the terms of our outstanding senior indebtedness and/or subordinated indebtedness or (ii) in additional shares of Series B Preferred Stock. Dividends payable in cash would be paid when, as and if declared by the Board of Directors out of funds legally available. The terms of our senior financing indebtedness prohibit, unless approved by the senior lender, the payment of any cash dividends on the Series B Preferred Stock while such senior indebtedness is outstanding.

         The Series B Preferred Stock will rank, with respect to the payment of dividends and rights upon liquidation, dissolution or winding up of the Company, senior to the common shares and each other class or series of capital stock of the Company whose terms do not expressly provide that such class or series shall rank equal or senior to the Series B Preferred Stock with respect to the payment of dividends or rights upon liquidation, dissolution or winding up (collectively, "Junior Stock").

         The liquidation preference of each share of Series B Preferred Stock is $1,000 per share, plus any accrued and unpaid dividends thereon. The liquidation value of the Series B Preferred Stock was $13,903 at September 30, 2004. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock will be entitled to receive the liquidation preference per share of Series B Preferred Stock in effect on the date of such liquidation, dissolution or winding up, plus an amount equal to any accrued but unpaid dividends thereon as of such date before any distribution or payment is made to the holders of Junior Stock.

NOTE 12 - PREVIOUS LENDER WARRANTS

         During the quarter ended September 30, 2002, the Company issued warrants to its lenders under its previous Revolving Credit Facility and Senior Notes. The warrant issued to the previous Revolving Credit Facility lender permitted the lender to purchase 467 common shares at a purchase price of $0.01 per share at any time after July 31, 2003 until September 23, 2012, and the warrant issued to the previous Senior Notes lender permitted the lender to purchase 467 common shares at a purchase price of $0.01 per share at any time after July 31, 2003 until September 23, 2012. For purposes of financial reporting, these warrants were valued at $313 each and the aggregate amount of $626 increased paid-in-capital and reduced short-term and long-term debt. In connection with our refinancing and recapitalization, effective March 30, 2004, the warrants were subject to certain adjustments and, as a result, each was adjusted upward by 227 common shares at a new adjusted exercise price of $0.00631 per share.

         During the second quarter of fiscal 2005, a portion of these warrants were exercised for 115 common shares. Subsequent to the second quarter of fiscal 2005, a portion of these warrants was exercised for approximately 210 additional common shares.

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

         Our specialty in the corrosion control market is cathodic protection, which is an electrochemical process that prevents corrosion in new structures and stops the corrosion process in existing structures. We offer a comprehensive range of services in this area, including the design, manufacture, installation, maintenance and monitoring of cathodic protection systems, corrosion engineering, material selection, inspection services, advanced corrosion research and testing. In addition, we offer a wide variety of coatings-related services designed to provide our customers with longer coatings life, reduced corrosion, improved aesthetics and lower life-cycle costs for their coated structures. We also provide our pipeline customers with one-stop shopping for the preservation of their pipeline systems through our comprehensive offering of pipeline integrity, risk assessment and inspection services, including assessment, surveys, inspection, analysis, repairs and ongoing maintenance.

A. RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

         REVENUES. Revenues from continuing operations for the three months ended September 30, 2004 totaled $37.4 million, compared with $34.4 million for the year earlier period, an increase of $3.0 million, or 8.7%.

         Revenues for the three months ended September 30, 2004 relating to the Domestic Core Operations totaled $25.7 million compared to prior-year results of $24.8 million, an increase of $0.9 million or 3.6%. During the second quarter of fiscal 2005, our U.S. south central region offices experienced revenue growth of $0.4 million compared to the prior year period, which was attributable to a few large contracts for engineering and construction work. In addition, our western region offices experienced revenue growth of $0.3 million compared to the prior year period, which was attributable to a few large contracts for construction work and engineering work. During the second quarter of fiscal 2005, our Commercial coatings division experienced revenue growth of $0.3 million compared to the prior year period. These increases were partially offset by a $0.1 million decrease in our government coatings division for the second quarter of fiscal 2005 compared to the prior year period, which was primarily due to the cessation of a subcontract that was terminated by the U.S. Navy as a result of problems with the prime contractor. Our office in Alaska was primarily supported by one large contract. During the second quarter of fiscal 2005 we lost this contract in a re-compete situation. Because of the loss of this contract, the Alaska office will be closed in November 2004. In addition, the Company anticipates that it will complete a large well casing project managed by our Houston office in the fourth quarter of fiscal 2005. It is projected that this well casing project will contribute $4.5 million in revenues in fiscal 2005.

         Revenues for the three months ended September 30, 2004 relating to the Canadian Operations totaled $7.4 million compared to prior-year results of $6.5 million, an increase of $0.9 million or 13.4%. Our Canadian Operations were impacted by increased revenue levels in its corrosion monitoring divisions as well as an increase in pipeline work, which were offset by decreased material revenues.

         Revenues from our European Operations for the second quarter of fiscal 2005 totaled $4.3 million compared to $3.1 million, in the prior-year period, an increase of $1.2 million, or 38.7%. This increase was primarily due to engineering work attributable to a large contract and the shipment of a large rectifier order in the second quarter of fiscal 2005.

         GROSS PROFIT. Consolidated gross profit margin was 30.4% for the three months ended September 30, 2004 compared to 33.4% for the prior-year period. The decrease in consolidated gross profit margin related to the following factors:

              o Our commercial coatings office in Chicago experienced operational and project problems resulting in $0.3 million in losses. These project problems were resolved in the second quarter of fiscal 2005, resulting in the closing of this office in November 2004.

              o Our federal government coatings division for certain ship classes was negatively impacted by the cessation of a subcontract to a contract that was terminated by the U.S. Navy as a result of problems with the prime contractor. These problems caused scheduling issues that negatively impacted our gross margin by approximately $0.1 million in the second quarter of fiscal 2004. In response to the circumstances involving this subcontract, the Company closed three offices in August 2004 that primarily serviced that subcontract.


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $8.2 million (21.9% of revenues) for the three months ended September 30, 2004 compared to $7.9 million (22.9% of revenues) for the prior-year period. Selling, general and administrative expenses for the second quarter of fiscal 2005 included increases of $0.4 million related to medical cost, $0.2 million related to increased compensation cost and $0.1 million related to management fees associated with the new investment group as more fully described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" in our Annual Report on Form 10-K/A for the year ended March 31, 2004. Decreased professional fees expense of $0.2 million and decreases in other expenses totaling $0.2 million partially offset these increases in selling, general and administrative expenses.

         OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS. Operating income from continuing operations totaled $3.2 million for the three months ended September 30, 2004 compared to $3.6 million in the prior year period, a decrease of $0.4 million. This decrease is primarily related to the negative effects on our consolidated gross profit margin discussed above in the second quarter of fiscal 2005 compared to the prior year period.

         OTHER INCOME (EXPENSE). Other income (expense) in the second quarter of fiscal 2005 totaled $6.6 million compared to $(1.6) million in the prior year period, an increase of $8.2 million. Included in other income for the second quarter of fiscal 2005 is a non-taxable, non-cash charge of $7.5 million for the change in fair value of the warrants issued to the holders of our senior secured subordinated notes and preferred stock. The primary input into the valuation of these warrants is the market price of our common shares. As the market price of our common shares increases, the value of these warrants will increase, and as the market price of our common shares decreases, the value of these warrants will decrease. As our stock price increases, the value of the warrant will increase and as the stock price decreases, the value of the warrant will decrease. The valuation of the warrants has the potential to cause volatility in our reported results in future periods. In addition, included in other income is a favorable currency translation adjustment of $0.4 million for debt held by our Canadian Operations payable in U.S. dollars. This is because our Canadian Operations holds a portion of our consolidated debt. Our Canadian Operations has a portion of the revolving credit, term loan and senior secured subordinated notes. Also included in other income (expense) for the second quarter of fiscal 2005 was interest expense of $1.0 million and amortization of deferred financing costs of $0.3 million. The prior year second quarter included in other income (expense) interest expense of $1.5 million and amortization of deferred financing costs of $0.1 million.

         INCOME TAX PROVISION(BENEFIT). We recorded a provision for income taxes of $0.7 million for the three months ended September 30, 2004 and 2003. Provisions for our Canadian Operations and European Operations for the second quarter of fiscal 2005 totaled $0.6 million and $0.1 million, respectively. Our effective tax rate is based on the statutory rates in effect in the countries in which we operate. We intend to maintain a full valuation allowance on our domestic net deferred tax assets including net operating loss carryforwards associated with losses generated prior to our refinancing and recapitalization transaction. The change in fair value of the warrants issued to the holders of our senior secured subordinated notes and preferred stock is not a taxable item.

         INCOME (LOSS) FROM CONTINUING OPERATIONS. Income from continuing operations totaled $9.1 million in the second quarter of fiscal 2005 compared to income from continuing operations of $1.3 million in the prior year period, an increase of $7.8 million. This increase was primarily related to the change in fair value of certain of our outstanding warrants, as described above.

         DISCONTINUED OPERATIONS. All of our discontinued operations were sold prior to the end of our fiscal year ended March 31, 2004. Income from discontinued operations for the second quarter of fiscal 2005 was $0.8 million, which related to the collection of certain receivables associated with the sale of our Middle East subsidiary. Loss from discontinued operations was $3.2 million for the second quarter of fiscal 2004.

         NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS. Net income totaled $9.9 million for the three months ended September 30, 2004, which was further reduced by $0.5 million for the accumulated dividend for preferred stock bringing the net income available to common shareholders to $9.4 million compared to a net loss available to common shareholders of $1.9 million in the year earlier period, an increase of $11.3 million. The increase in net income available to common shareholders was primarily attributable to a $7.5 million of non-cash income relating to the change in fair value of certain of our outstanding warrants, as described above in other income (expenses).

         Income per share on a fully diluted basis totaled $0.07 per share for the second quarter of fiscal 2005, compared to a loss per fully diluted share of $0.20 for the second quarter of fiscal 2004. The weighted average number of shares used in calculating income per share is computed by using the weighted average number of common shares and potential common shares outstanding for the period. The weighted average number of shares used in calculating loss per share is computed based on the number of common shares issued and outstanding. On March 30, 2004, we completed our recapitalization and refinancing transaction, which resulted in the issuance of warrants exercisable for 16.1 million common shares. In accordance with generally accepted accounting principles for "Participating Securities", these warrants are to be included in the weighted average shares calculation only in periods in which we generate net income available to common shareholders. Net income available to common shareholders represents net income less the annual preferred stock dividend payable to the holder of our Series B Cumulative Redeemable Voting Preferred Stock.

         RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2003

         REVENUES. Revenues from continuing operations for the six months ended September 30, 2004 totaled $71.5 million, compared with $67.5 million for the year earlier period, an increase of $4.0 million, or 6.0%.

         Revenues for the six months ended September 30, 2004 relating to the Domestic Core Operations totaled $50.9 million compared to prior-year results of $48.8 million, an increase of $2.1 million or 4.3%. The increase was primarily related to a large well casing project managed by our Houston office that generated $3.3 million in revenues for the six months ended September 30, 2004 compared to $2.6 million in the year-earlier period. During the six months ended September 30, 2004, our Eastern Region offices experienced revenue growth of $0.8 million compared to the prior year period, which was primarily attributable to pipeline integrity work. In addition, our south central region offices experienced revenue growth of $0.3 million compared to the prior year period, which was attributable to a few large contracts for engineering and construction work. During the six months ended September 30, 2004, our western region offices experienced revenue growth of $0.6 million compared to the prior year period, which was attributable to a few large contracts for construction work and engineering work. Our federal government coatings division experienced revenue growth of $0.4 million during the six months ended September 30, 2004 compared to the prior year period. There were additional increased revenue levels throughout other Domestic Core operating locations totaling $0.1 million for the six months ended September 30, 2004 compared to the prior year period. These increases were offset by our Alaska office, which experienced a decrease in revenue levels of $0.5 million compared to the prior year period. Furthermore, our commercial coatings division, experienced decreased revenue levels of $0.3 million for the six months ended September 30, 2004 compared to the prior year period, primarily due to market weaknesses. Our office in Alaska was primarily supported by one large contract. During the second quarter of fiscal 2005 we lost this contract in a re-compete situation. Because of the loss of this contract, the Alaska office will be closed in November 2004. In addition, the Company anticipates that it will complete a large well casing project managed by our Houston office in the fourth quarter of fiscal 2005. It is projected that this well casing project will contribute $4.5 million in revenues in fiscal 2005.

         Revenues from our Canadian Operations for the six months ended September 30, 2004 totaled $13.1 million compared to prior-year results of $12.2 million, an increase of $0.9 million or 7.4%. Our Canadian Operations were impacted by increased revenues levels in its corrosion monitoring divisions as well as increased pipeline work, which were offset by decreased material revenues compared to the prior year period.

         Revenues from our European Operations for the six months ended September 30, 2004 totaled $7.5 million compared to $6.5 million in the prior year period, an increase of $1.0 million, or 15.4%. This increase was primarily due to engineering work for a large contract and the shipment of a large rectifier order in the second quarter of fiscal 2005, which was partially offset by lower service revenues.

         GROSS PROFIT. Consolidated gross profit margin was 31.2% for the six months ended September 30, 2004 compared to 33.4% for the prior-year period. The decrease in consolidated gross profit margin related to the following factors:

              o Our commercial coatings office in Chicago experienced operational and project problems resulting in $0.4 million in losses. These project problems were resolved in the second quarter of fiscal 2005, resulting in the closing of the office in November 2004.

              o Our federal government coatings division for certain ship classes was negatively impacted by the cessation of a subcontract to a contract that was terminated by the U.S. Navy as a result of problems with the prime contractor. These problems caused scheduling issues that negatively impacted our gross margin by approximately $0.3 million in the first six months of fiscal 2004. In response to the circumstances involving this subcontract, the Company closed three offices in August 2004 that primarily serviced that subcontract.

              o Our commercial coatings division in Canada had one project that negatively affected its gross profit margin by approximately $0.1 million. This contract was completed in the first quarter of fiscal 2005.

              o Our European operations experienced a decline in its gross profit margin of approximately $0.1 million due to a change in the mix of business with less higher margin engineering work as well as lower labor utilization rates.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $16.6 million (23.2% of revenues) for the six months ended September 30, 2004 compared to $15.9 million (23.5% of revenues) for the prior-year period. Selling, general and administrative expenses for the six months ended September 30, 2004 included increases of $0.4 million related to compensation cost, $0.6 million related to increased medical cost and $0.2 million related to management fees associated with the new investment group as more fully described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" in our Annual Report on Form 10-K/A for the year ended March 31, 2004. These increases in selling, general and administrative expenses were offset by reduced professional expenses of approximately $0.4 million and decreases in other expenses totaling $0.1 million compared to the prior year period.

         OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS. Operating income from continuing operations totaled $5.7 million for the six months ended September 30, 2004 compared to $6.7 million in the prior year period, a decrease of $1.0 million. This decrease is primarily related to the negative effects on our consolidated gross profit margin discussed above and as well as slightly increased selling, general and administrative expenses in the current fiscal year compared to the prior fiscal year.

         OTHER INCOME (EXPENSE). Other expenses for the six months ended September 30, 2004 totaled $6.9 million compared to $3.1 million in the prior year period, an increase of $3.8 million. Included in other expenses for the six months ended September 30, 2004 is a non-cash charge of $4.7 million for the change in fair value of the warrants issued to the holders of our senior secured subordinated notes and preferred stock. The primary input into the valuation of these warrants is the market price of our common shares. As the market price of our common shares increases, the value of these warrants will increase, and as the market price of our common shares decreases, the value of these warrants will decrease. As our stock price increases, the value of the warrant will increase and as the stock price decreases, the value of the warrant will decrease. The valuation of the warrants has the potential to cause volatility in our reported results in future periods. In addition, included in other income is a favorable currency translation adjustment of $0.4 million for debt held by our Canadian Operations payable in U.S. dollars. This is because our Canadian Operations holds a portion of our consolidated debt. Our Canadian Operations has a portion of the revolving credit, term loan and senior secured subordinated notes. Also included in other income (expense) for the six months ended September 30, 2004, is interest expense of $2.0 million and amortization of deferred financing costs of $0.6 million. The prior year period included in other income (expense) interest expense of $2.8 million and amortization of deferred financing costs of $0.3 million.

         INCOME TAX PROVISION(BENEFIT). We recorded a provision for income taxes of $0.4 million for the six months ended September 30, 2004 compared to an income tax provision of $1.0 million recorded for the year earlier period. In the first quarter of fiscal 2005, we received a federal income tax refund of $0.5 million due to the filing of an amended return for the fiscal year 1997. This refund was offset by the provisions for our Canadian Operations and European Operations for the six months ended September 30, 2004 of $0.8 million and $0.1 million, respectively. Our effective tax rate is based on the statutory rates in effect in the countries in which we operate. We intend to maintain a full valuation allowance on our domestic net deferred tax assets including net operating loss carryforwards associated with losses generated prior to our refinancing and recapitalization transaction. The change in fair value of the warrants issued to the holders of our senior secured subordinated notes and preferred stock is not a taxable item.

         INCOME (LOSS) FROM CONTINUING OPERATIONS. Loss from continuing operations totaled $1.6 million in the six months ended September 30, 2004 compared to income from continuing operations of $2.6 million in the prior year period, a decrease of $4.2 million. This decrease was primarily related to the change in fair value of certain of our outstanding warrants, as described above.

         DISCONTINUED OPERATIONS. All of our discontinued operations were sold prior to the end of our fiscal year ended March 31, 2004. Income from discontinued operations for the six months ended September 30, 2004 was $0.8 million, which related to the collection of certain receivables associated with the sale of our Middle East subsidiaries. Loss from discontinued operations for the six months ended September 30, 2003 was $3.7 million.

         NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS. Net loss totaled $0.8 million for the six months ended September 30, 2004, which was further reduced by $0.9 million for the accumulated dividend for preferred stock bringing the net loss available to common shareholders to $1.7 million for the six months ended September 30, 2004 compared to a net loss available to common shareholders of $1.0 million in the prior year period, a decrease of $0.7 million. The increase in the net loss available to common shareholders was primarily attributable to a $4.7 million non-cash charge relating to the change in fair value of certain of our outstanding warrants, as described above in other income (expenses) which was offset by $3.7 million of discontinued operations losses in the prior year period.

         Loss per share on a fully diluted basis totaled $0.20 per share for the six months ended September 30, 2004 compared to a loss of $0.11 per fully diluted share in the prior year period. The weighted average number of shares used in calculating loss per share is computed based on the number of common shares issued and outstanding. On March 30, 2004, we completed our recapitalization and refinancing transaction, which resulted in the issuance of warrants exercisable for 16.1 million common shares. In accordance with generally accepted accounting principles for "Participating Securities", these warrants will be included in the weighted average shares calculation only in periods in which we generate net income available to common shareholders. Net income available to common shareholders represents net income less the annual preferred stock dividend payable to the holder of our Series B Cumulative Redeemable Voting Preferred Stock.

B.       LIQUIDITY AND CAPITAL RESOURCES

         We believe that we have enhanced our capital structure by implementing initiatives designed to reduce our outstanding indebtedness. During fiscal 2003 and fiscal 2004, we disposed of our Middle East operations, Asia Pacific operations and four other non-strategic business units and used the proceeds from such dispositions to reduce our outstanding indebtedness. In addition, on March 30, 2004 we completed a refinancing and recapitalization pursuant to which we (i) issued and sold 13,000 shares of our Series B Preferred Stock and a warrant to purchase 12,113,744 of our common shares to CorrPro Investments, LLC for aggregate consideration of $13.0 million, (ii) issued and sold $14.0 million of our secured subordinated notes and a warrant to purchase 3,936,967 of our common shares to American Capital and (iii) entered into a $40.0 million senior secured credit facility with CapitalSource. We used the proceeds therefrom to repay our prior revolving credit facility and senior notes and for working capital purposes.

         CASH FLOW. At September 30, 2004, we had working capital of $18.3 million, compared to $16.1 million at March 31, 2004, an increase of $2.2 million. This increase in working capital was due to a number of factors, the most significant of which was the increase in accounts receivable as we have entered our seasonally busiest time of the year. Accounts receivable increased by $4.9 million and unbilled accounts receivable increased by $0.9 million for the first six months of fiscal 2005. These increases were partially offset by a decrease in cash of $0.9 million, an increase in the current portion of long-term debt of $0.6 million and the collection of a note receivable related to the sale of our Middle East subsidiaries during the six months ended September 30, 2004. Accounts payable and accrued liabilities decreased $0.7 million in the first six months of fiscal 2005 which were funded by increased short-term borrowings on our revolving credit facility.

         During the first six months of fiscal 2005, cash used by operating activities totaled $1.6 million, compared to cash provided by operating activities of $0.9 million in the same period of the prior fiscal year. The overall decrease in cash generated from operating activities was primarily due to the fact we had a large receivable that was collected from the sale of a subsidiary totaling approximately $5.9 million in the prior year period. During the first six months of fiscal 2005, our working capital was funded by $2.0 million of financing activities, which was offset by a $1.1 million reduction of our senior secured debt. Capital expenditures, net of dispositions, for the first six months of fiscal 2005 totaled $0.8 million compared to $0.2 million during the prior year period.

         SENIOR SECURED CREDIT FACILITY. On March 30, 2004, we entered into a $40.0 million revolving credit, term loan and security agreement with CapitalSource that expires on March 30, 2009. Initial borrowings were used to repay existing indebtedness. The revolving credit facility provides for a maximum principal amount of $19.5 million. Borrowings under the revolving credit facility are limited to borrowing base amounts as defined. The interest rate on the revolving credit facility is at prime plus 1.75%, which was 6.50% at September 30, 2004. We are also required to pay an unused line fee of 0.75% on the unused portion of the revolving credit facility and a collateral management fee of 0.50% based on the funded portion of the revolving credit facility. The revolving credit facility includes a credit sub-facility of $7.0 million for the issuance of standby letters of credit. Standby letter of credit fees are 3.0% on the undrawn face amount of all outstanding standby letters of credit. At September 30, 2004, we had $5.1 million outstanding under the revolving credit facility and $6.3 million of outstanding letters of credit. Total availability under the revolving credit facility at September 30, 2004 was approximately $5.4 million, after giving consideration to the borrowing base limitations under the revolving credit facility.

         The revolving credit agreement expires on March 30, 2009. However, in accordance with EITF 95-22 "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement", we are required to classify all of our outstanding debt under the Revolving Credit Facility as a current liability.

         The term loan facility provided for an original principal amount of $20.5 million. The term loan bears interest at prime plus 3.5% subject to a floor of 7.5%. The term loan requires us to make monthly principal payments from inception to March 1, 2009. Within each year, the amount of the monthly payments is fixed but the annual amount per year increases each year. In addition, notwithstanding any other provisions in the revolving credit, term loan and security agreement, we are required to pay 50% of our excess cash flow, each year, to further pay down the term loan. At September 30, 2004, the outstanding balance on the term loan was $19.4 million.

         Borrowings under the revolving credit, term loan and security agreement are secured by a first priority security interest in our domestic and Canadian accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate. We have also pledged slightly less than two-thirds of the capital stock of two of our foreign subsidiaries. The agreement requires us to maintain certain financial ratios and limits our ability to pay cash dividends, incur additional indebtedness and make investments, including acquisitions, and to take certain other actions specified therein. We were in compliance with these covenants at September 30, 2004.

         SENIOR SECURED SUBORDINATED NOTES. On March 30, 2004, we entered into a senior secured subordinated note and equity purchase agreement with American Capital pursuant to which we sold $14.0 million of our senior secured subordinated notes and a warrant to purchase 3,936,967 of our common shares to American Capital. Initial borrowings were used to repay existing indebtedness. The interest rate on the senior secured subordinated notes is 12.5%. The senior secured subordinated notes do not require principal payments and the notes are due on March 29, 2011. The senior secured subordinated notes are secured by a lien on our domestic and Canadian accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate and are subordinated in lien priority only to the liens in favor of CapitalSource. The senior secured subordinated note and equity purchase agreement requires us to maintain certain financial ratios and limits our ability to pay cash dividends, incur additional indebtedness, make investments, including acquisitions, and to take certain other actions specified therein. We were in compliance with these covenants at September 30, 2004.

         SERIES B CUMULATIVE REDEEMABLE VOTING PREFERRED STOCK. On March 30, 2004, we entered into a securities purchase agreement with CPI pursuant to which we sold 13,000 shares of our Series B Preferred Stock and a warrant to purchase 12,113,744 of our common shares to CPI for aggregate consideration of $13.0 million. We used these proceeds to repay our outstanding indebtedness. The securities purchase agreement requires us to maintain certain financial ratios and limits our ability to incur additional indebtedness, make investments, including acquisitions, and to take certain other actions. In addition, the Series B Preferred Stock is redeemable at the option of the holders of Series B Preferred Stock upon the occurrence of certain events, none of which are probable as of September 30, 2004.

         The Series B Preferred Stock accrues cumulative quarterly dividends at an annual rate of 13.5%. In the event we do not maintain Earnings Before Interest, Taxes and Depreciation ("EBITDA") as defined in the securities purchase agreement, of $12.0 million for the twelve months preceding any quarterly dividend payment date, the annual dividend rate will increase to 16.5% for each subsequent calendar quarter during which we fail to comply with such financial covenant. At September 30, 2004, the Company had EBITDA of $11.9 million. The Company is negotiating a waiver from CPI for this violation until December 31, 2004 and expects to receive the waiver in the third quarter of Fiscal 2005. When the waiver is received, the annual rate will remain at 13.5% until December 31, 2004 at which time the Company must achieve an EBITDA of $12.0 million or the rate will increase to 16.5%.

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

         CONTRACTUAL OBLIGATIONS. The following table summarizes our contractual obligations at September 30, 2004:


                                                                            PAYMENTS DUE BY PERIOD
                                                             -----------------------------------------------------
                                                            LESS THAN        1 - 3          4 - 5         AFTER 5
(IN THOUSANDS)                                 TOTAL         ONE YEAR        YEARS          YEARS          YEARS
                                              --------      ---------       --------       --------       --------
Indebtedness:
  Revolving Credit Facility
     due 2009                                 $  5,073       $  5,073       $     --       $     --       $     --
  Term Loan, due 2009                           19,364          3,113         13,501          2,750             --
  Senior Secured Subordinated Notes (1)         14,000             --             --             --         14,000
  Other Debt Obligations                           168             --            168             --             --
  Management Fee                                 3,000            400          1,200            800            600
  Operating Leases                               6,805          2,816          3,108            731            150
                                              --------       --------       --------       --------       --------
Total Contractual Cash
    Obligations                               $ 48,410       $ 11,402       $ 17,977       $  4,281       $ 14,750
                                              ========       ========       ========       ========       ========


    (1) The Senior Secured Subordinated Notes are net of discount of $4,010 at September 30, 2004 as reported on the consolidated financial statements.

         We believe that cash generated by operations and amounts available under our credit facilities will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

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

         On July 20, 2004, the Exchange notified us that we were not in compliance with additional thresholds of the shareholders' equity requirement and that we should submit a revised plan to regain compliance with the shareholders' equity requirement of its continued listing requirements. In August 2004, we submitted a revised plan to regain compliance to the Exchange in accordance with its request. There can be no assurances that the Exchange will accept our revised plan, or that we will be able to comply with our revised plan if accepted by the Exchange. If the Exchange determines for any reason, including non-compliance with our plan, that our common shares should be de-listed from the Exchange:

         o the market liquidity and price of our common shares would likely be negatively affected;

         o it may be more difficult to dispose of, or to obtain accurate quotations of, our common shares;

         o we may be unable to list our shares for trading on any exchange or quotation on any automated quotation system;

         o    we may be unable to remain a reporting company; and

         o we could face difficulty raising capital necessary for our continued operations.

         ADVERSE DEVELOPMENTS IN PENDING LITIGATION OR REGULATORY MATTERS COULD NEGATIVELY IMPACT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION. From time to time, we are involved in litigation and regulatory proceedings, including those disclosed in "Item 3 - Legal Proceedings" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, and in our other periodic reports filed with the Securities and Exchange Commission. There are always significant uncertainties involved in litigation and regulatory proceedings and we cannot guarantee the result of any particular action. Regulatory compliance is often complex and subject to variation and unexpected changes, including changing interpretations and enforcement agendas affecting the regulatory community. We may need to expend significant financial resources in connection with legal and regulatory procedures and our management may be required to divert attention from other portions of our business. If, as a result of any proceeding, a judgment is rendered, decree is entered or administrative action is taken against us or our customers, it may materially and adversely affect our business, financial condition and results of operations.

         OUR COMPLIANCE WITH THE SEC SETTLEMENT. In addition to significant expenditures we may have to make to comply with the terms of the SEC settlement described in "Item 3 - Legal Proceedings - SEC Enforcement Proceeding" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, we must comply with the terms of the permanent injunction and the undertakings, which require us to take affirmative actions to ensure compliance with the federal securities laws. Our failure to adequately comply with the provisions of the injunction or any of the undertakings therein may result in additional enforcement action by the SEC, severe penalties against us and our officers and directors, and may have an impact on our business, financial condition and results of operations. Additionally, the publicity surrounding the SEC investigation and subsequent settlement and injunction may adversely affect our reputation with our customers and suppliers and have an adverse impact on our revenues and expenses.

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

         OUR SHAREHOLDERS ARE EXPOSED TO DILUTION AND OTHER RISKS ASSOCIATED WITH OUR OUTSTANDING WARRANTS AND OPTIONS. As of September 30, 2004, we had outstanding:

         o options to purchase an aggregate of approximately 3,277,924 shares of our common shares that were issued pursuant to our stock option plans; and

         o warrants to purchase an aggregate of approximately 17,163,720 shares of our common shares, which represents approximately 59.2% of our common shares on a fully diluted basis, that were issued in connection with financing arrangements.

         All of these warrants, which have nominal exercise prices, and many of these options have exercise prices below the current market price of our common shares. In addition, we may issue additional stock, warrants and/or options pursuant to stock option plans or to raise capital in the future. Assuming the exercise of all warrants and options, our current outstanding common shares would represent approximately 29.5% of our common shares. The significant number of common shares issuable upon exercise of these warrants and options could have any or all of the following effects:

         o the exercise of these options and warrants may have an adverse effect on the market value of our common shares;

         o the existence of these options and warrants may adversely affect the terms on which we can obtain additional equity financing; and

         o to the extent the exercise prices of these options and warrants are less than the net tangible book value of our common shares at the time these options and warrants are exercised, our shareholders will experience immediate dilution in the net tangible book value of their investment.

         OUR DEBT INSTRUMENTS CONTAIN COVENANTS THAT LIMIT OUR OPERATING AND FINANCIAL FLEXIBILITY. On March 30, 2004, we entered into a new $40.0 million senior secured credit facility and issued $14.0 million of senior secured subordinated notes, which replaced our previous $26.4 million revolving credit facility and $24.4 million of senior notes. Both the new senior secured credit facility and the new senior secured subordinated notes require us to maintain a minimum level of earnings before interest, taxes, and depreciation/amortization, a minimum fixed charge coverage ratio and comply with, among other things, leverage ratios. Our ability to meet these financial ratios and tests under our new credit agreements is affected by our results of operations and by events beyond our control. We may be unable to satisfy these ratios and tests. If we fail to comply with these ratios and tests, and we are unable to obtain a waiver for such failure, no further borrowings would be available under the new senior secured credit facility and our lenders will be entitled to, among other things, accelerate the debt outstanding under the new credit agreements so that it is immediately due and payable and ultimately foreclose on our assets that secure the debt. Any significant inability to draw on the new senior secured credit facility or acceleration of the debt outstanding under the new credit agreements would have a material adverse effect on our financial condition and operations. In addition, our new senior secured credit facility restricts our ability and the ability of certain of our subsidiaries to, among other things:

         o incur additional debt and make certain investments or acquisitions;

         o    incur or permit to exist certain liens;

         o    sell, lease or transfer assets; and

         o    merge or consolidate with another company.

         OUR LEVEL OF INDEBTEDNESS AND OTHER DEMANDS ON OUR CASH RESOURCES COULD MATERIALLY AFFECT OUR OPERATIONS AND BUSINESS STRATEGY. As of September 30, 2004, we had approximately $38.4 million of total consolidated debt, net of debt discount of $4.0 million. In addition, we have approximately $5.1 million available under our new senior secured credit facility. Subject to the limits contained in our new credit agreements and our other debt agreements, our total consolidated debt could increase due to this additional borrowing capacity. In addition to the debt service requirements on our outstanding debt, we have other demands on our cash resources, including, among others, capital expenditures and operating expenses. Our level of indebtedness and the significant debt servicing costs associated with that indebtedness could significantly impact on our operations and business strategy. For example, they could:

         o require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the amount of our cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes;

         o limit our flexibility in planning for, or reacting to, changes in the industries in which we compete;

         o place us at a competitive disadvantage compared to our competitors, some of which have lower debt service obligations and greater financial resources than we do;

         o    limit our ability to borrow additional funds;

         o increase our vulnerability to general adverse economic and industry conditions; and

         o result in our failure to satisfy the financial covenants contained in our new credit agreements or in other debt agreements, which, if not cured or waived, could have a material adverse effect on our business, financial condition or results of operations.

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

         OUR BUSINESS IS HIGHLY DEPENDENT ON THE LEVEL OF EXPENDITURES BY ENERGY COMPANIES. The products and services we provide to our customers in the energy markets are, to some extent, deferrable in the event that these customers reduce their capital and discretionary maintenance expenditures. The level of spending on these types of expenditures can be influenced by a number of factors beyond our control, including:

         o    current and projected oil, gas and power prices;

         o    the demand for electricity;

         o the abilities of oil, gas and power companies to generate, access and deploy capital;

         o    exploration, production and transportation costs;

         o    the discovery rate of new oil and gas reserves;

         o the sale and expiration dates of oil and gas leases and concessions;

         o regulatory restraints on the rates that power companies may charge their customers;

         o    local and international political and economic conditions;

         o    worldwide economic activity;

         o economic and political conditions in the Middle East and other oil-producing regions;

         o coordination by the Organization of Petroleum Exporting Countries, or OPEC;

         o the ability or willingness of host country government entities to fund their budgetary commitments; and

         o    technological advances.

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

         OUR REVENUES HAVE BEEN DEPENDENT ON GOVERNMENT CONTRACTS IN THE PAST. In previous years, we have derived a significant portion of our revenues from contracts with agencies of the United States government. Our contracts with the U.S. government expose us to various business risks, including, but not limited to the ability of the U.S. government to unilaterally:

         o suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

         o    terminate existing contracts;

         o    reduce the value of existing contracts;

         o audit our contract-related costs and fees, including allocated indirect costs; and

         o    control and potentially prohibit the export of our products.

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

         In addition, the U.S. government's competitive bidding process may adversely affect our revenues. We obtain most of our U.S. government contracts through a competitive bidding process, and competitive bidding presents a number of risks, including, but not limited to:

         o the need to compete against companies or teams of companies that may be long-term, entrenched incumbents for a particular contract for which we are competing;

         o the need to compete on occasion to retain existing contracts that may have in the past been awarded to us on a sole-source basis; and

         o the substantial costs and managerial time and effort, including design, development and marketing activities, necessary to prepare bids and proposals for contracts that may not be awarded to us.

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

         WE ARE EXPOSED TO LIABILITIES BEYOND OUR CONTROL AS A SUBCONTRACTOR. On projects in which we act as a subcontractor, if the general contractor or other subcontractors fail to perform their obligations or cause delays or failures in the project, we

         o may not receive all or a portion of the distributions or payments to which we are entitled in connection with the project;

         o    the project may be terminated by the customer; and

         o we may be exposed to litigation or other claims in connection with any such delay or failure.

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

         THE AVAILABILITY AND VALUE OF LARGER PROJECTS CAN IMPACT OUR PROFITABILITY. While the majority of our projects are relatively small, we can have a number of individual contracts in excess of $1 million in progress at any particular time. These larger contracts typically generate more gross profit dollars than our average size projects. Therefore, the absence of or inability to replace larger projects, which can result from a number of factors, including market conditions, can have a negative impact on our operating results. To the extent that any of our offices are dependent on such large contracts, the loss of or inability to replace any such contract or contracts can detrimentally affect such offices.

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

         OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO POLITICAL AND ECONOMIC RISKS. A significant portion of our revenue is derived from operations outside the United States. The scope and extent of our operations outside of the United States means that we are exposed to the risks inherent in doing business abroad. These risks include, but are not limited to:

         o foreign currency restrictions, which may prevent us from repatriating foreign currency received in excess of local currency requirements and converting it into U.S. dollars or other fungible currency;

         o expropriation of assets, by either a recognized or unrecognized foreign government, which can disrupt our business activities and create delays and corresponding losses;

         o civil uprisings, riots and war, which can make it impractical to continue operations, adversely affect both budgets and schedules and expose us to losses;

         o availability of suitable personnel and equipment, which can be affected by government policy, or changes in policy, which limit the importation of skilled craftsmen or specialized equipment in areas where local resources are insufficient;

         o government instability, which can cause investment in capital projects by our potential customers to be withdrawn or delayed, reducing or eliminating the viability of some markets for our services; and

         o decrees, laws, regulations, interpretations and court decisions under legal systems, including unexpected changes in taxation and environmental or other regulatory requirements, which are not always fully developed and which may be retroactively applied and cause us to incur unanticipated and/or unrecoverable costs as well as delays which may result in real or opportunity costs.

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

         During the first six months of fiscal 2005, we recorded a favorable foreign currency translation adjustment of $0.2 million in our stockholders' equity (deficit) related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the United States dollar conversion of our Canadian and European Operations.

         Our primary interest rate risk exposure results from our variable interest rates from our Senior Secured Credit Facility. If interest rates were to increase 200 basis points (2%) from the rates at September 30, 2004 rates, and assuming no changes in debt from the September 30, 2004 levels, the additional annual expense would be approximately $0.5 million on a pre-tax basis.

         Except as set forth above, we did not experience any significant changes in interest rate or foreign currency exchange risk during the first six months of fiscal 2005. Our interest rate and foreign currency exchange risk exposure is described in more detail in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (the "Senior Officers"), with the participation of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, and subject to inherent limitations on the effectiveness of internal controls as described under "Item 9A. Controls and Procedures" in our Annual Report on Form 10-K/A for the year ended March 31, 2004, the Senior Officers have concluded that to their knowledge as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         There were no changes in our internal control over financial reporting that occurred during our second fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There have been no material changes in our legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2004.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Registrant's annual meeting of shareholders was held on August 26, 2004. As of July 15, 2004, the record date fixed by the Board of Directors, there were 8,450,442 common shares and 13,000 preferred shares entitled to notice of, and to vote at, the meeting. The Company's Series B Preferred Stock entitled CorrPro Investments, LLC to cast a number of votes that based on the Company's current structure, represented 51% of the combined voting power of the Company. This 51% of the combined voting power was the equivalent of 8,795,220 total shares. Combining the preferred share votes (8,795,220) with the common share votes (8,450,442) resulted in the total voting power of 17,245,662 shares. The Inspector of Election reported there were represented at the meeting the holders of 15,131,331 shares of the capital stock of the Company, of which the holders of 15,131,331 shares were represented by valid proxies, a majority of the shares outstanding and entitled to vote at the meeting. Each matter voted upon at such meeting and the number of shares cast for, against or withheld, and abstained are as follows:

   1. ELECTION OF DIRECTORS.


Director Nominees                      For            Withheld
----------------------              ----------       ----------
Joseph P. Lahey                     14,734,565        396,766
Jeffrey N. MacDowell                14,770,040        361,291
William R. Seelbach                 14,770,840        360,491
Stanford Springel                   14,727,240        404,091

   2. APPROVAL OF THE 2004 LONG-TERM INCENTIVE PLAN OF CORRPRO COMPANIES, INC.


                     For       Against    Abstained    Non-Vote
                  ---------    -------    ---------    ---------
                  9,847,116    643,367      40,996     4,599,852

         On August 26, 2004, the holder of our Series B Preferred Stock, acting by written consent in lieu of a meeting convened for such purposes, elected Jay
I. Applebaum, James A. Johnson, Jason H. Reed and Emilio T. Pena as members of our board of directors. On September 15, 2004, the holder of our Series B Preferred Stock, acting by written consent in lieu of a meeting convened for such purposes, elected Thomas P. Briggs as a member of our board of directors.

ITEM 5. OTHER INFORMATION

         We are required by the American Stock Exchange (the "Exchange") to maintain certain listing standards and meet certain reporting requirements in order for our common shares to continue trading and to remain listed on the Exchange. In September 2003, the Exchange notified us that we were not in compliance with the shareholders' equity requirement of its continued listing requirements and that we should submit a plan to regain compliance. In December 2003, the Exchange accepted the plan that we submitted in accordance with its request. On July 20, 2004, the Exchange notified us that we were not in compliance with additional thresholds of the shareholders' equity requirement and that we should submit a revised plan to regain compliance with the shareholders' equity requirement of its continued listing requirements. In August 2004, we submitted a revised plan to regain compliance to the Exchange in accordance with its request. There can be no assurances that the Exchange will accept our revised plan, or that we will be able to comply with our revised plan if accepted by the Exchange. If the Exchange does not accept our revised plan, or if we are unable to comply with our revised plan if accepted by the Exchange, the Exchange is likely to delist our common shares from the Exchange. Additional risks and uncertainties regarding our compliance with the Exchange's continued listing requirements and the effects if we do not maintain compliance are set forth in "Item 2.C. Factors Influencing Future Results and Accuracy of Forward Looking Information" in this Form 10-Q.


ITEM 6. EXHIBITS

         For identification of the exhibits attached hereto, see the Exhibit Index following the signature page of this Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CORRPRO COMPANIES, INC.
                                           (Registrant)



Date: November 15, 2004                 /s/ Joseph P. Lahey
                                       ---------------------------
                                             Joseph P. Lahey
                                               President
                                       and Chief Executive Officer



                                       /s/ Robert M. Mayer
                                       ---------------------------
                                              Robert M. Mayer
                                       Senior Vice President, Chief
                                             Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
  NO.             EXHIBIT
--------          -------

  31.1            Rule 13a-14(a) Certification of Chief Executive Officer

  31.2            Rule 13a-14(a) Certification of Chief Financial Officer

  32.1            Section 1350 Certification of Chief Executive Officer

  32.2            Section 1350 Certification of Chief Financial Officer

----------