Form 10-Q
period 2004-12-31
CORRPRO COMPANIES INC /OH/
filed 2005-02-14
CIK 907072

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004
                                       OR

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

         YES [ ]                                              NO [X]

      As of February 9, 2005, 8,775,010 Common Shares, without par value, were outstanding.

                             CORRPRO COMPANIES, INC.

                                      INDEX

                                                                      Page
                                                                      ----
PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

            Consolidated Balance Sheets                                   3
            Consolidated Statements of Operations                         4
            Consolidated Statements of Cash Flows                         5
            Notes to the Consolidated Financial Statements             6-16

ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       17-35

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk      36

ITEM 4.  Controls and Procedures                                         36

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                               37

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds     37

ITEM 3.  Defaults Upon Senior Securities                                 37

ITEM 4.  Submission of Matters to a Vote of Security Holders             37

ITEM 5.  Other Information                                               37

ITEM 6.  Exhibits                                                        37

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          December 31,    March 31,
                                                                             2004           2004
                                                                          (Unaudited)     (Audited)
                                                                          -----------     ---------
ASSETS
Current Assets:
  Cash and cash equivalents                                                 $  4,051       $  2,498
  Accounts receivable, net of allowance for doubtful accounts of
     $567 at December 31, 2004 and $729 at March 31, 2004                     26,694         24,139
  Other receivables, net                                                          --            768
  Inventories                                                                  8,858          9,807
  Prepaid expenses and other                                                   4,771          5,974
                                                                            --------       --------
    Total current assets                                                      44,374         43,186
                                                                            --------       --------

 Property, Plant and Equipment, net                                            7,453          7,149

 Other Assets:
    Goodwill                                                                  15,376         14,560
    Other assets                                                               7,309          7,974
    Deferred income taxes                                                        744            763
                                                                            --------       --------
            Total other assets                                                23,429         23,297
                                                                            --------       --------
                                                                            $ 75,256       $ 73,632
                                                                            ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Short-term borrowings and current portion of long-term debt             $  5,822       $  5,279
    Accounts payable                                                           8,192         10,894
    Accrued liabilities and other                                             11,376         10,874
                                                                            --------       --------
            Total current liabilities                                         25,390         27,047
                                                                            --------       --------

Long-Term Debt:
    Long-term debt, net of current portion                                    15,553         18,154
    Senior secured subordinated notes, net of discount
     of $3,944 at December 31, 2004 and $4,130 at March 31, 2004              10,056          9,870
                                                                            --------       --------
            Total long-term debt                                              25,609         28,024
                                                                            --------       --------

Other Long-Term Liabilities                                                    4,202          4,186

Warrants                                                                      16,998         16,830

Commitments and Contingencies                                                     --             --

Series B Cumulative Redeemable Voting Preferred Stock,
      without par value, liquidation value of $14,372, net of discount           274            274

Shareholders' Equity (Deficit):
    Common shares                                                              2,361          2,276
    Additional paid-in capital                                                46,122         46,266
    Accumulated deficit                                                      (45,919)       (50,555)
    Accumulated other comprehensive loss                                         766            (95)
    Common shares in treasury, at cost                                          (547)          (621)
                                                                            --------       --------
            Total shareholders' equity (deficit)                               2,783         (2,729)
                                                                            --------       --------
                                                                            $ 75,256       $ 73,632
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

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          For the Three                  For the Nine
                                                                          Months Ended                   Months Ended
                                                                          December 31,                    December 31,
                                                                   -------------------------       -------------------------
                                                                      2004           2003             2004            2003
                                                                   ---------       ---------       ---------       ---------
Revenues                                                           $  36,502       $  32,939       $ 108,035       $ 100,424
Operating cost and expenses:
   Cost of sales                                                      25,710          22,388          74,913          67,310
   Selling, general & administrative expenses                          8,374           7,703          24,967          23,567
                                                                   ---------       ---------       ---------       ---------
Operating income                                                       2,418           2,848           8,155           9,547
Other income (expense):
   Change in fair value of warrants                                    4,494              --            (168)             --
   Other income                                                          648              --           1,046              --
   Interest expense                                                   (1,389)         (1,843)         (4,002)         (4,931)
                                                                   ---------       ---------       ---------       ---------
Income from continuing operations
   before income taxes                                                 6,171           1,005           5,031           4,616
Provision for income taxes                                               756             358           1,186           1,366
                                                                   ---------       ---------       ---------       ---------
Income from continuing operations                                      5,415             647           3,845           3,250
Discontinued operations:
   Gain (loss) from operations, net                                       --            (205)            791          (3,809)
   Loss on disposal, net of income taxes                                  --              --              --             (46)
                                                                   ---------       ---------       ---------       ---------
Net income (loss)                                                      5,415             442           4,636            (605)
Dividends attributable to preferred stock                                469              --           1,372              --
                                                                   ---------       ---------       ---------       ---------
Net income (loss) available
   to common shareholders                                          $   4,946       $     442       $   3,264       $    (605)
                                                                   =========       =========       =========       =========

Earnings (loss) per share - Basic:
   Income from continuing operations
    (net of dividends attributable to preferred stock)             $    0.20       $    0.07       $    0.10       $    0.39
  Discontinued operations                                                 --           (0.02)           0.03           (0.46)
                                                                   ---------       ---------       ---------       ---------
    Net income (loss) available to common shareholders             $    0.20       $    0.05       $    0.13       $   (0.07)
                                                                   =========       =========       =========       =========

Earnings (loss) per share - Diluted:
   Income from continuing operations
    (net of dividends attributable to preferred stock)             $    0.02       $    0.07       $    0.10       $    0.35
  Discontinued operations                                                 --           (0.02)           0.03           (0.41)
                                                                   ---------       ---------       ---------       ---------
    Net income (loss) available to common shareholders             $    0.02       $    0.05       $    0.13       $   (0.06)
                                                                   =========       =========       =========       =========

Weighted average shares -
   Basic                                                               8,752           8,420           8,550           8,412
   Diluted                                                            25,853           9,361          25,873           9,396

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    Nine Months Ended
                                                                       December 31,
                                                                  ---------------------
                                                                    2004         2003
                                                                  -------       -------
Cash flows from operating activities:
  Net income (loss)                                               $ 4,636       $  (605)
  Adjustments to reconcile net loss
    to net cash provided by continuing operations:
    (Gain) loss on discontinued operations                           (791)        3,855
    Depreciation and amortization                                   2,065         1,943
    Change in fair value of warrants                                  168            --
    Stock options exercised from Treasury Shares                       --            25
    Deferred income taxes                                               1          (138)
    Gain (loss) on sale of assets                                       2           (16)
Changes in operating assets and liabilities:
        Accounts and other receivables                             (1,505)         (299)
        Inventories                                                 1,191          (430)
        Prepaid expenses and other                                  1,321        (1,309)
        Other assets                                                 (163)       (1,350)
        Accounts payable and accrued expenses                      (2,959)           19
                                                                  -------       -------
         Total adjustments                                           (670)        2,300
                                                                  -------       -------
         Net cash provided by continuing operations                 3,966         1,695
                                                                  -------       -------

Cash flows from investing activities:
  Additions to property, plant and equipment                         (873)         (517)
  Proceeds from disposal of property, plant and equipment              11           125
                                                                  -------       -------
         Net cash used by investing activities                       (862)         (392)
                                                                  -------       -------

Cash flows from financing activities:
  Net borrowing from new revolving credit facility                   (677)           --
  Payment of term loan                                             (1,794)           --
  Payment of old revolving credit facility and other debt              --        (4,655)
  Net Proceeds from stock options                                      14             9
                                                                  -------       -------
         Net cash (used) by financing activities                   (2,457)       (4,646)
                                                                  -------       -------

Effect of changes in foreign currency exchange rates on cash          115           475
                                                                  -------       -------

Cash provided by discontinued operations                              791         1,311
                                                                  -------       -------

Net increase (decrease) in cash                                     1,553        (1,557)
Cash and cash equivalents at beginning of year                      2,498         7,037
                                                                  -------       -------
Cash and cash equivalents at end of period                        $ 4,051       $ 5,480
                                                                  =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (refunded) during the period for:
    Income taxes                                                  $   735       $   967
    Interest                                                      $ 3,001       $ 3,834

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

      The information furnished in the accompanying interim consolidated financial statements has not been audited by independent accountants. In the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. The results of operations for the nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005, or any other period. The interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2004.

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

                                                          FOR THE THREE                 FOR THE NINE
                                                           MONTHS ENDED                 MONTHS ENDED
                                                           DECEMBER 31,                 DECEMBER 31,
                                                      ------------------------    -------------------------
                                                        2004           2003         2004            2003
                                                        ----           ----         ----            ----
Net income (loss) available to common shareholders:
  As reported                                         $   4,946      $     442    $   3,264      $    (605)
  Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for all awards             22             28        1,052            273
                                                      ---------      ---------    ---------      ---------
    Pro forma income (loss) available
       to common shareholders                         $   4,924      $     414    $   2,212      $    (878)
                                                      =========      =========    =========      =========
Basic earnings (loss) per
  share available to common shareholders:
  As reported                                         $    0.20      $    0.05    $    0.13      $   (0.07)
  Pro Forma                                           $    0.20      $    0.05    $    0.09      $   (0.10)
Diluted earnings (loss) per
  share available to common shareholders:
  As reported                                         $    0.02      $    0.05    $    0.13      $   (0.06)
  Pro Forma                                           $    0.02      $    0.04    $    0.09      $   (0.09)

      Total stock-based employee compensation expense for the nine months ended December 31, 2004, was primarily comprised of stock options issued to purchase 612 common shares at an exercise price of $2.55 per share, which were immediately vested upon issuance, which occurred during the second quarter of fiscal 2005 at a Black-Scholes fair value of $1.67 per share.

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

      In the second quarter of fiscal 2004, the Company's Board of Directors removed the Company's European Operations from discontinued operations. The Board concluded that the Company's value would be enhanced by maintaining its European presence rather than by selling the European Operations at that time, based in part on the strength of the local management team, the similar characteristics of the served markets, and the favorable prospects for this business. Therefore, effective in the second quarter of fiscal 2004, the Company reported quarterly and annual results of its European Operations in its continuing operations, and prior-year financial statements have been reclassified to reflect its European Operations as continuing operations.

      Statements of operations for discontinued operations for the three months and nine months ended December 31, 2004 and 2003 are shown below:

                                                          For the Three                 For the Nine
                                                           Months Ended                 Months Ended
                                                           December 31,                 December 31,
                                                   ---------------------------   -------------------------
                                                      2004             2003         2004            2003
                                                   ----------      ----------    -----------   -----------
Revenues                                           $       --      $    2,837    $       --    $    8,913
Operating cost and expenses:
   Cost of sales                                           --           2,242            --         6,929
   Selling, general & administrative expenses              --             733          (791)        5,471
                                                   ----------      ----------    ----------    ----------
Operating income (loss)                                    --            (138)          791        (3,487)
Loss on disposal                                           --              --            --            46
Interest expense                                           --              67            --           322
                                                   ----------      ----------    ----------    ----------
Income (loss) from discontinued operations
   before income taxes                                     --            (205)          791        (3,855)
Provision for income taxes                                 --              --            --            --
                                                   ----------      ----------    ----------    ----------
Income (loss) from discontinued operations         $       --      $     (205)   $      791    $   (3,855)
                                                   ==========      ==========    ==========    ==========

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

      The Company did not allocate interest to discontinued operations in fiscal 2005 and allocated interest to discontinued operations of $67 for the three months ended December 31, 2003 and $322 for the nine months ended December 31, 2003, based on estimated proceeds from the discontinued operations dispositions that were used to pay down the Company's then-outstanding Revolving Credit Facility and Senior Notes. The interest rate used to calculate the allocated interest expense was the weighted average interest rate of the then-outstanding Revolving Credit Facility and Senior Notes.

      During fiscal 2004, the Company substantially completed the sale of its Middle East subsidiaries after recording impairment charges relating to these operations of $3,530. In March 2004, the Company recorded a remaining note receivable for $768, which the Company collected in the first quarter of fiscal 2005, for its Middle East subsidiaries. During the first quarter of fiscal 2004, the Company sold its Asia Pacific operations for a net loss of $46 after taking into account an impairment charge on net assets which was recorded during the fourth quarter of fiscal 2003 totaling $1,575.

NOTE 3 - INVENTORIES

                                         December 31,   March 31,
                                            2004          2004
                                         ------------   ---------
Inventories consist of the following:
      Component parts and raw material      $5,180       $5,156
      Finished goods                         3,678        4,651
                                            ------       ------
                                            $8,858       $9,807
                                            ======       ======

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                                                           December 31,     March 31,
                                                               2004           2004
                                                           ------------     ---------
Property, plant and equipment consist of the following:
      Land                                                   $    578       $    548
      Buildings and improvements                                6,410          6,153
      Equipment, furniture and fixtures                        17,502         17,242
                                                             --------       --------
                                                               24,490         23,943
      Less: Accumulated depreciation                          (17,037)       (16,794)
                                                             --------       --------
                                                             $  7,453       $  7,149
                                                             ========       ========

NOTE 5 - EARNINGS PER SHARE

      Basic earnings per common share ("EPS") is generally calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. However, the Company's issuance of warrants (see Note 11-- Series B Cumulative Redeemable Voting Preferred Stock), which are considered to be a "Participating Security" by Financial Accounting Standards No. 128 for Earnings Per Share (EPS) calculations, EITF Topic D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings requires those securities be included in the computation of basic EPS if the effect is dilutive. Furthermore, Topic D-95 requires that the dilutive effect to be included in basic EPS be calculated using either the "if-converted" method or the "two-class" method. The Company has elected to use the two-class method. Also, in accordance with the provisions of SFAS No. 128, diluted EPS for the periods with net income have been determined by dividing net income available to common shareholders by the weighted average number of common shares and potential common shares outstanding for the period. Diluted EPS for periods with a net loss is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding.

      Basic earnings per share for the three months and nine months ended December 31 are calculated using the two-class method as follows:

Basic EPS -- Two-Class Method:

                                                             FOR THE THREE                 FOR THE NINE
                                                              MONTHS ENDED                 MONTHS ENDED
                                                              DECEMBER 31,                 DECEMBER 31,
                                                         ----------------------       ----------------------
                                                           2004          2003           2004          2003
                                                         --------      --------       --------      --------
Net income (loss) available
  to common shareholders                                 $ 4,946       $   442        $ 3,264       $  (605)
 Less: Income (loss) from discontinued operations             --          (205)           791        (3,855)
                                                         -------       -------        -------       -------
                                                         $ 4,946       $   647        $ 2,473       $ 3,250

Amount allocable to common shareholders (1)                 35.3%        100.0%          34.8%        100.0%

Rights to undistributed income                           $ 1,746       $   647        $   861       $ 3,250

Basic earnings per share from continuing operations      $  0.20       $  0.07        $  0.10       $  0.39
                                                         =======       =======        =======       =======

(1) Basic weighted average
         common shares outstanding                         8,752         8,420          8,550         8,412
    Weighted average additional common shares
         assuming exercise of warrants                    16,051            --         16,051            --
                                                         -------       -------        -------       -------
    Weighted average common equivalent
         shares assuming warrants exercised               24,803         8,420         24,601         8,412
                                                         =======       =======        =======       =======

    Amount allocable to common shareholders                 35.3%        100.0%          34.8%      $ 100.0%
                                                         =======       =======        =======       =======

Diluted EPS:

                                                                FOR THE THREE                   FOR THE NINE
                                                                 MONTHS ENDED                   MONTHS ENDED
                                                                 DECEMBER 31,                   DECEMBER 31,
                                                           ------------------------       -----------------------
                                                             2004           2003            2004            2003
                                                           --------       ---------       ---------       ---------
Net income (loss) available
  to common shareholders                                   $  4,946       $    442        $  3,264        $   (605)
 Less: Income (loss) from discontinued operations                --           (205)            791          (3,855)
                                                           --------       --------        --------        --------
                                                              4,946            647           2,473           3,250
 Less: Change in fair value of warrants                       4,494             --            (168)             --
                                                           --------       --------        --------        --------
                                                                452            647           2,641           3,250
                                                           ========       ========        ========        ========

Amount allocable to common shareholders                       100.0%         100.0%          100.0%          100.0%

Rights to undistributed income                             $    452       $    647        $  2,641        $  3,250

Diluted earnings per share from continuing operations      $   0.02       $   0.07        $   0.10        $   0.35
                                                           ========       ========        ========        ========

Weighted average common shares outstanding                    8,752          8,420           8,550           8,412
Dilutive effect of assumed exercise
    of previous lender warrants *                               920            765           1,121             838
Dilutive effect of warrants                                  16,051             --          16,051              --
Dilutive effect of stock options                                130            176             151             146
                                                           --------       --------        --------        --------
Diluted weighted average shares outstanding                  25,853          9,361          25,873           9,396
                                                           ========       ========        ========        ========

* See Note 12 - Previous Lender Warrants

NOTE 6 - STOCK PLANS

      The Company granted stock options to purchase 3,160 common shares under the 2004 Long-Term Incentive Plan during the nine months ended December 31, 2004. During the nine months ended December 31, 2004, 8 stock options issued under the 1997 Long-Term Incentive Plan, were exercised at prices ranging from $0.63 to $1.69 per share. In addition, stock options previously granted to purchase 1,182 and 123 common shares at exercise prices ranging from $0.32 to $12.10 per share expired or were forfeited, during the nine months ended December 31, 2004 and 2003, respectively.

NOTE 7 - COMPREHENSIVE INCOME

      Accumulated other comprehensive income (loss) is reported separately from retained earnings and additional paid-in-capital in the consolidated balance sheets. Items considered to be other comprehensive income (loss) include adjustments made for foreign currency translation (under SFAS No. 52) and pensions (under SFAS No. 87).

Components of other accumulated comprehensive income (loss) consist of the following:

                                  DECEMBER 31,   MARCH 31,
                                     2004          2004
                                  ------------   ----------
         Translation adjustment      $ 921         $  60
         Pensions                     (155)         (155)
                                     -----         -----
                                     $ 766         $ (95)
                                     =====         =====

      Components of comprehensive loss consist of the following:

                                 Nine Months Ended December 31,
                                  2004                   2003
                                 -------               --------
Net income (loss)                $ 4,636               $  (605)
Other Comprehensive income:
Translation adjustment               861                 1,641
                                 -------               -------
Total comprehensive loss         $ 5,497               $ 1,036
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

      At December 31, 2004, accrued warranty costs were not material to the consolidated balance sheets.

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

      Domestic Core Operations. The Company's Domestic Core Operations segment provides corrosion control. It specializes in cathodic protection, which is an electrochemical process that prevents corrosion in new structures and stops the corrosion process in existing structures. The Domestic Core Operations segment offers a comprehensive range of services in this area, including the design, manufacture, installation, maintenance and monitoring of cathodic protection systems, corrosion engineering, material selection, inspection services, advanced corrosion research and testing. The Company provides these products and services to a wide-range of customers in a number of industries, including energy, utilities, water and wastewater treatment, chemical and petrochemical, pipelines, defense and municipalities. In addition, this segment provides coatings services to customers in the entertainment, aerospace, transportation, petrochemical and electric power industries, as well as the United States military. Finally, the Domestic Core Operations segment includes a production facility in the United States that assembles and distributes cathodic protection products, such as anodes, primarily to the United States market. The Domestic Core Operations segment also provides our pipeline customers with one-stop shopping for the preservation of their pipeline systems through our comprehensive offering of pipeline integrity, risk assessment and inspection services, including assessment, surveys, inspection, analysis, repairs and ongoing maintenance.

      Canadian Operations. The Company's Canadian Operations segment provides corrosion control, coating, pipeline integrity and risk assessment services to customers in Canada that are primarily in the oil and gas industry. These customers include pipeline operators and petrochemical plants and refineries. The Canadian Operations segment has a production facility that assembles products such as anodes and rectifiers.

      European Operations. The Company's European Operations segment provides corrosion control products and services to customers in the petroleum, utility, industrial, marine and offshore exploration and production markets, as well as to governmental entities in connection with their infrastructure assets.

      Financial information relating to the Company's operations by segment are presented below:

                                         FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                DECEMBER 31,                    DECEMBER 31,
                                                ------------                    ------------
                                           2004            2003            2004            2003
                                         ----------      ----------      ----------      ----------
Revenue:
  Domestic Core Operations               $  22,438       $  21,918       $  70,621       $  67,381
  Canadian Operations                        9,387           7,641          25,203          23,195
  European Operations                        4,677           3,380          12,211           9,848
                                         ---------       ---------       ---------       ---------
                                         $  36,502       $  32,939       $ 108,035       $ 100,424
                                         =========       =========       =========       =========

Operating Income:
  Domestic Core Operations               $   3,263       $   3,582       $  10,984       $  11,655
  Canadian Operations                        1,718           1,426           5,015           4,697
  European Operations                          505             205           1,041           1,015
  Corporate Related Costs and Other         (3,068)         (2,365)         (8,885)         (7,820)
                                         ---------       ---------       ---------       ---------
                                         $   2,418       $   2,848       $   8,155       $   9,547
                                         =========       =========       =========       =========

NOTE 10 - REVOLVING CREDIT FACILITY AND SENIOR NOTES

      Long-term debt at December 31, 2004 and March 31, 2004 consisted of the following:

                                        DECEMBER 31,   MARCH 31,
                                            2004         2004
                                        ------------   ---------
Revolving Credit Facility                 $ 2,515       $ 2,779
Term Loan                                  18,682        20,500
Senior Secured Subordinated Notes,
due 2011, net of discount (1)              10,056         9,870

Other                                         178           154
                                          -------       -------
                                           31,431        33,303
Less: current portion                       5,822         5,279
                                          -------       -------
                                          $25,609       $28,024
                                          =======       =======

(1) The Senior Secured Subordinated Notes are net of discounts of $3,944 at December 31, 2004 and $4,130 at March 31, 2004.

      SENIOR SECURED CREDIT FACILITY. On March 30, 2004, the Company entered into a $40,000 revolving credit, term loan and security agreement with CapitalSource Finance, LLC ("CapitalSource") that expires on March 30, 2009. Initial borrowings were used to repay existing indebtedness. The revolving credit facility provides for a maximum principal amount of $19,500. Borrowings under the revolving credit facility are limited to borrowing base amounts as defined. The interest rate on the revolving credit facility is at prime plus 1.75%, which was 7.00% at December 31, 2004. The Company is also required to pay an unused line fee of 0.75% on the unused portion of the revolving credit facility and a collateral management fee of 0.50% based on the funded portion of the revolving credit facility. The revolving credit facility includes a credit sub-facility of $7,000 for the issuance of standby letters of credit. Standby letter of credit fees are 3.0% on the undrawn face amount of all outstanding standby letters of credit. At December 31, 2004, the Company had $2,515 outstanding under the revolving credit facility. The Company also had $5,349 of outstanding letters of credit as of December 31, 2004. Total availability under the revolving credit facility at December 31, 2004 was approximately $9,960, after giving consideration to borrowing base limitations.

      The revolving credit agreement expires on March 30, 2009. However, in accordance with EITF 95-22 "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement," the Company is required to classify all of its outstanding debt under the Revolving Credit Facility as a current liability.

      The term loan facility provided for an original principal amount of $20,500. The term loan bears interest at prime plus 3.5% subject to a floor of 7.5%. The term loan requires the Company to make monthly principal payments from inception to March 1, 2009. Within each year, the amount of the monthly payments is fixed, but the annual amount per year increases each year. In addition, notwithstanding any other provisions in the revolving credit, term loan and security agreement, the Company is required to pay 50% of its excess cash flow, as defined, each year, starting with the year ending March 31, 2005, to further pay down the term loan. At December 31, 2004, the outstanding balance on the term loan was $18,682.

     The Company's payments under the term loan for each of the years ended
                         March 31 are scheduled to be:

                                        TOTAL         2005       2006        2007        2008        2009
                                       -------      -------    -------     -------     -------     -------
Term Loan, due 2009                    $18,682      $   682    $ 3,500     $ 4,000     $ 4,500     $ 6,000

      Borrowings under the revolving credit, term loan and security agreement are secured by a first priority security interest in the Company's domestic and Canadian accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate. The Company has also pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The agreement requires the Company to maintain certain financial ratios and places limitations on its ability to pay cash dividends, incur additional indebtedness, make investments including acquisitions, and take certain other actions. The Company was in compliance with these covenants at December 31, 2004.

      SENIOR SECURED SUBORDINATED NOTES. On March 30, 2004, the Company entered into a $14,000 senior secured subordinated note and equity purchase agreement with American Capital Strategies, Ltd. ("American Capital"). Initial borrowings were used to repay existing indebtedness. The interest rate on the senior secured subordinated notes is 12.5%. The notes do not require principal payments and are due on March 29, 2011. The senior secured subordinated notes are secured by a lien on the Company's Domestic and Canadian accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate and are subordinated in lien priority only to the liens in favor of the senior lender. In addition, the holder of the senior secured subordinated notes received a warrant to purchase 3,936 common shares at an exercise price of $.001 per share. The warrant has a put right pursuant to which the holder may require the Company to redeem the warrant for cash after seven years or upon the occurrence of certain other conditions. The put price is the fair market value of the common shares on the date of the exercise of the put. Valuations were performed to determine the fair market value of this warrant at March 31, 2004 and at December 31, 2004. The fair market value at March 31, 2004 was $4,130 and at December 31, 2004 was $4,169. A non-cash adjustment of $39 was recorded as an expense in the consolidated statement of operations for the nine months ended December 31, 2004 to record the change in valuation. This adjustment was recorded as a liability on the Company's balance sheet. The fair market value of the warrant is required to be updated on a quarterly basis. The primary input into the calculation of this valuation is the market price of the common shares. As the Company's stock price increases, the value of the warrant will increase and as the stock price decreases, the value of the warrant will decrease. The change in the value of the warrant will be recorded as income if the stock price decreases, or as expense if the stock price increases. This non-cash charge has the potential to cause volatility in reported results. In addition, the warrant agreement provides for the warrant to participate in dividend distributions, even if the warrant has not been exercised. However, the warrant is not required to participate in losses. The warrant is considered to be a "Participating Security" by Financial Accounting Standards No. 128 for EPS calculations (see
Note 5 - Earnings Per Share). This means that the warrant is included in the weighted average share calculation only in periods in which the Company generates net income available to common shareholders. As such, the Company's EPS calculations also have the potential to be volatile. The senior secured subordinated note and equity purchase agreement requires the Company to maintain certain financial ratios and places limitations on its ability to pay cash dividends, incur additional indebtedness, make investments including acquisitions, and take certain other actions. The Company was in compliance with these covenants at December 31, 2004.

      The Company believes that cash generated by operations and amounts available under its credit facilities will be sufficient to satisfy its liquidity requirements for at least the next twelve months.

NOTE 11 - SERIES B CUMULATIVE REDEEMABLE VOTING PREFERRED STOCK

      On March 30, 2004, the Company entered into a securities purchase agreement with CorrPro Investments, LLC ("CPI") providing for a $13,000 private equity investment. The proceeds were used to repay existing indebtedness. Under the terms of the securities purchase agreement, the Company issued 13 shares of newly-created Series B Preferred Stock. In addition, the purchaser received a warrant to purchase 12,114 shares of common shares at an exercise price of $.001 per share. Valuations were performed to determine the fair market value of this warrant at March 31, 2004 and at December 31, 2004. The fair market value at March 31, 2004 was $12,700 and at December 31, 2004 was $12,829. A non-cash adjustment of $129 was recorded as an expense in the consolidated statement of operations for the nine months ended December 31, 2004 to record the change in valuation. This adjustment was recorded as a liability on the Company's balance sheet. The fair market value of the warrant is required to be updated on a quarterly basis. The primary input into the calculation of this valuation is the market price of the common shares. As the Company's stock price increases, the value of the warrant will increase and as the stock price decreases, the value of the warrant will decrease. The change in the value of the warrant will be recorded as income if the stock price decreases, or as expense if the stock price increases. This non-cash charge has the potential to cause volatility in reported results. In addition, the warrant agreement provides for the warrant to participate in dividend distributions, even if the warrant has not been exercised. However, the warrant is not required to participate in losses. The warrant is considered to be a "Participating Security" by Financial Accounting Standards No. 128 for Earnings Per Share (EPS) calculations (see Note 5 - Earning Per Share). This means that the warrant is included in the weighted average share calculation only in periods in which the Company generates net income available to common shareholders. As such, the Company's EPS calculations also have the potential to be volatile. The securities purchase agreement requires the Company to maintain certain financial ratios and places limitations on its ability to incur additional indebtedness, make investments including acquisitions, and take certain other actions. In addition, the Series B Preferred Stock is redeemable at the option of the holders of Series B Preferred Stock upon the occurrence of certain events, none of which are probable as of December 31, 2004.

      The Series B Preferred Stock will accrue cumulative quarterly dividends at an annual rate of 13.5%. In the event the Company does not maintain Earnings Before Interest, Taxes and Depreciation as defined in the securities purchase agreement ("Adjusted EBITDA"), of $12.0 million for the twelve months preceding any quarterly dividend payment date, the annual dividend rate will increase to 16.5% for each subsequent calendar quarter during which the Company fails to comply with such financial covenant. At December 31, 2004, the Company had Adjusted EBITDA of less than $12.0 million for the trailing twelve months. CorrPro Investments, LLC, our preferred shareholder, has waived this increase in dividend rate with respect to quarterly earnings whose rates are measured by our Adjusted EBITDA for the periods ending September 30, 2004 and December 31, 2004.

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

      The liquidation preference of each share of Series B Preferred Stock is $1,000 per share, plus any accrued and unpaid dividends thereon. As a result of the accumulated dividends, the liquidation value of the Series B Preferred Stock was $14,372 at December 31, 2004. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock will be entitled to receive the liquidation preference per share of Series B Preferred Stock in effect on the date of such liquidation, dissolution or winding up, plus an amount equal to any accrued but unpaid dividends thereon as of such date before any distribution or payment is made to the holders of Junior Stock.

NOTE 12 - PREVIOUS LENDER WARRANTS

      During the first nine months of fiscal 2005, 325 warrants issued to its lenders under its previous Revolving Credit Facility and Senior Notes were exercised. The warrants issued to the previous Revolving Credit Facility lender permitted the lender to purchase 467 common shares at a purchase price of $0.01 per share at any time after July 31, 2003 until September 23, 2012, and the warrants issued to the previous Senior Notes lender permitted the lender to purchase 467 common shares at a purchase price of $0.01 per share at any time after July 31, 2003 until September 23, 2012. For purposes of financial reporting, these warrants were valued at $313 each and the aggregate amount of $626 increased paid-in-capital and reduced short-term and long-term debt. In connection with our refinancing and recapitalization, effective March 30, 2004, the warrants were subject to certain adjustments and, as a result, each was adjusted upward by 227 common shares at a new adjusted exercise price of $0.00631 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

      Founded as an Ohio corporation in 1984, Corrpro became a public company in 1993 and is listed on the American Stock Exchange under the symbol CO. Unless otherwise indicated, in this report, the terms "we," "us," "our," "Corrpro" and the "Company" mean Corrpro Companies, Inc. and its consolidated subsidiaries.

      We preserve and sustain our clients' assets through:

      - Prevention, by way of our cathodic protection and coatings services and products;

      - Correction, utilizing our engineering and consulting services to solve technical problems;

      -     Repair, through our construction and field services; and

      - Monitoring and resurveying of installed systems, including our pipeline and risk assessment services.

      We serve thousands of customers around the world who rely on us to provide these services for their oil and gas pipelines, above and underground storage tanks, water systems, electric power equipment, transportation systems, bridges, power plants, marine vessels, military facilities and other assets.

      Our comprehensive range of service and product offerings includes:

- Corrosion control engineering services, systems, equipment and materials. Our specialty in the corrosion control market is cathodic protection, which is an electrochemical process that prevents corrosion in new structures and stops the corrosion process in existing structures. We offer a comprehensive range of services in this area, including the design, manufacture, installation, maintenance and monitoring of cathodic protection systems, corrosion engineering, material selection, inspection services, advanced corrosion research and testing.

- Coatings services. We offer a wide variety of coatings-related services designed to provide our customers with longer coatings life, reduced corrosion, improved aesthetics and lower life-cycle costs for their coated structures.

- Pipeline integrity and risk assessment services. We provide our pipeline customers with one-stop shopping for the preservation of their pipeline systems through our comprehensive offering of pipeline integrity, risk assessment and inspection services, including assessment, survey, inspection, analysis, repair and ongoing maintenance.

                           HIGHLIGHTS OF DEVELOPMENTS

      Our revenues have increased for both the quarter (by 10.9%) and year-to-date period (by 7.6%).

      Primarily as a result of lower gross profits, our operating income for the periods reported is less than the prior year's comparable periods.

      To improve our business model, drive further sales growth, and achieve further efficiencies, we implemented the following actions:

- We implemented a net reduction in force of approximately 50 individuals, or 6 percent of our worldwide personnel.

      - The total cost of this initiative, most of which was charged to our third fiscal quarter's earnings, will be approximately $0.8 million, consisting primarily of severance benefits.

      - With the concurrence of the Company's lenders and preferred stock holder, we were able to reduce the potential impact of the charge for purposes of measuring our compliance with applicable financial covenants.

      - This action was implemented not merely to reduce our operating and administrative expenses, but to allow us to invest in sustaining our growth strategy and improve efficiencies in our sales, services, and administration.

- We commenced a search for a new executive to lead our U.S. operations. Our executive vice president of U.S. operations has left the Company.

-     We closed an underperforming coatings office in Chicago.

- As previously disclosed, we closed our Anchorage, Alaska office due to the loss of a contract on which it depended.

- We stepped up our sales, marketing and recruiting efforts for regulated transportation and storage, water, and department of defense markets that we believe present the most strategic opportunities.

- We launched our Corrpro Compliance Services Division. This new Division, which is part of our Domestic Core Operations, was formed to pursue and develop the resurvey and after-market services opportunities for corrosion control systems and associated infrastructure, initially in the U.S. underground storage tank regulatory compliance market.

      We are not in compliance with applicable continued listing standards of the American Stock Exchange and there can be no assurances that we will be able to comply. If we are unable to comply with, or meet an exception to, applicable Exchange requirements as of March 17, 2005, the Exchange is likely to de-list our common shares from the Exchange. Please see "-Factors Influencing Future Results and Accuracy of Forward Looking Information" below.

A.    RESULTS OF OPERATIONS COMPARED WITH PRIOR PERIODS

REVENUES.

                               FOR THE THREE MONTHS                        FOR THE NINE MONTHS
                                ENDED DECEMBER 31,                 %        ENDED DECEMBER 31,              %
                                 2004        2003     CHANGE     CHANGE     2004         2003    CHANGE   CHANGE
                               -------     --------   --------   -------   ------       ------   ------   ------
REVENUE ($ IN MILLIONS):
  Domestic Core Operations      $ 22.4      $ 21.9     $  0.5      2.3%    $ 70.6       $ 67.4   $  3.2    4.7%
  Canadian Operations              9.4         7.6        1.8     23.7       25.2         23.2      2.0    8.6
  European Operations              4.7         3.4        1.3     38.2       12.2          9.8      2.4   24.5
                                ------      ------     ------              ------       ------   ------
    Consolidated                $ 36.5      $ 32.9     $  3.6     10.9%    $108.0       $100.4   $  7.6    7.6%
                                ======      ======     ======              ======       ======   ======

      During the current reported three-month and nine-month periods, our Domestic Core Operations segment experienced revenue increases in corrosion control services and products, coatings services, and pipeline and risk assessment services. Our revenue gains were offset by diminished revenues in some areas. We experienced a shortfall in federal coatings revenue of $0.2 million for the quarter and $0.6 year-to-date compared to the prior year's periods due to the loss of a general contract for certain navy projects on which we were a subcontractor. As a result, we closed the three offices that performed the work that generated these revenues. We closed our Chicago, Illinois area coatings operations; revenue attributable to this office was $0.6 million less than in the prior year's quarter and $0.4 less than in the prior fiscal year-to-date period. Revenues attributable to our now closed Anchorage, Alaska office were $0.4 less than the prior year's quarter and $0.9 less than the prior year's nine month period.

      Due to reduced governmental funding of our federal coatings work, in January 2005, we downsized our federal coatings operations in San Diego, California. Although by itself the San Diego coatings operations may not be material to the Company as a whole, reductions in government funding can affect our federal coatings operations on a nationwide basis. While we believe that the cessation of funding for such work may be short-lived and primarily affect only our San Diego operations in the short term, there can be no assurance that such funding will be reinstated or that we will experience no further shortfalls in revenues due to further funding reductions.

      Due to general increased business activity, our Canadian Operations and European Operations segments posted revenue gains for both the quarter and fiscal year-to-date.

      Our fourth fiscal quarter is historically our lowest quarter for revenues due to the seasonality of our business. Several new large projects are pending and may commence during the fourth quarter; however, the size, profitability and timing of these and other large projects cannot be predicted with substantial certainty. In addition, as we complete large projects, our ability to secure further large projects can cause fluctuations in our revenue rates and can impact our profitability.

GROSS PROFIT.

                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                        DECEMBER 31,   DECEMBER 31,            DECEMBER 31,   DECEMBER 31,
                           2004            2003       CHANGE      2004           2003        CHANGE
                        ------------   ------------   ------   ------------   ------------   ------
GROSS PROFIT ($ IN
MILLIONS)                  $10.8          $10.6        $ 0.2      $33.1          $33.1        $ --
% of Revenue                29.6%          32.0%                   30.7%          33.0%

      Our consolidated gross profit was $0.2 million greater than last year's third quarter and was flat compared to the prior year-to-date period. Even though gross profit decreased as a percentage of revenues, as a result of increased revenues our gross profit was the same as or higher than the prior periods.

      Increased revenues resulted in increases in gross profit of $1.1 million for the quarter and $2.3 million year-to-date which were offset by the loss of a key contract at our now closed Anchorage, Alaska office (gross profit was $0.1 million less for the quarter and $0.3 million less for the nine-month period); problems with our now closed Chicago, Illinois coatings' operation (gross profit was $0.2 million less for the quarter and $0.4 million less for the nine-month period); the loss of a general contract for certain Navy projects on which we were a subcontractor (our gross profit for our Federal coatings work was $0.2 million less for the quarter and $0.4 million less for the nine-month period); reduced field services revenue, resulting in a shift in mix to lower margin shop work at our Canadian coatings operations (gross profit was $0.3 million less for the quarter and $0.8 million less for the nine-month period), and a shift in the business mix at our European Operations from higher margin service revenues to material sales (gross profit was $0.1 million less for the quarter and $0.5 million less for the nine-month period).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE.

                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                        DECEMBER 31,   DECEMBER 31,            DECEMBER 31,   DECEMBER 31,
                           2004           2003        CHANGE      2004           2003        CHANGE
                        ------------   ------------   ------   ------------   ------------   ------
SG&A ($ IN MILLIONS)       $  8.4         $  7.7      $  0.7      $  25.0        $  23.6     $  1.4
% of revenue                 22.9%          23.4%                    23.1%          23.5%

      Our Selling, General & Administrative (SG&A) expenses for the quarter and nine months, as a percent of revenues, were less than the prior year's quarter and nine months.

      SG&A has been lower as a percentage of revenues due to increased revenues. Our SG&A expenses increased during the quarter primarily due to a charge to earnings of $0.8 million as a result of the reduction in force we implemented in December 2004. The incremental year-to-date increase in SG&A is due to compensation costs, medical insurance expenses and management fees which exceed those incurred in the prior year's comparable period. As a result of the recent reduction in force, we expect a more favorable cost structure. We also made changes in our medical benefits plan designed to mitigate the impact that rising health care costs have had on our business.

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS.

FROM CONTINUING OPERATIONS         FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                    ENDED DECEMBER 31,             ENDED DECEMBER 31,
                                    2004          2003    CHANGE    2004         2003    CHANGE
                                   ------        ------   ------   ------       ------   ------
Operating Income:
  Domestic Core Operations         $ 3.3         $ 3.6    $(0.3)   $11.0        $11.6    $(0.6)
  Canadian Operations                1.7           1.4      0.3      5.0          4.7      0.3
  European Operations                0.5           0.2      0.3      1.0          1.0       --
 Corporate Related Costs and other  (3.1)         (2.4)    (0.7)    (8.8)        (7.8)    (1.0)
                                   =====         =====    =====    =====        =====    =====

    Consolidated                   $ 2.4         $ 2.8    $(0.4)   $ 8.2        $ 9.5    $(1.3)
                                   =====         =====    =====    =====        =====    =====
Consolidated Operating Income        6.6%          8.6%              7.5%         9.5%
as a % of revenues

      Our consolidated operating income, in absolute terms and as a percent of revenues, was less than prior year's periods. Our Canadian Operations were adversely impacted by an unfavorable business mix and low gross profit margins in its CSI Coating Services division.

      Each of our segments reduced its operating expenses as a percentage of its revenues. In spite of lower gross margins, the increase in revenues experienced by our Canadian Operations and our European Operations was sufficient to result in operating income equal to or above their operating income for the prior year's periods.

      Our corporate related costs included a charge to earnings of $0.8 million as a result of the reduction in force we implemented in December 2004. We expect to realize the benefits of these cost reductions commencing in our fourth quarter ending March 31, 2005. These cost reductions may be offset to some extent by increases in our sales, marketing and recruiting expenditures that we are planning in order to help drive our growth.

OTHER INCOME (EXPENSE), INCOME TAX PROVISION (BENEFIT), INCOME (LOSS) FROM CONTINUING OPERATIONS, AND DISCONTINUED OPERATIONS.

($ IN MILLIONS)              THREE MONTHS ENDED                      NINE MONTHS ENDED
                        DECEMBER 31,   DECEMBER 31,            DECEMBER 31,   DECEMBER 31,
                           2004           2003        CHANGE      2004           2003        CHANGE
                        ------------   ------------   ------   ------------   ------------   -------
OTHER INCOME (EXPENSE)     $  3.8         $ (1.8)     $  5.6      $ (3.2)        $ (4.9)     $ (1.7)
INCOME TAX PROVISION       $  0.8         $  0.4      $  0.4      $  1.2         $  1.3      $ (0.1)
(BENEFIT)
INCOME (LOSS) FROM
CONTINUING OPERATIONS      $  5.4         $  0.6      $  4.8      $  3.8         $  3.3      $  0.5
DISCONTINUED OPERATIONS    $   --         $ (0.2)     $  0.2      $  0.8         $ (3.9)     $  4.7

Our Other Income (Expense) takes the following into account:

- We recognized $0.7 million for the quarter and $1.0 million year-to-date in favorable currency translation adjustments made to certain debt held by our Canadian Operations but payable in U.S. dollars.

- As noted in the Overview above, Other Income includes the effect of marking to market the Company's outstanding warrants issued in our March 2004 refinancing and recapitalization.

- Interest expense is less than in the prior year's comparable periods because our debt is less as a result of our March 2004 refinancing and recapitalization.

      With respect to our Income Tax Provision, we maintain a full valuation allowance on our domestic net deferred tax assets. We provide for income taxes primarily for our Canadian Operations and European Operations. The expense is based upon applicable statutory tax rates.

      All of our discontinued operations were sold prior to the end of our fiscal year ended March 31, 2004. Year-to-date we recorded $0.8 million of other income related to the collection of certain fully reserved receivables associated with our former Middle East operations. Prior year figures include the losses recorded on the sales of discontinued operations.

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS

                                        THREE MONTHS ENDED                      NINE MONTHS ENDED
                                   DECEMBER 31,   DECEMBER 31,             DECEMBER 31,   DECEMBER 31,
                                      2004           2003        CHANGE       2004           2003        CHANGE
                                   ------------   ------------   -------   ------------   ------------   ------
   ($ IN MILLIONS, EXCEPT PER
          SHARE DATA)
NET INCOME AVAILABLE TO
COMMON SHAREHOLDERS                  $   4.9        $   0.4      $   4.5    $   3.3         $   (0.6)    $  3.9

PER SHARE - BASIC                    $   0.20       $   0.05                $  0.13         $  (0.07)
PER SHARE - DILUTED                  $   0.02       $   0.05                $  0.13         $  (0.06)

      We accumulated $0.5 million in the quarter and $1.4 million year-to-date for the preferred share dividend as required. The dividend rate is 13.5%.

      The rate at which our preferred stock accumulates dividends increases to 16.5% for each fiscal quarter in which our trailing twelve months' Adjusted EBITDA, as computed at the end of the immediately preceding quarter, is less than $12 million. For the second consecutive fiscal quarter our trailing 12 months' Adjusted EBITDA was less than $12.0 million. CorrPro Investments LLC, the holder of our preferred shares, has waived its right to a dividend rate of 16.5% with respect to quarterly dividends whose rates are measured by our Adjusted EBITDA for the periods ending September 30, 2004 and December 31, 2004. None of the accumulated preferred dividends have been declared or paid.

      As a result of the reduction in force described in the Overview, we expect to incur lower operating and administrative expenses, which should have the effect of improving our Adjusted EBITDA. There can be no assurance that our Adjusted EBITDA will exceed $12.0 million or that if our Adjusted EBITDA does not exceed $12.0 million that we will be able to obtain a waiver of compliance in the future.

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

B.    LIQUIDITY AND CAPITAL RESOURCES

      The financing of our ongoing business depends primarily on our ability to generate free cash flow and our ability to cover immediate working capital and other needs through borrowings under our revolving credit facilities. As previously reported, we refinanced and recapitalized our business in March 2004 by (i) issuing and selling 13 thousand shares of our Series B Preferred Stock and a warrant to purchase 12.1 million of our common shares to CorrPro Investments, LLC for aggregate consideration of $13.0 million, (ii) issuing and selling $14.0 million of our secured subordinated notes and a warrant to purchase 3.9 million of our common shares to American Capital and (iii) entering into a $40.0 million senior secured credit facility with CapitalSource including a $19.5 million revolving credit facility. For further information concerning our preferred stock, secured subordinated notes and our senior secured credit facility, please see Notes 10 and 11 to our financial statements included herein.

      Generally, our primary source of liquidity is our cash flow from operations. In addition, we may supplement our liquidity by accessing our revolving credit facility. At December 31, 2004, the amount available for borrowing under our revolving credit facility was $10.0 million. This availability takes into account $2.5 million of outstanding borrowings and $5.3 million in letters of credit outstanding under the revolving credit facility as well as applicable borrowing base limitations.

      During the nine-month period ended December 31, 2004, our continuing operations provided net cash of $4.0 million compared to $1.7 million in the prior year's period. This increase of $2.3 million was primarily due to improved operating results of $0.5 million and improved operating asset and liability management of $1.2 million compared to the prior year's period. Fiscal year to date, we paid $1.8 million in principal toward our term loan and reduced the principal outstanding under our revolving credit facilities by $0.7 million. Our capital expenditures were $0.9 million. We anticipate that our capital expenditures for the remainder of fiscal year 2005 will be approximately $0.2 million.

      Fluctuations in our working capital accounts generally are a result of the seasonal nature of our business. At our fiscal year ended March 31, 2004, our receivables were seasonally low and we had begun to increase the amount of our inventory in anticipation of our business needs. While our receivables at December 31, 2004 were $2.6 million higher than at March 31, 2004, during the quarter ended December 31, 2004, as our business headed toward its seasonally slower period, we collected receivables and used inventory. Accordingly, our accounts receivable decreased by $2.3 million during the quarter and our inventory decreased by over $1.0 million compared to both March 31, 2004 and September 30, 2004. Our prepaid and other assets decreased by $1.2 million from March 31, 2004, primarily related to reduction in our prepaid expenses.

      Our short-term borrowings and current portion of long-term debt increased by $0.5 million compared to March 31, 2004. Our term loan provides that monthly principal payments increase each fiscal year through maturity in fiscal 2009. Accordingly, the portion of the term loan included in short term borrowings and current portion of long-term debt increases annually based on the applicable payment schedule. Conversely, the long-term portion of our term loan decreases over time based on scheduled payments being applied to principal. Our accounts payable decreased by $2.7 million compared to March 31, 2004 due to our efforts to lower the number of days we take to pay our vendors.

      As of December 31, 2004, our cash and cash equivalents were $4.1 million, an increase of $1.6 million over the balance at March 31, 2004. Under our secured credit agreement, our excess U.S. cash is swept and applied to reduce our revolving credit facility. Our cash balance at December 31, 2004 includes cash and cash equivalents held by our U.S. Operations, Canadian Operations and European Operations as well as items which have not cleared our U.S. account.

      Our trailing twelve months' Adjusted EBITDA has been below $12.0 million for the last two quarters. We believe that we have taken appropriate actions to improve our business model, however, there can be no assurance that our liquidity will not be adversely affected. Nevertheless, we believe that our existing cash balances, cash generated by operations, and amounts available under our credit facilities will be sufficient to satisfy our liquidity requirements for at least the next twelve months.

      CONTRACTUAL OBLIGATIONS. The following table summarizes our contractual obligations at December 31, 2004:

                                                                     PAYMENTS DUE BY PERIOD
                                                         -----------------------------------------------
                                                         LESS THAN      1 - 3        4 - 5       AFTER 5
(IN THOUSANDS)                                TOTAL       ONE YEAR      YEARS        YEARS        YEARS
                                             -------     ---------     -------      -------      -------
Indebtedness:
  Revolving Credit Facility
     due 2009 (1)                            $ 2,515      $ 2,515      $    --      $    --      $    --
  Term Loan, due 2009                         18,682        3,307       11,680        3,695           --
  Senior Secured Subordinated Notes (2)       14,000           --           --           --       14,000
  Other Debt Obligations                         178           --          178           --           --
  Management Fee                               2,900          400        1,200          800          500
  Operating Leases                             6,805        2,816        3,108          731          150
                                             -------      -------      -------      -------      -------

Total Contractual Cash
    Obligations                              $45,080      $ 9,038      $16,166      $ 5,226      $14,650
                                             =======      =======      =======      =======      =======

(1) The revolving credit agreement expires on March 30, 2009. However, in accordance with EITF 95-22 "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement", we are required to classify all of our outstanding debt under the Revolving Credit Facility as a current liability.

(2) The Senior Secured Subordinated Notes are net of discount of $3,944 at December 31, 2004 as reported on the consolidated financial statements.

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

      OUR COMPLIANCE WITH THE LISTING STANDARDS AND REPORTING REQUIREMENTS OF THE STOCK EXCHANGE ON WHICH OUR COMMON SHARES TRADE. We are required by the American Stock Exchange to maintain certain listing standards and meet certain reporting requirements in order for our common shares to continue trading and to remain listed on the exchange. The exchange notified us in September 2003 that we were not in compliance with the shareholders' equity requirement of its continued listing requirements and that we should submit a plan to regain compliance. In December 2003, the American Stock Exchange accepted the plan that we submitted in accordance with its request. Under the plan, we have until March 17, 2005 to regain compliance with the Exchange continued listing standards.

      On July 20, 2004, the Exchange notified us that we were not in compliance with additional thresholds of the shareholders' equity requirement and that we should submit a revised plan to regain compliance with the $6.0 million shareholders' equity requirement of its continued listing requirements. In August 2004, we submitted a revised plan to the Exchange to regain compliance in accordance with its request.

      In our August 2004 plan, we included information in support of our position that we met an exception to the minimum stockholders' equity listing standard. Under applicable provisions of the Exchange's rules, the Exchange will not normally consider de-listing the securities of a company if it has at least
1.1 million shares publicly held, a market value of publicly held shares of at least $15 million and 400 round lot shareholders.

      In December 2004, the Exchange notified us that it did not concur with our position that we met this exception as we did not meet the requirement that we have a market value of publicly held shares in excess of $15 million. The Exchange did not concur with our position that some or all of our outstanding warrants should be included in the current market value of our common stock. The Exchange asked us to submit information demonstrating our ability to comply with the stockholders' equity listing standard as of March 17, 2005.

      In January 2005, we submitted further information to the Exchange. Our ability to satisfy the shareholders' equity standards will depend on

            -     the income we generate through March 17, 2005;

            - changes in foreign currency values which affect our shareholders' equity; and

            - changes in our stock price, due to the fact that we are required to mark outstanding warrants to market based on the price of our common stock.

      The most significant factor in determining whether we will meet the continued listing standard is likely to be our stock price on March 17, 2005. Our earnings are significantly impacted by changes in the price of our common stock. If our share price increases compared to the price at December 31, 2004, we will take a charge to earnings which will reduce our shareholders' equity, and it would be unlikely that we would satisfy the applicable shareholders' equity standard. On the other hand, if our share price declines, as compared to the price at December 31, 2004, we will recognize income, which will increase our shareholders' equity and our ability to meet the listing standards. Since we are unable to predict our share price as of March 17, 2005, we are unable to assess with any certainty whether our shareholders' equity will then satisfy the applicable exchange listing requirement. In addition, a significant increase in our share price may cause the value of our shares that are publicly held to exceed $15 million and thereby satisfy the fair market value exception to the shareholders' equity listing standard.

      If the Exchange determines for any reason, including non-compliance with its listing standards, that our common shares should be de-listed from the
Exchange:

      - the market liquidity and price of our common shares would likely be negatively affected;

      - it may be more difficult to dispose of, or to obtain accurate quotations of, our common shares;

      - we may be unable to list our shares for trading on any exchange or quotation on any automated quotation system;

      -     we may not remain a reporting company; and

      - we could face difficulty raising capital necessary for our continued operations.

      There can be no assurances that we will be able to comply with applicable continued listing standards or any exceptions thereto. If we are unable to comply with the continued listing requirements of the Exchange by March 17, 2005, the Exchange is likely to de-list our common shares from the Exchange. The Exchange could also elect to notify us of its decision to de-list our shares earlier than March 17, 2005.

      We have commenced the process of investigating alternatives to continued listing on the Exchange, including alternative trading venues such as the Over the Counter Bulletin Board or the Pink Sheets. There can be no assurances that our shares will not be de-listed or that trading will not be suspended, or, if our shares are suspended, that trading would be permitted to resume.

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

      OUR COMPLIANCE WITH THE SEC SETTLEMENT. In addition to significant expenditures we may have to make to comply with the terms of the SEC settlement described in "Item 3 - Legal Proceedings - SEC Enforcement Proceeding" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, we must comply with the terms of the permanent injunction and the undertakings, which require us to take affirmative actions to ensure compliance with federal securities laws. Our failure to adequately comply with the provisions of the injunction or any of the undertakings therein may result in additional enforcement action by the SEC, and/or severe penalties against us and our officers and directors, and may have an impact on our business, financial condition and results of operations.

      OUR PRINCIPAL SHAREHOLDER IS A CONTROLLING SHAREHOLDER. As of March 31, 2004, CPI beneficially owned approximately 58.9% of our common shares, assuming the exercise of its warrant to purchase an aggregate of 12.1 million of our common shares. In addition, CPI has the right to vote 51% of the voting power of Corrpro and to elect a majority of our Board of Directors through its ownership of our Series B Preferred Stock. As a result, CPI has the ability to determine the outcome of all matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, CPI could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring, or preventing a change in control, or impeding a merger or consolidation, takeover, or other business combination that could be favorable to our shareholders. This significant concentration of share ownership and voting power may adversely affect the trading price for our common shares because investors often perceive disadvantages in owning stock in companies with controlling shareholders.

      OUR SHAREHOLDERS ARE EXPOSED TO DILUTION AND OTHER RISKS ASSOCIATED WITH OUR OUTSTANDING WARRANTS AND OPTIONS. As of December 31, 2004, we had outstanding:

      - options to purchase an aggregate of approximately 3.3 million shares of our common shares that were issued pursuant to our stock option plans; and

      - warrants to purchase an aggregate of approximately 17.0 million shares of our common shares, which represents approximately 58.4% of our common shares on a fully diluted basis, that were issued in connection with financing arrangements.

      All of these warrants, which have nominal exercise prices, and many of these options have exercise prices below the current market price of our common shares. In addition, we may issue additional stock, warrants and/or options pursuant to stock option plans or to raise capital in the future. Assuming the exercise of all warrants and options, our current outstanding common shares would represent approximately 30.2% of our common shares. The significant number of common shares issuable upon exercise of these warrants and options could have any or all of the following effects:

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

      OUR DEBT INSTRUMENTS CONTAIN COVENANTS THAT LIMIT OUR OPERATING AND FINANCIAL FLEXIBILITY. On March 30, 2004, we entered into a new $40.0 million senior secured credit facility and issued $14.0 million of senior secured subordinated notes, which replaced our previous $26.4 million revolving credit facility and $24.4 million of senior notes. Both the new senior secured credit facility and the new senior secured subordinated notes require us to maintain a minimum level of earnings before interest, taxes, and depreciation/amortization, and a minimum fixed charge coverage ratio and to comply with, among other things, leverage ratios. Our ability to meet these financial ratios and tests under our new credit agreements is affected by our results of operations and by events beyond our control. We may be unable to satisfy these ratios and tests. If we fail to comply with these ratios and tests, and we are unable to obtain a waiver for such failure, no further borrowings would be available under the new senior secured credit facility. Our lenders would be entitled to, among other things, accelerate the debt outstanding under the new credit agreements so that it is immediately due and payable and ultimately foreclose on our assets that secure the debt. Any significant inability to draw on the new senior secured credit facility or acceleration of the debt outstanding under the new credit agreements would have a material adverse effect on our financial condition and operations. In addition, our new senior secured credit facility restricts our ability and the ability of certain of our subsidiaries to, among other things:

      -     incur additional debt and make certain investments or acquisitions;

      -     incur or permit to exist certain liens;

      -     sell, lease or transfer assets; and

      -     merge or consolidate with another company.

      OUR LEVEL OF INDEBTEDNESS AND OTHER DEMANDS ON OUR CASH RESOURCES COULD MATERIALLY AFFECT OUR OPERATIONS AND BUSINESS STRATEGY. As of December 31, 2004, we had approximately $31.4 million of total consolidated debt, net of debt discount of $3.9 million. In addition, we have approximately $10.0 million available under our new senior secured credit facility. Subject to the limits contained in our new credit agreements and our other debt agreements, our total consolidated debt could increase due to this additional borrowing capacity. In addition to the debt service requirements on our outstanding debt, we have other demands on our cash resources, including, among others, capital expenditures and operating expenses. Our level of indebtedness and the significant debt servicing costs associated with that indebtedness could significantly impact on our operations and business strategy. For example, they could:

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

      WE MAY BE UNABLE TO GENERATE A SUFFICIENT AMOUNT OF CASH FLOW TO SERVICE OUR DEBT. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate future cash flows, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow from operations, achieve currently anticipated operating improvements or have access to future borrowings, we may be unable to repay our indebtedness or to meet our other liquidity needs. In addition, we may need to refinance all or a portion of our indebtedness on or before maturity, and we may be unable to do so on commercially reasonable terms or at all.

      THE MANNER IN WHICH WE ARE REQUIRED TO ACCOUNT FOR OUR OUTSTANDING WARRANTS COULD IMPACT OUR RESULTS OF OPERATIONS. Under applicable accounting rules and regulations, we are required to use mark-to-market accounting to value our outstanding warrants. This accounting treatment will result in charges and credits to our results of operations which are based on the market price for our common shares. In accordance with the mark-to-market accounting method, if the market price for our common shares on the last day of our fiscal quarter is higher than that of the previous quarter, we are required to take a charge against our earnings for that quarter. Conversely, if the market price for our common shares on the last day of our fiscal quarter is lower than that of the previous quarter, we are required to make a credit to our earnings for that quarter. Due to the large percentage of our fully diluted common shares that is issuable upon exercise of our outstanding warrants, the changes to our reported earnings as a result of such accounting treatment could be significant.

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

      OUR BUSINESS IS HIGHLY DEPENDENT ON THE LEVEL OF EXPENDITURES BY ENERGY COMPANIES. The purchase and use of the products and services we provide to our customers in the energy markets can be, to some extent, deferred in the event that these customers reduce their capital and discretionary maintenance expenditures. The level of spending on these types of expenditures can be influenced by a number of factors beyond our control, including:

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

      Any of our U.S. government contracts can be terminated by the U.S. government either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for us to be liable for excess costs incurred by the U.S. government in procuring undelivered items from another source. If our contracts with the U.S. government are terminated, our business, results of operations and financial condition could be materially adversely affected.

      In addition, the U.S. government's competitive bidding process may adversely affect our revenues. We obtain most of our U.S. government contracts through a competitive bidding process, and competitive bidding presents a number of risks and costs, including, but not limited to:

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

      WE USE PERCENTAGE-OF-COMPLETION ACCOUNTING FOR CONTRACT REVENUE WHICH MAY RESULT IN MATERIAL ADJUSTMENTS THAT AFFECT OUR OPERATING RESULTS. We recognize contract revenue using the percentage-of-completion method. Under this method, estimated contract revenue is accrued based generally on the percentage that costs to date bear to total estimated costs, taking into consideration physical completion. Estimated contract losses are recognized in full when determined. Accordingly, contract revenue and total cost estimates are reviewed and revised periodically as the work progresses and as change orders are approved, and adjustments based upon the percentage of completion are reflected in contract revenue in the period when these estimates are revised. These estimates are based on management's reasonable assumptions and our historical experience and are only estimates. Variations of actual results from these assumptions or our historical experience could be material. To the extent that these adjustments result in an increase, reduction or elimination of previously reported contract revenue, we would recognize a credit or a charge against current earnings, which could be material.

      WE ARE REQUIRED TO OBTAIN SURETY BONDS IN CONNECTION WITH OUR BUSINESS. Government contracting agencies and some private contracting parties from time to time require prime contractors to furnish surety bonds guaranteeing their performance and payment to all subcontractors and suppliers of material and equipment under the contract. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and other variable factors. Surety companies consider such factors in light of (i) the amount of surety bonds then outstanding in favor of us and (ii) their current underwriting standards, which may change from time to time. Our ability to obtain new projects may be restricted if we are unable to obtain adequate surety bonds.

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

      WE ARE EXPOSED TO LIABILITIES BEYOND OUR CONTROL AS A SUBCONTRACTOR. On projects in which we act as a subcontractor, if the general contractor or other subcontractors fail to perform their obligations or cause delays or failures in the project,

      - we may not receive all or a portion of the distributions or payments to which we are entitled in connection with the project;

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

      THE INTERNATIONAL NATURE OF OUR BUSINESS EXPOSES US TO FOREIGN CURRENCY FLUCTUATIONS THAT MAY AFFECT OUR ASSET VALUES, RESULTS OF OPERATIONS AND COMPETITIVENESS. We are exposed to the risks of foreign currency exchange rate fluctuations because a significant portion of our net sales and certain of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar. These risks include a reduction in our asset values, net sales, operating income and competitiveness. For those countries outside the United States where we have significant sales, a devaluation in the local currency will reduce the value of our local inventory as presented in our financial statements. In addition, a stronger U.S. dollar will result in reduced revenue, operating profit and shareholders' equity due to the impact of foreign exchange translation on our financial statements. Lastly, fluctuations in foreign currency exchange rates may make our products more expensive for customers to purchase or increase our operating costs, thereby adversely affecting our competitiveness and our profitability.

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

      THE LOSS OF ONE OR MORE KEY EMPLOYEES, OR FAILURE TO ATTRACT AND RETAIN OTHER HIGHLY QUALIFIED PERSONNEL IN THE FUTURE, COULD DISRUPT OUR OPERATIONS AND ADVERSELY AFFECT OUR FINANCIAL RESULTS. Our continued success depends on the active participation of our key employees. The loss of key personnel could adversely affect our operations. We believe that our success and continued growth are also dependent upon our ability to attract and retain skilled personnel. We believe that our wage rates are competitive; however, a significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in the wage rates we pay, or both. If these events occur for any significant period of time, our revenues and profitability could be diminished and our growth potential could be impaired. Further, if we are unable to attract and retain skilled workers, our business will be adversely affected. Our operations depend substantially upon our ability to continue to retain and attract project managers, project engineers, skilled construction workers and equipment operators. Our ability to expand our operations is impacted by our ability to increase our labor force. The demand for skilled workers in our industry is currently high and the supply is limited. As a result of the cyclical nature of the industry as well as the physically demanding nature of the work, skilled workers may choose to pursue employment in other fields.

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

      DECLINES IN THE STOCK MARKET AND PREVAILING INTEREST RATES COULD RESULT IN REDUCTIONS IN OUR PENSION FUND ASSET VALUES IN THE UNITED KINGDOM, WHICH MAY CONTINUE TO CAUSE A SIGNIFICANT REDUCTION IN OUR NET WORTH. In the fiscal year ended March 31, 2002, as a result of lower investment performance caused by lower stock market returns and a decline in prevailing interest rates, our projected pension fund asset values in the United Kingdom decreased. The reduction in asset values required that we take a non-cash after-tax charge to accumulated other comprehensive loss, which is a component of shareholders' equity. Primarily as a result of a negative return on our pension fund assets and further reductions in interest rate levels in fiscal year 2003, we were required to further reduce shareholders' equity. We may be required to take further charges related to pension liabilities in the future and these charges may be significant. We continue to review our assumptions regarding rates of return and discount rates in light of the factors mentioned above and other relevant considerations, and our future pension expense may further increase as a result.

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

      During the first nine months of fiscal 2005, we recorded a favorable foreign currency translation adjustment of $0.9 million in our stockholders' equity (deficit) related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the United States dollar conversion of our Canadian and European Operations.

      Our primary interest rate risk exposure results from our variable interest rates from our Senior Secured Credit Facility. If interest rates were to increase 200 basis points (2%) from the rates at December 31, 2004, and assuming no changes in debt from the December 31, 2004 levels, the additional annual expense would be approximately $0.6 million on a pre-tax basis.

      Except as set forth above, we did not experience any significant changes in interest rate or foreign currency exchange risk during the first nine months of fiscal 2005. Our interest rate and foreign currency exchange risk exposure is described in more detail in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

      Our Chief Executive Officer and Chief Financial Officer (the "Senior Officers"), with the participation of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, and subject to inherent limitations on the effectiveness of internal controls as described under "Item 9A. Controls and Procedures" in our Annual Report on Form 10-K/A for the year ended March 31, 2004, the Senior Officers have concluded that to their knowledge as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      There were no changes in our internal control over financial reporting that occurred during our third fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      As previously reported, Corrpro was named as a defendant in a purported class action suit filed on June 24, 2002, in the United States District Court, Northern District of Ohio, Eastern Division. The complaint also named certain of our former and current officers and directors as defendants. The lawsuit arose out of accounting irregularities discovered in our former Australian subsidiary. The complaint was purportedly filed on behalf of all persons who purchased our common shares during the period April 1, 2000 through March 20, 2002 and alleges violations of anti-fraud provisions of the federal securities laws resulting in artificially inflated prices of our common shares during the class period.

      On or about May 27, 2003, the District Court granted, with prejudice, the defendants' motions to dismiss the amended and consolidated class action complaint. On June 24, 2003, the plaintiffs filed a notice of appeal. In November 2004, the United States Circuit Court of Appeals for the 6th Circuit affirmed the decision of the District Court.

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

      B.    Reports on Form 8-K

      1. On November 16, 2004, the Registrant filed a Report on Form 8-K, reporting under Items 2 and 9 thereof the announcement of the financial results for its second quarter and six months ended September 30, 2004.

      2. On December 8, 2004, the Registrant filed a Report on Form 8-K, reporting under items 5, 8 and 9 thereof the announcement that George A. Gehring, Jr., its executive vice president of U.S. operations, will be leaving the Registrant effective as of January 7, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CORRPRO COMPANIES, INC.
                                                     (Registrant)

Date: February 14, 2005                           /s/ Joseph P. Lahey
                                                  ---------------------------
                                                     Joseph P. Lahey
                                                        President
                                                and Chief Executive Officer

                                                  /s/ Robert M. Mayer
                                                  ---------------------------
                                                      Robert M. Mayer
                                                Senior Vice President, Chief
                                                      Financial Officer

                                  EXHIBIT INDEX

Exhibit
  No. Exhibit

4.1 Waiver executed by CorrPro Investments, LLC and the Registrant pursuant to Article Fourth of the Registrant's Amended and Restated Articles of Incorporation for the EBITDA Test Period for September 30, 2004

4.2 Waiver executed by CorrPro Investments, LLC and the Registrant pursuant to Article Fourth of the Registrant's Amended and Restated Articles of Incorporation for the EBITDA Test Period for December 31, 2004

31.1  Rule 13a-14(a) Certification Chief Executive Officer

31.2  Rule 13a-14(a) Certification Chief Financial Officer

32.1  Section 1350 Certification Chief Executive Officer

32.2  Section 1350 Certification Chief Financial Officer