Form 10-K
period 2005-03-31
CORRPRO COMPANIES INC /OH/
filed 2005-06-30
CIK 907072

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2005
                                       or
[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO _______

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

SECURITIES REGISTERED PURSUANT              SECURITIES REGISTERED PURSUANT TO
 TO SECTION 12(b) OF THE ACT:                   SECTION 12(g) OF THE ACT:

  COMMON SHARES WITHOUT PAR VALUE                             NONE
  -------------------------------                       ----------------
         (TITLE OF CLASS)                               (TITLE OF CLASS)

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

                      YES [ ]                NO [X]

      The aggregate market value of common shares held by nonaffiliates of the Registrant was approximately $10,695,825 at September 30, 2004. For purposes of this calculation, the Registrant deems the common shares held by its Directors, executive officers and holders of 10% or more of its common shares to be common shares held by affiliates.

                                    8,787,843
                                    ---------
           (Number of common shares outstanding as of June 21, 2005.)

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain documents are incorporated from prior filings (see Part IV of this Annual Report on Form 10-K).

================================================================================

                             CORRPRO COMPANIES, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                      PART I                                                         PAGE
                                                                                                                     ----
Item 1:  Business..................................................................................................    3
Item 2:  Properties................................................................................................   20
Item 3:  Legal Proceedings.........................................................................................   21
Item 4:  Submission of Matters to a Vote of Security Holders.......................................................   22

                                                      PART II

Item 5:  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
         Equity Securities ........................................................................................   23
Item 6:  Selected Financial Data...................................................................................   24
Item 7:  Management's Discussion and Analysis of Financial Condition and Results of Operation......................   25
Item 7A: Quantitative and Qualitative Disclosures about Market Risk................................................   38
Item 8:  Consolidated Financial Statements and Supplementary Data..................................................   39
Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................   69
Item 9A: Controls and Procedures...................................................................................   69

                                                     PART III

Item 10: Directors and Executive Officers of the Registrant........................................................   70
Item 11: Executive Compensation....................................................................................   73
Item 12: Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters..........   79
Item 13: Certain Relationships and Related Transactions............................................................   83
Item 14: Principal Accountant Fees and Services....................................................................   84

                                                      PART IV

Item 15: Exhibits and Financial Statement Schedules ...............................................................   85
         Signatures................................................................................................   91

                                     PART I

ITEM 1.  BUSINESS

GENERAL

      Corrpro Companies, Inc. was founded in 1984 and is organized under the laws of the State of Ohio. As used in this report, the terms "we," "us," "our," "Corrpro" and the "Company" mean Corrpro Companies, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

RECENT EVENTS

      On June 29, 2005, we submitted to the American Stock Exchange ("AMEX") notice of our intent to withdraw our common shares from listing on the AMEX, filed an application for voluntary delisting from the AMEX of our common shares with the Securities and Exchange Commission ("SEC") and filed a Form 15 with the SEC to deregister our common shares under the Securities Exchange Act of 1934, as amended. These actions were the result of a determination by our Board of Directors that it was in the best interests of us and our shareholders to terminate our status as a reporting company.

      Favorable factors (among others) that were considered by the Board in making this determination included:

      - the considerable costs associated with remaining a reporting company including legal, auditing, accounting and other expenses;

      - the significant amount of time expended by management in connection with meeting our reporting company obligations;

      -     the lack of an active trading market for our common shares;

      -     the lack of analyst coverage for our common shares;

      - the unlikelihood that we would access the public capital markets for our foreseeable financing needs; and

      - the difficulty of utilizing the public equity capital markets as a source of financing due to the limited market for our shares.

      Prior to making its decision, our Board of Directors also carefully examined, analyzed and evaluated the benefits of being a reporting company and the potential disadvantages, including possible effects on price and liquidity, to our common shares being quoted on the Pink Sheets (or not at all) as compared to trading on the AMEX.

      A special committee of four independent directors was formed to evaluate whether the Company should delist and deregister. The special committee, after analyzing the issues discussed above and consulting with independent legal and financial advisors, unanimously recommended to our Board of Directors that delisting and deregistering were in the best interests of the Company and our shareholders.

      The full Board of Directors concurred with the recommendation of the special committee and concluded that it would be in the best interests of us and our shareholders to delist from AMEX and deregister from the Exchange Act. Management was directed to file an application for voluntary delisting with the SEC and the AMEX and to file a Form 15 with the SEC to deregister our common shares from the Exchange Act.

      Costs associated with maintaining our reporting company status have increased in recent years in the areas of auditing fees, legal fees, board fees and insurance premiums. We expect certain of these costs would continue to increase in the areas of auditing fees and Sarbanes-Oxley Section 404 internal controls compliance and attestation costs. These expenses do not include the salaries and time of our employees who are required to devote considerable attention to our public company reporting and compliance obligations. Certain of these costs may continue after we deregister under the Exchange Act and delist from the AMEX, due to the quotation of our shares on the Pink Sheets quotation system, which we hope to maintain. These continuing costs would include (but often at a reduced level) stock transfer agent fees, audit fees and directors and officers insurance premiums, as well as the costs associated with providing company information to market makers and broker-dealers.

      Our obligation to file periodic reports with the SEC, including quarterly and annual reports containing our financial statements, was suspended upon the filing of the Form 15 with the SEC. In addition, trading in our common shares on the AMEX has been suspended. The price of our common shares could suffer a significant decline as a result of this decision to delist and deregister.

      Notwithstanding our decision to delist and deregister our common shares, we currently intend to continue to hold annual meetings and to provide our shareholders and the interested public with audited financial statements on an annual basis. We also intend to comply with all information and notice requirements under Ohio law and our articles of incorporation and code of regulations.

      For a discussion of the significant risks associated with being a non-reporting company, please see "Factors Influencing Future Results and Accuracy of Forward Looking Information."

PRODUCTS AND SERVICES

      We provide corrosion control related services, systems, equipment and materials to the infrastructure, environmental and energy markets. Our products and services include:

      - corrosion control engineering services, systems, equipment and materials ("corrosion control");

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

      In addition to cathodic protection, our corrosion control services include corrosion engineering, material selection, inspection services, advanced corrosion research and testing. We also sell a variety of materials and equipment used in cathodic protection and corrosion monitoring systems, including anodes, rectifiers and corrosion monitoring probes. Corrosion control revenues as a percentage of our total revenues were approximately 79% for fiscal year 2005, 85% for fiscal year 2004 and 86% for fiscal year 2003.

      COATINGS. We offer a wide variety of coatings-related services designed to provide our customers with longer coatings life, reduced corrosion, improved aesthetics and lower life-cycle costs for their coated structures. Coatings services include research, testing, evaluation and application of coatings. In addition, we provide project management services for coatings maintenance programs, including condition surveys, failure analysis, selection of site surface preparation methods and selection and application of coatings. We also provide specialized coatings application services for structures with aggressive corrosion conditions such as the inside and outside of storage tanks and pipelines. Coatings revenues as a percentage of our total revenues were approximately 16% for fiscal year 2005, 11% for fiscal year 2004 and 10% for fiscal year 2003.

      PIPELINE INTEGRITY AND RISK ASSESSMENT SERVICES. We offer a comprehensive line of pipeline integrity, risk assessment and inspection services, including assessment, surveys, inspection, analysis, repairs and ongoing maintenance. By offering a wide range of services, we are able to provide pipeline owners with one-stop shopping for the preservation of their pipeline systems. Pipeline integrity and risk assessment services represented approximately 5% of our revenues in fiscal year 2005, 4% in fiscal year 2004 and 5% in fiscal year 2003.

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

      In the second quarter of fiscal 2004, our Board of Directors removed our European Operations from discontinued operations. Our Board of Directors concluded that our value would be enhanced by maintaining our European presence rather than by selling the European Operations at that time, based in part on the strength of the local management team, the similar characteristics of the served markets, and the favorable prospects for this business. Therefore, effective in the second quarter of fiscal 2004, we reported quarterly and annual results of our European Operations in our continuing operations, and prior-year financial statements have been reclassified to reflect our European Operations as continuing operations.

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

      In the fourth quarter of fiscal 2005, the decision was made to sell CSI Coating Services, a division of our Corrpro Canada subsidiary. We substantially completed this sale in March 2005 and we recorded a note receivable for $2.2 million, which we collected in April 2005 and recognized a net loss of $0.1 million. The net proceeds from this disposition were used to pay down debt in April 2005. Effective as of the year ended March 31, 2005, the CSI Coating Services business is reported as discontinued operations. Prior-year financial statements were reclassified to reflect the Coating Services business as discontinued operations, which is also referred to as "assets and liabilities held for sale." For further information about our discontinued operations see
Note 2, Assets and Liabilities Held for Sale, Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

SEGMENTS

      We have organized our operations into three business segments by geographic region: Domestic Core Operations, Canadian Operations and European Operations. Our former non-core domestic, Middle East, Asia Pacific and CSI Coating Services operations are reported as discontinued operations. Our business segments and a description of the products and services they provide are described below:

      DOMESTIC CORE OPERATIONS. Our Domestic Core Operations segment provides products and services, which include corrosion control, coatings and pipeline integrity and risk assessment. We provide these products and services to a wide-range of customers in the United States in a number of industries, including energy, utilities, water and wastewater treatment, chemical and petrochemical, pipelines, defense and municipalities. In addition, this segment provides coatings services to customers in the entertainment, aerospace, transportation, petrochemical and electric power industries, as well as the United States military. Finally, the Domestic Core Operations segment includes a production facility in the United States that assembles and distributes cathodic protection products, such as anodes, primarily to the United States market. Revenues relating to this segment totaled $90.4 million (or 67% of consolidated revenues) for fiscal year 2005, $87.4 million (or 70% of consolidated revenues) for fiscal year 2004 and $79.3 million (or 71% of consolidated revenues) for fiscal 2003.

      CANADIAN OPERATIONS. Our Canadian Operations segment provides corrosion control, pipeline integrity and risk assessment services to customers in Canada that are primarily in the oil and gas industry. These customers include pipeline operators and petrochemical plants and refineries. The Canadian Operations segment has a production facility that assembles products such as anodes and rectifiers. Revenues relating to this segment totaled $27.9 million (or 21% of consolidated revenues) for fiscal year 2005, $24.1 million (or 19% of consolidated revenues) for fiscal year 2004 and $19.3 million (or 17% of consolidated revenues) for fiscal year 2003.

      EUROPEAN OPERATIONS. Our European Operations segment provides corrosion control products and services to customers in the petroleum, utility, industrial, marine and offshore markets, as well as to governmental entities in connection with their infrastructure assets. Revenues relating to this segment totaled $16.3 million (or 12% of consolidated revenues) for fiscal year 2005, $13.1 million (or 11% of consolidated revenues) for fiscal year 2004 and $13.4 million (or 12% of consolidated revenues) for fiscal year 2003.

      Further information about our business segments is included in Note 11, Business Segments, Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

SALES AND MARKETING

      We market our products and services in the United States, Canada and Europe primarily through our sales personnel. The technical nature of our products and services requires a highly trained, professional sales force, and, as a result, many of our sales personnel have engineering or technical expertise and experience. Due to the problem solving experience of our engineering staff, potential and existing customers regularly seek out advice from our technical personnel, which can also result in business opportunities on an ongoing basis.

SOURCES AND AVAILABILITY OF RAW MATERIALS

      With regard to our corrosion control services, we assemble components of cathodic protection systems, which include aluminum, zinc, magnesium and other metallic anodes. With regard to our coatings-related services, we manufacture, develop and apply coatings. We do not believe that we are dependent upon any single outside vendor as a source of supply and we believe that sufficient alternative sources of supply for the same, similar or alternative products are available. The prices paid for our raw materials may be affected by, among other things, energy, petroleum, steel and other commodity prices, tariffs and duties on imported materials, and foreign currency and exchange rates. We may experience higher energy and petroleum prices in fiscal year 2006 than we experienced in fiscal year 2005, based on increasing prices for such commodities.

INTELLECTUAL PROPERTY

      Through internal development programs and strategic acquisitions, we have assembled an extensive array of technologies protected by a significant number of trade and service marks, patents, trade secrets and other proprietary rights. As of March 31, 2005, we were the licensee of certain patents and held a significant number of patents and pending patent applications. Expiration dates of such patents range from 2005 to 2021. In addition, we maintain a significant number of trade and service marks and trade secrets. Although we believe that our intellectual property has value, we consider the quality and timely delivery of our products, the service we provide to our customers and the technical knowledge and skills of our personnel to be more important in our ability to compete. While our intellectual property rights may be of importance to individual components of our operations, our business as a whole is not materially dependent on any single intellectual property right or such intellectual property rights as a group.

RESEARCH AND DEVELOPMENT

      Our engineering and product development activities are primarily directed toward designing new products and services to meet the specific requirements of our customers. Product development costs were minimal in fiscal 2005, 2004 and 2003. While we stress the importance of our research and development programs, the expense and market uncertainties associated with the development and successful introduction of new products are such that there can be no assurance that we will realize future revenues from new products.

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

CUSTOMERS

      We sell our products and services to a broad range of customers. During the fiscal year ended March 31, 2005, no one customer accounted for more than 10% of our sales. We do not believe that the loss of any one customer would have a material adverse effect on our business.

      We sell products and services to the U.S. government and agencies thereof, including the U.S. Navy. Sales to these customers as a percentage of our net sales were approximately 9% for fiscal year 2005, 9% for fiscal year 2004 and 8% for fiscal year 2003. Our contracts with the U.S. government contain standard provisions permitting the government to terminate these contracts without cause. In the event of termination, we are entitled to receive reimbursement on the basis of the work completed (cost plus a reasonable profit). In addition, many of our contracts with the U.S. government are subject to certain completion schedule requirements that include liquidated damages in the event schedules are not met as the result of circumstances within our control. Government procurement programs are also subject to budget cutbacks and policy changes that could impact the revenue for, or alter the demand for, our products or services. Accordingly, our future sales to the government are subject to these budgetary and policy changes.

BACKLOG

      Backlog consists of our anticipated revenue from the uncompleted portions of our existing contracts and contracts whose award is reasonably assured. As of March 31, 2005, our backlog of uncompleted work was $45.5 million, compared to $50 million as of March 31, 2004. We believe that the backlog figures are firm, subject to the cancellation and modification provisions contained in various contracts. We estimate that a substantial portion of our backlog as of March 31, 2005 will be filled during fiscal 2006. The level of our backlog at any particular time is not necessarily indicative of our future operating performance.

COMPETITIVE CONDITIONS

      Within the corrosion control market, we face competition from a large number of domestic and international companies, most of which we believe are considerably smaller than we are. Although some of our competitors offer a broad range of corrosion control engineering services, systems and products, we do not believe that any of our competitors offer the comprehensive range of products and services that we provide. In the service area, we compete principally on the basis of quality, customer service and technical expertise and capabilities, and on price, particularly when we are providing construction and installation services. In the product area, we typically compete on the basis of quality, service and price.

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

EMPLOYEES

      As of March 31, 2005, we had 716 employees, 256 of whom were located outside the United States. We believe that our relationship with our employees is good.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD LOOKING INFORMATION

      This document includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on management's expectations and beliefs concerning future events and discuss, among other things, anticipated future performance and revenues, expected growth and future business plans. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "will" or variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any forward-looking statement speaks only as of the date on which such statement is made and we do not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. We believe that the following factors, among others, could affect our future performance or the price and liquidity of our common shares and cause our actual results to differ materially from those that are expressed or implied by forward-looking statements, or diminish the liquidity of our common shares:

      AS A NON-REPORTING COMPANY, WE WILL NOT BE REQUIRED TO SUPPLY AS MUCH INFORMATION TO OUR SHAREHOLDERS AND INVESTING PUBLIC. Certain of our public filing obligations under the Exchange Act (including the obligation to file Forms 10-K, 10-Q and 8-K) have been suspended, and we anticipate that all filing obligations with the SEC will cease on September 27, 2005. As a result, we will no longer be complying with the SEC reporting requirements and standards for disclosure of public information set out in the Exchange Act. Since we will not be complying with such reporting obligations or meeting such standards, the level of disclosure about us that is available to the public will likely be reduced. Without this level of disclosure, you may find it more difficult to obtain information about the Company, to liquidate your holdings and to find securities analyst's or news media's coverage on our common shares. In addition, this lower level of public information may adversely affect the price of our common shares.

      AS A NON-REPORTING COMPANY, WE WILL NO LONGER BE SUBJECT TO SEC AND AMEX CORPORATE GOVERNANCE REQUIREMENTS. The Pink Sheets quotation service and Pink Sheets traded companies are not regulated by the SEC. In addition, unlike AMEX listed companies, Pink Sheets traded companies do not have any corporate governance standards or similar requirements, so we will not be required to have independent directors, an independent audit committee, an independent compensation committee, a code of conduct, or to seek shareholder approval for certain actions or be subject to Sarbanes-Oxley compliance matters such as certification of financial statements, prohibitions against personal loans, code of ethics or audit committee approval of related party transactions.

      THE PRICE AND LIQUIDITY OF YOUR SHARES MAY SUFFER AS A RESULT OF BEING QUOTED ON THE PINK SHEETS AS COMPARED TO THE AMEX. There is generally significantly less liquidity and greater volatility on the Pink Sheets as compared to the AMEX, and there may be delays in the timing of transactions and a reduction in securities analyst's and news media's coverage regarding our common shares. Investors will likely find it more difficult to acquire, dispose of or obtain accurate quotations for our common shares. In addition, because there is currently a very limited volume of trading in our common shares, our stock may be more likely to fluctuate due to broad market fluctuations, general market conditions, fluctuations in our operating results, future securities offerings by us, changes in the market's perception of our business, announcements made by us or our competitors and general industry conditions. There can be no assurance that an active trading market for our common stock will ever develop on the Pink Sheets. In addition, the price of our common stock could suffer a significant and sustained decrease as a result of becoming a non-reporting company.

      WE DO NOT HAVE CONTROL OVER THE QUOTATION OF OUR COMMON SHARES ON THE PINK SHEETS. The quotation of our common shares in the Pink Sheets is subject to at least one market maker's willingness to quote our common shares. Accordingly, it is outside of the Company's control whether our common shares will continue to be quoted on the Pink Sheets. If our common shares are no longer quoted in the Pink Sheets:

      -     there will be no active trading market for our shares;

      - the liquidity and price of our common shares would likely be materially and adversely affected;

      -     you may be unable to sell your common shares;

      - brokers and Depository Trust Company may no longer hold our common shares in street name; and

      -     we may become a reporting company again.

      WE MAY BE UNABLE TO BECOME OR REMAIN A NON-REPORTING COMPANY AND THEREFORE WOULD NOT RECEIVE THE ANTICIPATED BENEFITS OF BEING A NON-REPORTING COMPANY. While we believe that it is in our best interest to become a non-reporting company, the following factors could result in us remaining or returning to reporting company status:

      - our application to voluntarily delist our common shares from the AMEX may not be accepted by the AMEX and/or the SEC;

      - our Form 15 to deregister from the Exchange Act may not go effective due to intervention by the SEC;

      - we may once again become subject to the reporting requirements of the Exchange Act based on our number of holders of record.

      If these or other factors prevent us from becoming or remaining a non-reporting company, we will be unable to take advantage of the cost savings and other benefits that we believe would result from being a non-reporting company. In addition, if we are delisted from the AMEX, but remain a reporting company, it would be unlikely that we would be able to resume our listing on the AMEX or become listed on any other exchange or national automated quotation system.

      WE MAY NOT RECEIVE THE BENEFITS THAT WE ANTICIPATE FROM BEING A NON-REPORTING COMPANY. There can be no assurance that we will in fact realize the positive effects that we believe will result from delisting or deregistering. We may be unable to reduce our expenses as estimated, future costs avoidance may not be realized and our management and employees may be unable to focus more of their time and resources on operating the Company. If we are unable to achieve the benefits that we anticipated from becoming a non-reporting company, our results of operations and the price of our common shares may be adversely affected.

      OUR ABILITY TO RAISE CAPITAL MAY BE IMPAIRED BY BEING A NON-REPORTING COMPANY. A public reporting company generally has more ready access to public markets for equity and debt financings and generally will obtain more favorable interest rates on bank financings. As a non-reporting company, we may have difficulty raising capital to fund our operations or growth on terms that are acceptable to us. If we are unable to obtain such capital, our operations could be adversely affected and we may be unable to fund operations.

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

      OUR COMPLIANCE WITH THE SEC SETTLEMENT. In connection with its investigation of accounting irregularities discovered in 2002 at our former Australian subsidiary, on January 20, 2004, the SEC filed a civil injunctive action against us in the United States District Court for the Northern District of Ohio Eastern Division. Simultaneously with the filing of the complaint, without admitting or denying the SEC's allegations, we consented to the entry of a final judgment permanently enjoining us from future violations of certain provisions of the federal securities laws. We also agreed to certain undertakings designed to ensure our compliance with the federal securities laws. In addition to complying with the other terms of the injunction, we were required to continue previously adopted remedial measures, and during our fiscal years ending March 2004 and 2005 and are required during our fiscal year ending March 2006, to:

      - engage a qualified outside firm to perform the internal audit function or designate an employee director of internal audit who would perform certain audit procedures and report directly to the Audit Committee;

      - require internal audit to prepare a confidential business report and submit it to the SEC at the end of the fiscal year describing certain aspects of the audit preparation, procedures and findings; and

      - maintain an anonymous hotline on which any activity affecting the Company's financial results may be reported to the Audit Committee.

      We have and will continue to incur costs, which may be significant, in complying with these undertakings. Our failure to adequately comply with the provisions of the injunction or any of the undertakings therein may result in additional enforcement action by the SEC, severe penalties against us and our officers and directors, and may have an impact on our business, financial condition and results of operations. Additionally, the existence of the SEC investigation and subsequent settlement and injunction may adversely affect our reputation with our customers and suppliers and have an adverse impact on our revenues and expenses.

      OUR PRINCIPAL SHAREHOLDER IS A CONTROLLING SHAREHOLDER. As of March 31, 2005, CorrPro Investments, LLC ("CPI") beneficially owned approximately 57.8% of our common shares, assuming the exercise of its warrant to purchase an aggregate of 12,113,744 of our common shares. In addition, CPI has the right to vote 51% of the voting power of Corrpro and to elect a majority of our Board of Directors through its ownership of our Series B Cumulative Redeemable Voting Preferred Stock. As a result, CPI has the ability to determine the outcome of all matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, CPI could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring, or preventing a change in control, or impeding a merger or consolidation, takeover, or other business combination that could be favorable to our shareholders. This significant concentration of share ownership and voting power may adversely affect the trading price for our common shares because investors often perceive disadvantages in owning stock in companies with controlling shareholders.

      OUR SHAREHOLDERS ARE EXPOSED TO DILUTION AND OTHER RISKS ASSOCIATED WITH OUR OUTSTANDING WARRANTS AND OPTIONS. As of March 31, 2005, we had outstanding:

      - options to purchase an aggregate of approximately 3,192,071, shares of our common shares that were issued pursuant to our stock option plans; and

      - warrants to purchase an aggregate of approximately 16,952,632 shares of our common shares, which represents approximately 58.5% of our common shares on a fully diluted basis, that were issued in connection with financing arrangements.

      All of these warrants, which have nominal exercise prices, and some of these options have exercise prices below the current market price of our common shares. In addition, we may issue additional stock, warrants and/or options pursuant to stock option plans or to raise capital in the future. Assuming the exercise of all warrants and options, our current outstanding common shares would represent approximately 30.5% of our common shares. The significant number of common shares issuable upon exercise of these warrants and options could have any or all of the following effects:

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

      OUR DEBT INSTRUMENTS CONTAIN COVENANTS THAT LIMIT OUR OPERATING AND FINANCIAL FLEXIBILITY. On March 30, 2004, we entered into a new $40.0 million senior secured credit facility and issued $14.0 million of senior secured subordinated notes, which replaced our previous $26.4 million revolving credit facility and $24.4 million of senior notes. Both the new senior secured credit facility and the new senior secured subordinated notes require us to maintain a minimum level of earnings before interest, taxes, and depreciation/amortization, a minimum fixed charge coverage ratio and comply with, among other things, leverage ratios. During the fourth quarter of fiscal 2005, we exceeded by $32 thousand the amount of capitalized lease obligations as defined in and permitted under our loan agreement. Our lender agreed to waive the violation that occurred and the parties have entered into an amendment to the loan agreement increasing the amount of capitalized lease obligations permitted thereunder. We were in compliance with all other covenants at March 31, 2005. Our ability to meet these financial ratios and tests under our loan agreements is affected by our results of operations and by events beyond our control. We may be unable to satisfy these ratios and tests. If we fail to comply with these ratios and tests, and we are unable to obtain a waiver for such failure, no further borrowings would be available under our senior secured credit facility and our lenders will be entitled to, among other things, accelerate the debt outstanding under the credit agreements so that it is immediately due and payable and ultimately foreclose on our assets that secure the debt. Any significant inability to draw on our senior secured credit facility or acceleration of the debt outstanding under our loan agreements would have a material adverse effect on our financial condition and operations. In addition, our senior secured credit facility restricts our ability and the ability of certain of our subsidiaries to, among other things:

      -     incur additional debt and make certain investments or acquisitions;

      -     incur or permit to exist certain liens;

      -     sell, lease or transfer assets; and

      -     merge or consolidate with another company.

      OUR LEVEL OF INDEBTEDNESS AND OTHER DEMANDS ON OUR CASH RESOURCES COULD MATERIALLY AFFECT OUR OPERATIONS AND BUSINESS STRATEGY. As of March 31, 2005, we had approximately $28.3 million of total consolidated debt. In addition, we have approximately $8.5 million available under our senior secured credit facility. Subject to the limits contained in our credit agreements and our other debt agreements, our total consolidated debt could increase due to this additional borrowing capacity. In addition to the debt service requirements on our outstanding debt, we have other demands on our cash resources, including, among others, capital expenditures and operating expenses. Our level of indebtedness and the significant debt servicing costs associated with that indebtedness could significantly impact on our operations and business strategy. For example, they could:

      - require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the amount of our cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes;

      - limit our flexibility in planning for, or reacting to, changes in the industries in which we compete;

      - place us at a competitive disadvantage compared to our competitors, some of which could have lower debt service obligations and greater financial resources than we do;

      -     limit our ability to borrow additional funds;

      - increase our vulnerability to general adverse economic and industry conditions; and

      - result in our failure to satisfy the financial covenants contained in our credit agreements or in other debt agreements, which, if not cured or waived, could have a material adverse effect on our business, financial condition or results of operations.

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

      THE MANNER IN WHICH WE ARE REQUIRED TO ACCOUNT FOR OUR OUTSTANDING WARRANTS COULD IMPACT OUR RESULTS OF OPERATIONS. Under applicable accounting rules and regulations, we are required to use mark-to-market accounting to value our outstanding warrants. This accounting treatment will result in charges and credits to our results of operations which are based on the market price for our common shares. If the market price for our common shares on the last day of our fiscal quarter is higher than that of the previous quarter, we are required to take a charge against our earnings for that quarter. Conversely, if the market price for our common shares on the last day of our fiscal quarter is lower than that of the previous quarter, we are required to take a credit to our earnings for that quarter. Due to the large percentage of our fully diluted common shares that is issuable upon exercise of our outstanding warrants, the changes to our reported earnings as a result of such accounting treatment could be significant.

      OUR OPERATIONS CAN BE ADVERSELY IMPACTED BY INCLEMENT WEATHER. A large portion of our service activity is performed in the field. Therefore, adverse climatic conditions, such as cold weather, snow, heavy or sustained rainfall, hurricanes and other severe storms, may reduce the level of our service activity or result in work stoppages. Working under inclement weather conditions can also reduce our efficiencies, which can have a negative impact on our profitability. As is common in our industry, we typically bear the risk of delays caused by some, but not all, adverse weather conditions. If these adverse climatic conditions present unusual intensity, occur at abnormal periods or last longer than usual in major geographic markets, especially during peak construction periods, we could experience a material adverse effect on our results of operations and profitability.

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

      -     coordination by the Organization of Petroleum Exporting Countries
            (OPEC);

      - the ability or willingness of host country government entities to fund their budgetary commitments; and

      -     technological advances.

      A sustained reduction in capital and discretionary maintenance expenditures by our energy customers has in the past, and may in the future, have a negative impact on our business and will likely result in decreased demand for our services, as well as lower revenues and margins.

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

      Government procurement programs are subject to budget reductions and reallocations as well as policy changes. Any of our U.S. government contracts can be terminated by the U.S. government either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for us to be liable for excess costs incurred by the U.S. government in procuring undelivered items from another source. If our contacts with the U.S. government are terminated, our business, results of operations and financial condition could be materially adversely affected.

      In addition, the U.S. government's competitive bidding process may adversely affect our revenues. We obtain most of the dollar volume of our U.S. government contracts through a competitive bidding process, and competitive bidding presents a number of risks, including, but not limited to:

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

      WE ARE EXPOSED TO LIABILITIES BEYOND OUR CONTROL AS A SUBCONTRACTOR. On projects in which we act as a subcontractor, if the general contractor or other subcontractors fail to perform their obligations or cause delays or failures in the project:

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

      - government instability, which can cause investment in capital projects by our potential customers to be withdrawn or delayed, reducing or eliminating the viability of some markets for our services; and

      - decrees, laws, regulations, interpretations and court decisions under legal systems, including unexpected changes in taxation and environmental or other regulatory requirements, which are not always fully developed and which may be retroactively applied and cause us to incur unanticipated and/or unrecoverable costs as well as delays which may result in real or lost opportunity costs.

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

      TERRORIST ATTACKS AND MILITARY CONFLICTS MAY ADVERSELY AFFECT OUR OPERATIONS, OUR ABILITY TO RAISE CAPITAL OR OUR FUTURE GROWTH. The continued threat of terrorism and the impact of military and other action, including U.S. military operations in Iraq, will likely lead to continued volatility in prices for crude oil and natural gas and could affect the markets for our operations. In addition, future acts of terrorism could be directed against companies operating both outside and inside the United States with which we do business. Further, the U.S. government has issued public warnings that indicate that pipelines and other energy assets might be specific targets of terrorist organizations. These developments have subjected our operations to increased risks and, depending on their ultimate magnitude, could have a material adverse effect on our business.

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

      WE HAVE NO PLANS TO PAY DIVIDENDS ON OUR COMMON SHARES. We have no plans to pay dividends on our common shares in the foreseeable future. We intend to invest our future earnings, if any, to fund our anticipated growth and reduce debt. In addition, our senior secured credit facility limits the payment of cash dividends and requires us to remit and prepay, on an annual basis until our term loan is paid in full, 50% of our excess Cash Flow (as defined in our senior secured credit facility). Any payment of future dividends on our common shares will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions applying to the payment of any such dividends, and other considerations that our board of directors deems relevant.

      DECLINES IN THE STOCK MARKET AND PREVAILING INTEREST RATES RESULT IN REDUCTIONS IN OUR PENSION FUND ASSET VALUES IN THE UNITED KINGDOM, WHICH HAVE CAUSED AND MAY CONTINUE TO CAUSE A SIGNIFICANT REDUCTION IN OUR NET WORTH. In the fiscal year ended March 31, 2002, as a result of lower investment performance caused by lower stock market returns and a decline in prevailing interest rates, our projected pension fund asset values in the United Kingdom decreased. The reduction in asset values required that we take a non-cash after-tax charge to "accumulated other comprehensive loss", which is a component of shareholders' equity. Primarily as a result of a negative return on our pension fund assets and further reductions in interest rate levels in fiscal year 2003, we were required to further reduce shareholders' equity. We may be required to take further charges related to pension liabilities in the future and these charges may be significant. We continue to review our assumptions regarding rates of return and discount rates in light of the factors mentioned above and other relevant considerations, and our future pension expense may further increase as a result.

ITEM 2. PROPERTIES

      As of March 31, 2005, our continuing operations utilized five locations that are owned by us as well as over thirty locations that are leased from unrelated third parties. Some property locations may contain multiple operations, such as an office and warehouse facility. Owned and leased facilities with greater than 5,000 square feet are listed below.

Location                               Segment                               Description                  Owned/Leased
----------------------------        -------------             -----------------------------------------   ------------
Bakersfield, California             Domestic Core             Office and Warehouse Facility                     Leased
Belle Chasse, Louisiana             Domestic Core             Office and Warehouse Facility                     Leased
Brampton, Ontario                   Canadian Ops.             Office and Warehouse Facility                     Leased
Conyers, Georgia                    Domestic Core             Office and Warehouse Facility                     Leased
Dorval, Quebec                      Canadian Ops.             Office and Warehouse Facility                     Leased
Durley, Southampton, UK             European Ops.             Office and Warehouse Facility                     Leased
Edmonton, Alberta                   Canadian Ops.             Office, Production and Warehouse Facility          Owned
Estevan, Saskatchewan               Canadian Ops.             Office and Warehouse Facility                      Owned
Glendale, Arizona                   Domestic Core             Office and Warehouse Facility                     Leased
Houston, Texas                      Domestic Core             Office and Warehouse Facility                     Leased
Medina, Ohio                        Corporate                 Corporate Headquarters                             Owned
Medina, Ohio                        Domestic Core             Office and Warehouse Facility                      Owned
Norfolk, Virginia                   Domestic Core             Office and Warehouse Facility                     Leased
Ocean City, New Jersey              Domestic Core             Office Facility                                   Leased
San Diego, California               Domestic Core             Office and Warehouse Facility                     Leased
San Leandro, California             Domestic Core             Office, Production and Warehouse Facility         Leased
Sand Springs, Oklahoma              Domestic Core             Office, Production and Warehouse Facility         Leased
Santa Fe Springs, California        Domestic Core             Office and Warehouse Facility                     Leased
Streamwood, Illinois                Domestic Core             Office and Warehouse Facility                     Leased
Stockton-on-Tees, UK                European Ops.             Office, Production and Warehouse Facility          Owned
West Chester, Pennsylvania          Domestic Core             Office and Warehouse Facility                     Leased

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

ITEM 3.  LEGAL PROCEEDINGS

      ASSESSMENT STANDARD. During fiscal 2001, we discovered that a former employee used an incorrect assessment standard in connection with the evaluation of whether certain underground storage tanks located at as many as 67 sites were eligible for upgrade using cathodic protection. Such evaluations were done using one of the approved assessment methodologies. The tanks at these sites, which are located in five states, were subsequently upgraded using cathodic protection, which arrests corrosion. These tanks are also subject to ongoing leak detection requirements. Based on our review of available information and governmental records, we believe that there have not been any releases from the affected tanks as a result of the actions of the former employee. We have contacted, and in October and November 2000 met with, officials from the Environmental Protection Agency ("EPA") and officials from the corresponding environmental protection agencies of the five states involved to discuss this matter. It is our understanding that none of the states or the EPA intend to take any enforcement action as a result of the use of the inaccurate standard by the former employee. We are currently working with the states to develop and implement field investigation procedures to assess the current status of the affected sites. We have completed certain field investigation procedures in three of the states in which affected sites are located. We have been informed by one of the other states that, based on continuing monitoring and leak detection procedures already required to be performed by site owners and operators, no additional field work procedures will be required in that state. There are currently no outstanding claims or demands that have been asserted by any of the affected owners and operators. Based on currently available information, including our experience in the fieldwork conducted to date, we do not believe that the cost of field investigation procedures for this matter will have a material effect on our future operations, financial position or cash flows.

      CLASS ACTION LAWSUIT. We were a defendant in a purported class action suit filed on June 24, 2002, in the United States District Court, Northern District of Ohio, Eastern Division. The complaint also named certain of our former and current officers and directors as defendants. The lawsuit arose out of the accounting irregularities discovered in our Australian subsidiary. The complaint was purportedly filed on behalf of all persons who purchased our common shares during the period April 1, 2000 through March 20, 2002 and alleged violations of anti-fraud provisions of the federal securities laws resulting in artificially inflated prices of our common shares during the class period. The complaint seeks unspecified compensatory damages, fees and expenses on behalf of the putative class.

      On or about May 27, 2003, the District Court granted, with prejudice, the defendants' motions to dismiss the amended and consolidated class action complaint. On June 24, 2003, the plaintiffs filed a notice of appeal. In November 2004, the United States Circuit Court of Appeals for the 6th Circuit affirmed the decision of the District Court.

      COMPLIANCE ORDER. In January 2003, we received a Consolidated Compliance Order and Notice of Potential Penalty from the Louisiana Department of Environmental Quality pursuant to which the department alleges that our foundry operations failed to submit required storm water monitoring information as required by law. The alleged failure relates to periods subsequent to the cessation of our foundry operations. We have appealed the matter and the department has agreed to engage an informal resolution of the matter. Subject to execution of the appropriate documents, the parties have agreed to settle this matter. Based on current available information, we do not believe that it is reasonably possible that the settlement will have a material effect on our future operations, financial position or cash flows.

      We are subject to other legal proceedings and claims from time to time which arise in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON SHARES

      Our common shares were traded on the AMEX until June 29, 2005 under the symbol "CO." On June 29, 2005 we submitted to the AMEX notice of our intent to withdraw from listing, filed an application for voluntary delisting with the SEC and filed a Form 15 with the SEC to deregister our common shares under the Exchange Act. Since then our common shares have been quoted on the Pink Sheets, however there can be no assurance that our common shares will continue to be so quoted.

      The following table sets forth the high and low closing prices for our common shares on the American Stock Exchange for the fiscal periods indicated.

                              FISCAL 2005                        FISCAL 2004
                         ---------------------            ----------------------
                          HIGH            LOW              HIGH            LOW
                         -----           -----            -----           ------
First Quarter            $2.63           $1.15            $0.70           $0.33
Second Quarter            1.95            1.26             1.87            0.37
Third Quarter             1.29            0.75             2.30            0.86
Fourth Quarter            1.14            0.68             1.52            0.90

HOLDERS OF RECORD

      On June 21, 2005, there were 185 holders of record of our common shares.

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

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           2005      2004        2003       2002        2001
                                                           ----      ----        ----       ----        ----
STATEMENT OF OPERATIONS DATA:
Revenues                                                 $134,644  $ 124,630   $111,907   $ 128,249   $ 126,316
Operating income (loss)                                     9,214      8,161      1,558       3,967        (481)
Other income                                                5,237         --         --          --          --
Interest expense                                            5,095      9,001      6,291       5,289       4,713
                                                         --------  ---------   --------   ---------   ---------
Income (loss) before income taxes from
   continuing operations                                    9,356       (840)    (4,733)     (1,322)     (5,194)
Income tax provision (benefit)(1)                           1,200        790       (277)     11,072        (675)
                                                         --------  ---------   --------   ---------   ---------
Income (loss) from continuing operations                    8,156     (1,630)    (4,456)    (12,394)     (4,519)
                                                         --------  ---------   --------   ---------   ---------
Net income (loss)(2)                                     $  8,500  $  (5,479)  $(28,825)  $ (18,217)  $  (8,281)
                                                         ========  =========   ========   =========   =========
INCOME(LOSS) PER SHARE FROM
  CONTINUING OPERATIONS-
           Basic                                         $   0.26  $   (0.19)  $  (0.53)  $   (1.53)  $   (0.58)
           Diluted                                           0.08      (0.19)     (0.53)      (1.53)      (0.58)

NET INCOME (LOSS)-
           Basic                                         $   0.30  $   (0.65)  $  (3.43)  $   (2.24)  $   (1.07)
           Diluted                                           0.09      (0.65)     (3.43)      (2.24)      (1.07)

OTHER DATA:
Total assets                                             $ 71,671  $  73,406   $ 78,966   $ 109,993   $ 137,200
Working capital, excluding net assets held for sale        17,422     15,749    (28,809)    (38,148)     30,110
Net assets held for sale                                       --      2,962      8,864      36,925      35,305
Total debt                                                 28,266     33,303     51,241      62,686      68,175
Shareholders' equity (deficit)                              6,661     (2,729)     1,199      23,857      41,518

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

OVERVIEW

      Founded as an Ohio corporation in 1984, Corrpro became a public company in 1993 and our common shares were traded on the AMEX until June 29, 2005 under the symbol "CO." On June 29, 2005 we submitted to the AMEX notice of our intent to withdraw from listing, filed an application for voluntary delisting with the SEC and filed a Form 15 with the SEC to deregister our common shares under the Exchange Act. Since then our common shares have been quoted on the Pink Sheets. Unless otherwise indicated, in this report, the terms "we," "us," "our," "Corrpro" and the "Company" mean Corrpro Companies, Inc. and its consolidated subsidiaries.

      We extend our clients' asset lives by providing corrosion control and other services to help maintain their cash flow objectives by minimizing their operating risk. We preserve and sustain our clients' assets through:

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

      During fiscal 2003, 2004, and 2005, we developed plans for restructuring our business to improve our gross margin and operating income. Specifically, during fiscal 2003, 2004, and 2005, we disposed of certain international operations, including our Middle East and Asia Pacific operations, and other non-strategic business units and used the proceeds from these dispositions to reduce our outstanding indebtedness. See "Item 1 Business - Dispositions."

      Further, on March 30, 2004, we completed a refinancing and recapitalization pursuant to which we (i) issued and sold 13,000 shares of our Series B Preferred Stock and a warrant to purchase 12,113,744 of our common shares to CPI for aggregate consideration of $13.0 million, (ii) issued and sold $14.0 million of our secured subordinated notes and a warrant to purchase 3,936,967 of our common shares to American Capital and (iii) entered into a $40.0 million senior secured credit facility with CapitalSource. We used the proceeds from the sale of preferred stock, notes, warrants and from the facility
(a) to repay in full our prior revolving credit facility and all of our outstanding senior notes and (b) for working capital and other purposes. We believe that continuing to enhance our capital structure will be critical in our efforts to expand our business and achieve our other business objectives.

      On June 29, 2005, we submitted to the AMEX notice of our intent to withdraw our common shares from listing, filed an application for voluntary delisting of our common shares with the SEC and filed a Form 15 with the SEC to deregister our common shares under the Exchange Act. Our obligation to file periodic reports with the SEC, including quarterly and annual reports containing our financial statements, was suspended upon the filing of the Form 15 with the SEC, and we expect the filing to become effective on September 27, 2005. In addition, trading in our common shares on the AMEX has been suspended. We anticipate considerable cost savings as a result of becoming a non-reporting company; however our access to public capital markets may be reduced.

HIGHLIGHTS OF DEVELOPMENTS

      Our revenues from continuing operations of $30.5 million for the fourth quarter of fiscal 2005 were $2.2 million, or 7.8%, greater than the fourth quarter of fiscal 2004. For our fiscal 2005 year, our revenues from continuing operations increased $10.0 million, or 8%, to $134.6 million. Our operating income from continuing operations was $1.1 million for the fourth fiscal quarter and $9.2 million for the fiscal year, compared to an operating loss of $0.9 million in the previous fiscal year's fourth quarter and operating income of $8.2 million for fiscal 2004.

      Primarily due to increased revenues, non-cash mark to market income, other income, lower interest and financing expenses, and discontinued operations, reported net income improved by $8.6 million to $3.9 million in the fourth quarter of fiscal 2005 compared to the fourth quarter loss of $4.8 million in the fourth quarter of fiscal 2004 and by $14.0 million to $8.5 million for the full fiscal 2005 year over a net loss of $5.5 million in fiscal 2004.

      In March 2005, we substantially completed the sale of CSI Coating Services, a division of our Corrpro Canada subsidiary. We recorded a note receivable for $2.2 million, which we collected in April 2005 and recognized a net loss of $0.1 million. The net proceeds from this disposition were used to pay down debt in April 2005.

      On June 29, 2005, we submitted to the AMEX notice of our intent to withdraw our common shares from listing, filed an application for voluntary delisting of our common shares with the SEC and filed a Form 15 with the SEC to deregister our common shares under the Exchange Act. Our obligation to file periodic reports with the SEC, including quarterly and annual reports containing our financial statements, was suspended upon the filing of the Form 15 with the SEC, and we expect the filing to become effective on September 27, 2005. In addition, trading in our common shares on the AMEX has been suspended. We anticipate considerable cost savings as a result of becoming a non-reporting company; however our access to public capital markets may be reduced.

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

      ACCOUNTS RECEIVABLE. We record estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers. Historically, losses for uncollectible accounts receivable have been within management's range of estimates. Corrosion control services and products are provided to a large number of customers with no substantial concentration with an individual customer.

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

      In July 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), were issued by the Financial Accounting Standards Board. SFAS 141 eliminates the pooling-of-interests method for business combinations and requires the use of the purchase method. SFAS 142 changes the accounting for goodwill and indefinite life intangibles from an amortization approach to a non-amortization approach, and requires periodic tests for impairment of these assets. Upon our adoption of SFAS 142 on April 1, 2002, the provisions of SFAS 142 required the discontinuance of amortization of goodwill and indefinite life intangibles that had been recorded in connection with previous business combinations. We completed impairment testing under SFAS 142 and recorded an impairment loss, as of April 1, 2002, totaling $18.2 million of which $15.0 million related to discontinued operations and $3.2 million related to continuing operations. The loss was recognized as the cumulative effect of a change in accounting principle. This impairment testing is also done annually in the fourth quarter and such testing resulted in no additional impairment as of March 31, 2005.

      INCOME TAXES. We use the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities. We recorded a valuation allowance for our net domestic deferred tax assets carryforwards of $10.5 million in the fourth quarter of fiscal 2002. We maintained a valuation allowance at March 31, 2005 and intend to maintain a full valuation allowance for our net domestic deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support the reversal of the remaining reserve. Until such time, except for foreign tax provisions, we expect to have no reported tax provision, net of valuation allowance adjustments. In the event we were to determine, based on the existence of sufficient positive evidence, that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. See Note 7, Income Taxes, Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding income taxes.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2005 COMPARED TO YEAR ENDED MARCH 31, 2004

      REVENUES. Revenues from continuing operations for fiscal 2005 totaled $
134.6 million, compared with $124.6 million for fiscal 2004, an increase of $10.0 million, or 8.0%. Revenues from the discontinued operations were $4.8 million in fiscal 2005 compared to $15.5 million in the prior fiscal year. The decrease in discontinued operations is primarily attributable to the inclusion in fiscal 2004 of revenues from business units which were sold during fiscal 2004.

      Domestic Core Operations. Revenues for fiscal 2005 relating to the Domestic Core Operations totaled $90.4 million compared to prior-year results of $87.4 million, an increase of $3.0 million or 3.3%. During fiscal 2005, our Domestic Core Operations segment experienced revenue decreases of $0.8 million in corrosion control services and products and an increase of $2.9 million in coatings services, and an increase of $0.9 million in pipeline and risk assessment services.

      Our regional operations experienced a net revenue decline of $0.7 million during fiscal 2005. We recorded $1.2 million less in revenue for our Anchorage, Alaska office which we closed in fiscal 2005. Due to regional variations in general business conditions, our eastern operations' revenues were $0.8 million lower than in fiscal 2004 while our south central and western operations reported sales increases of $0.4 million and $0.9 million, respectively.

      We experienced a year-over-year increase in our coatings revenue to U. S. Government customers of $0.9 million primarily as a result of $2.3 million in increased revenue attributable to governmental contract work with the U.S. Marines. This increase was offset by the loss of a general contract for certain Navy projects on which we were a subcontractor which resulted in a year-over-year decrease in revenue of $1.3 million. As a result of the lost subcontract, we closed the three offices that performed the work that generated these revenues. Due to reduced governmental funding of our federal coatings work in the fourth quarter of fiscal 2005, effective January 2005 we downsized our federal coatings operations in San Diego, California. While the reduction of funding for such work was short-lived, as funding for our San Diego coatings operations was reinstated by May 2005, there can be no assurance that we will not experience further and greater shortfalls in revenues due to further funding reductions.

      Our commercial coatings operations experienced a $1.8 million year-over-year revenue increase, primarily as a result of a large commercial aquarium coating project and a second large coating project performed by our Bakersfield, California office. These increased revenues were offset by losses at other commercial coatings operations, including the loss of $0.6 million in revenues from our now closed Chicago, Illinois area coatings operations and a loss of $0.6 million in revenues from our Louisiana coatings inspection operations.

      Other business units in our Domestic Core Operations contributed an incremental $0.7 million in revenues in fiscal 2005 compared to fiscal 2004, primarily as a result of our initiative developed in our fourth fiscal quarter to enhance our revenues by establishing aggressive goals for incremental corrosion control material sales.

      Canadian Operations. The revenues for our Canadian Operations increased in fiscal 2005 by $3.8 million from $24.1 million to $27.9 million, an increase of 15.8%. Approximately $1.6 million of this increase was due to the strengthening of the Canadian dollar against the U.S. dollar in fiscal 2005 compared to fiscal 2004. The remaining increase was primarily due to general increased business activity, increased materials sales, and the acceleration of certain construction and other projects.

      European Operations. The revenues for our European Operations increased in fiscal 2005 by $3.2 million from $13.1 million to $16.3 million, an increase of 24.4%. Approximately $1.3 million of this increase was due to the strengthening of the British pound against the U.S. dollar in fiscal 2005 compared to fiscal 2004. The remaining increase was primarily due to general increased business activity, including increased engineering services revenues.

      GROSS PROFIT. Consolidated gross profit margins were 30.8% for fiscal year 2005 compared to 31.8% for the prior-year period. Our consolidated gross profit was $1.8 million greater in fiscal 2005 than in fiscal 2004. The decrease in gross profit margins are attributable primarily to problems with our now closed Chicago, Illinois coatings operation (impact was $0.4 million) and losses associated with the loss of a general contract for certain Navy projects on which we were a subcontractor (impact was $0.8 million).

      Increased revenues in fiscal 2005 resulted in an increase in gross profit of $3.1 million, which was offset by several factors, including the loss of a key contract at our now closed Anchorage, Alaska office (lost gross profit was $0.3 million); problems with our now closed Chicago, Illinois coatings' operation (lost gross profit was $0.4 million); the loss of a general contract for certain Navy projects on which we were a subcontractor (lost gross profit was $0.8 million).

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses totaled $32.3 million (24.0% of revenues) for fiscal year 2005 compared to $31.5 million (25.3% of revenues) for fiscal 2004. SG&A was lower in fiscal 2005 as a percentage of revenues than in fiscal 2004 due to increased revenues and because SG&A expenses for fiscal 2004 included $1.5 million related to professional fees associated with our former lender requirements and $1.1 million for severance and retirement benefits associated with our former Chief Executive Officer.

      Our SG&A expenses for fiscal 2005 include a charge to earnings of $0.8 million as a result of the reduction in force we implemented in December 2004. We have also experienced increased compensation costs of approximately $0.4 million, increased costs associated with our healthcare benefits of approximately of $0.4 million and management fees of $0.4 million. We also made changes in our medical benefits plan designed to mitigate the impact that rising health care costs have had on our business.

      OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS. Operating income from continuing operations totaled $9.2 million for fiscal year 2005 compared to $8.2 million in fiscal 2004, an increase in earnings of $1.0 million. Our Domestic Core Operations achieved operating income that was $0.2 million less in fiscal 2005 compared to fiscal 2004. Our Canadian Operations and European Operations reported operating income results in fiscal 2005 that were $1.0 million and $0.5 million, respectively, greater than fiscal 2004. Approximately $0.4 million of these increases is due to the weakening of the U.S. dollar against the Canadian dollar and the British pound.

      Our fiscal 2005 corporate related costs include a charge to earnings of $0.8 million as a result of the reduction in force we implemented in December 2004. Overall, we expect to continue to realize the benefits of these cost reductions and the closure of several underperforming offices in future periods. The cost reductions may be offset to some extent by increases in our sales and marketing expenditures that we are planning in order to help drive our future growth.

      INTEREST EXPENSE. Interest expense totaled $5.1 million for fiscal year 2005 compared to $9.0 million in fiscal 2004. The reduction is a result of our refinancing and recapitalization transaction completed in the fourth quarter of fiscal 2004. As a result of the refinancing, in fiscal 2004 we expensed deferred financing costs of $1.3 million and yield maintenance amounts of $2.2 million that were due under previous debt arrangements.

      INCOME TAX PROVISION. We recorded a provision, net of a $0.5 million refund attributable to net operating loss carrybacks, for income taxes of $1.2 million for the year ended March 31, 2005 compared to a provision for income taxes of $0.8 million recorded for the year ended March 31, 2004. Because we maintain a full valuation allowance on our domestic net deferred tax assets, we provide for income taxes primarily for our Canadian Operations and European Operations. The expense is based upon applicable statutory tax rates in effect in the countries in which we operate. Further, the $4.3 million income recorded for marking the Company's warrants to market is not a taxable item for the Company. We have not otherwise realized the tax benefits of losses in our Domestic Core Operations for which a previously recorded valuation allowance has been provided. We intend to maintain a full valuation allowance on our domestic net deferred tax assets including net operating loss carryforwards associated with losses generated prior to our refinancing and recapitalization transaction. The refinancing and recapitalization transaction resulted in a change of control for income tax purposes as defined in U.S. tax law. As such, we will be limited as to how much of our net operating loss carryforwards will be available for use in future periods.

      INCOME (LOSS) FROM CONTINUING OPERATIONS. Income from continuing operations totaled $8.2 million in fiscal year 2005 compared to a loss of $1.6 million in fiscal year 2004, an improvement of $9.8 million which includes income of $4.3 million as a result of marking Company warrants to market. The balance of the fiscal 2005 improvement was primarily the result of improved revenue levels, other income of $0.8 million as a result of currency translation adjustments required to value in Canadian currency certain debt incurred by our Canadian Operations and which is payable in U.S. currency, and $3.9 million in lower interest expense.

      DISCONTINUED OPERATIONS. Income from discontinued operations, net of income taxes, for the year ended March 31, 2005, was $0.5 million compared to a loss, net of income taxes, of $3.8 million in fiscal year 2004, an improvement of $4.3 million. The income in fiscal 2005 is attributable to the collection of certain fully reserved receivables associated with the sale of our Middle East subsidiary. This income was offset somewhat by losses incurred by the operations of the Company's CSI Coating Services division which was sold in fiscal 2005. The loss on that disposal was $0.1 million. The loss from discontinued operations in fiscal 2004 is primarily attributable to a $3.5 million impairment charge on net assets related to our Middle East Operations.

      NET INCOME (LOSS). Net income totaled $8.5 million for the year ended March 31, 2005, compared to a net loss of $5.5 million in fiscal year 2004, an improvement of $14.0 million. As discussed above, the improvement is attributable to increased revenue levels, income recognized to mark Company warrants to market, other income, lower interest expense, and discontinued operations.

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS

      After taking into account dividends attributable to the Company's preferred stock that was issued in the Company's March 2004 refinancing and recapitalization, net income attributable to common shareholders was $6.6 million for the year ended March 31, 2005 compared to a loss of $5.5 million for the fiscal year ended March 31, 2004. There were no dividends accumulated for fiscal 2004. The Series B Preferred Stock accumulates cumulative quarterly dividends at an annual rate of 13.5%. The dividends are not reflected as a liability or as a reduction to shareholders equity until such time as they are declared. The liquidation value of the Series B Preferred Stock is disclosed on the Consolidated Balance Sheets. As of March 31, 2005, there were accumulated dividends of $1.9 million under the Series B Preferred Stock. None of the accumulated preferred dividends have been declared or paid.

      The rate at which our preferred stock accumulates dividends increases to 16.5% for each fiscal quarter in which our trailing twelve months' Adjusted EBITDA, as computed at the end of the immediately preceding quarter, is less than $12.0 million. Our trailing 12 months' Adjusted EBITDA was less than $12.0 million for the quarters ended September 30, 2004 and December 31, 2004. CPI, the holder of our preferred shares, waived its right to require us to accumulate the dividend at 16.5% with respect to quarterly dividends whose rates are measured by our Adjusted EBITDA for the periods ending September 30, 2004 and December 31, 2004. Our trailing twelve months' Adjusted EBITDA for March

31, 2005 exceeded $12.0 million. There can be no assurance that our Adjusted EBITDA will exceed such amount in the future or that if our Adjusted EBITDA does not exceed such amount we will be able to obtain a waiver of compliance in the future.

INCOME (LOSS) PER SHARE - BASIC

      Income per share - basic totaled $0.30 per share for the year ended March 31, 2005, compared to a loss per share of $0.65 for the year ended March 31, 2004. Income (loss) per share - basic is computed based on weighted common shares outstanding and by deducting from net income (loss) available to common shareholders the amount of dividends attributable to preferred shareholders. The weighted average number of shares used in calculating basic income or loss per share is computed by using the weighted average number of common shares outstanding for the period.

INCOME (LOSS) PER SHARE - DILUTED

      Income per share on a fully diluted basis totaled $0.09 per share for the year ended March 31, 2005, compared to a loss per fully diluted share of $0.65 for the year ended March 31, 2004. The weighted average number of shares used in calculating fully diluted loss per share is computed based on the number of common shares issued and outstanding. On March 30, 2004, we completed our recapitalization which resulted in the issuance of warrants exercisable for 16.1 million common shares. In accordance with generally accepted accounting principles for "Participating Securities", these warrants will be included in the weighted average shares calculation only in periods in which we generate net income available to common shareholders. Net income available to common shareholders represents net income less the accumulated preferred stock dividend.

YEAR ENDED MARCH 31, 2004 COMPARED TO YEAR ENDED MARCH 31, 2003

      REVENUES. Revenues from continuing operations for fiscal 2004 totaled $124.6 million, compared with $111.9 million for fiscal 2003, an increase of $12.7 million, or 11.4%. Revenues from discontinued operations were $15.5 million in fiscal 2004 compared to $32.6 million in the prior fiscal year. The decrease in discontinued operations is primarily attributable to the sale of four non-strategic business units in fiscal 2004.

      Revenues for fiscal 2004 relating to the Domestic Core Operations totaled $87.4 million compared to prior-year results of $79.3 million, an increase of $8.1 million or 10.2%. The increase was primarily related to a large well casing project being run out of our Houston office that generated $5.7 million in revenues in fiscal 2004 compared to $0.4 million in the year-earlier period. In addition, our commercial coatings offices experienced increased revenues of $2.1 million in fiscal 2004 compared to the year-earlier period, primarily due to increased activity levels in our Chicago and Bakersfield offices as well as increased inspection revenues in our Lafayette office. These increases were partially offset by decreases in several areas of our Domestic Core Operations. Our Eastern Region offices experienced a revenue decline of $0.2 million in fiscal 2004 compared to the year-earlier period, primarily as a result of lower revenues from a large bridge project in fiscal 2004 compared to the year-earlier period. Also, our Waterworks business experienced a $0.6 million revenue decline in fiscal 2004 compared to the year-earlier period. This decrease is attributed to the Federal EPA mandate that all municipal water systems serving 3,300 or more customers perform and file security and vulnerability assessments with the EPA. As a result of this mandate, municipal water systems have been deferring infrastructure maintenance as a means of allocating funds to pay for these assessments.

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

      Revenues from our European Operations for fiscal 2004 totaled $13.1 million compared to $13.4 million, for fiscal 2003, a decrease of $0.3 million, or 2.2%. This decrease was primarily due to lower revenues received from a large contract to perform work on underground storage tanks in the United Kingdom and was partially offset by approximately $2.0 million due to the strengthening of the British pound against the U.S. dollar in fiscal 2004 compared to fiscal 2003.

      GROSS PROFIT. Consolidated gross profit margins were 31.8% for fiscal year 2004 compared to 31.9% for the prior-year period. Gross margins benefited in fiscal 2004 from the restructuring plans and cost containment programs implemented in fiscal 2001 and 2002 as well as our Board of Directors decision to approve a formal business restructuring plan in July 2002 which included the closure of underperforming offices, a wage and salary freeze and restrictions on travel and entertainment.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $31.5 million (25.3% of revenues) for fiscal year 2004 compared to $34.1 million (30.5% of revenues) for fiscal 2003. Selling, general and administrative expenses for year ended March 31, 2004, included $1.5 million related to professional fees associated with our lender requirements and $1.1 million for severance and retirement benefits associated with our former Chief Executive Officer. Fiscal year 2003 included $2.9 million in professional fees related to lender requirements, $2.1 million of pension expense related to our European Operations and a $0.5 million impairment charge recorded for our European Operations. Selling, general and administrative expenses improved due to cost containment and restructuring plans mentioned above as well as our Board of Directors plan also mentioned above. An activity-based analysis was performed to eliminate our non-value added costs. In addition, we realized benefits pertaining to the closure of underperforming offices. We also reduced headcount in corporate overhead areas. Headcount was reduced in both fiscal 2002 and 2003, which resulted in annual savings in each year of approximately $4.0 million. We restricted travel and entertainment to essential, revenue producing ventures as well as restricting the purchase of advertising materials, catalogs, office supplies and other discretionary overhead items. Also, we had favorable claims experience in our health care costs in both fiscal 2004 and fiscal 2003.

      OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS. Operating income from continuing operations totaled $8.2 million for fiscal year 2004 compared to $1.6 million in fiscal 2003, an increase in earnings of $6.6 million. This increase is primarily related to higher restructuring costs incurred in fiscal 2003 and improved revenues generated during the fiscal year 2004.

      INTEREST EXPENSE. Interest expense totaled $9.0 million for fiscal year 2004 compared to $6.3 million in fiscal 2003. We completed our refinancing and recapitalization transaction in the fourth quarter of fiscal 2004. As a result of the refinancing, we expensed deferred financing costs associated with the previous lenders of $1.3 million in fiscal year 2004. In addition, we expensed yield maintenance amounts required under previous debt arrangements of $2.2 million in fiscal year 2004 and $1.0 million in fiscal 2003.

      INCOME TAX PROVISION. We recorded a provision for income taxes of $0.8 million for the year ended March 31, 2004 compared to an income tax benefit of $0.3 million recorded for the year ended March 31, 2003. Our effective tax rate is based on the statutory rates in effect in the countries in which we operate. We recorded a provision greater than the statutory tax rate of 34% since we were unable to realize the tax benefits of losses in our Domestic Core Operations for which a previously recorded valuation allowance has been provided.

      LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations totaled $1.6 million in fiscal year 2004 compared to a loss of $4.5 million in fiscal year 2003, an improvement of $2.9 million. The fiscal 2004 improvement was the result of improved revenue levels, improved operating efficiencies and our overall efforts to streamline operations.

      DISCONTINUED OPERATIONS. Loss from discontinued operations, net of income taxes, for the year ended March 31, 2004, was $3.8 million compared to a loss, net of income taxes, of $6.1 million in fiscal year 2003, an improvement of $2.3 million. The loss in fiscal 2004 is primarily attributable to a $3.5 million impairment charge on net assets related to our Middle East Operations.

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

LIQUIDITY AND CAPITAL RESOURCES

      The financing of our ongoing business depends primarily on our ability to generate free cash flow and our ability to cover immediate working capital and other needs through borrowings under our revolving credit facilities. As previously reported, we refinanced and recapitalized our business in March 2004 by selling preferred stock and warrants for $13.0 million, secured subordinated notes and warrants for $14.0 million and entering into a $40.0 million senior secured credit facility. Our secured credit facility provides for a $19.5 million revolving credit facility. For further information concerning our preferred stock, secured subordinated notes and our senior secured credit facility, please see Note 3 - - Long-Term Debt and Note 5 - - Series B Cumulative Redeemable Voting Preferred Stock, notes to consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

      Our ability to raise capital may be impaired by being a non-reporting company. A public reporting company generally has more ready access to public markets for equity and debt financings.

      CASH FLOW. Generally, our primary source of liquidity is our cash flow from operations. In addition, we may supplement our liquidity by accessing our revolving credit facility.

      During fiscal 2005, our continuing operations provided net cash of $1.8 million compared to $1.6 million in fiscal 2004. The $1.8 million of net cash provided by operations in fiscal 2005 was driven by strong net income of $8.5 million as well as depreciation and amortization of $2.8 million. These favorable amounts were offset by the change in the fair value of warrants of $4.3 million, an increase in working capital (exclusive of cash and current debt) of $5.0 million and other changes of $0.2 million. During fiscal 2005, we paid $2.5 million in principal toward our term loan and reduced the principal outstanding under our revolving credit facilities by $2.8 million. Our capital expenditures were $1.3 million in fiscal 2005 compared to $0.5 million in fiscal 2004.

      At March 31, 2005, we had working capital (current assets less current liabilities) of $17.4 million, compared to working capital of $18.7 million at March 31, 2004, a decrease of $1.3 million. Changes in the following items increased our working capital in fiscal 2005. Our accounts receivable increased by $0.7 million in fiscal 2005 due to higher revenue levels in fiscal 2005. Notes receivable increased $1.3 million, reflective of the note we received in connection with the sale of our CSI Coatings Services operation. The note was collected in fiscal 2006. Our prepaid expenses and other current assets increased $1.7 million primarily due to advance funding our U.S. payroll which was payable on April 1, 2005. Our accounts payable increased by $0.3 million due to increased business activity. The increases in our working capital were offset by a decrease in cash ($1.4 million), reduced assets held for sale ($3.6 million), lower inventory ($0.1 million), and lower accrued liabilities and liabilities held for sale ($1.8 million). We used cash at the end of fiscal 2005 to fund our payroll due April 1, 2005. At March 31, 2005 our accrued liabilities and liabilities held for sale were $1.8 million less than on March 31, 2004.

      We believe that cash generated by operations and amounts available under our credit facilities will be sufficient to satisfy our liquidity requirements through at least fiscal 2006.

      SENIOR SECURED CREDIT FACILITY. At March 31, 2005, the amount available for borrowing under our revolving credit facility was $8.5 million. This availability takes into account $0.4 million of outstanding borrowings and $5.3 million in letters of credit outstanding under the revolving credit facility as well as applicable borrowing base limitations.

      At March 31, 2005, the outstanding balance on our term loan was $18.0 million. Our term loan provides that monthly principal payments increase each fiscal year through maturity in fiscal 2009. Accordingly, the portion of the term loan included in short term borrowings and current portion of long-term debt generally increases based on the applicable payment schedule. Conversely, the long-term portion of our term loan decreases over time based on scheduled payments being applied to principal. Further, we are required to make certain mandatory prepayments, including from the proceeds of certain asset sales. The net proceeds of our sale of our CSI Coating Services operations were applied to our term loan in fiscal 2006. Our loan agreement also requires us to maintain certain financial ratios and limits our ability to pay cash dividends, incur additional indebtedness and make investments, including acquisitions, and to take certain other actions specified therein. In addition, our senior secured credit facility requires us to remit and prepay, on an annual basis until our term loan is paid in full, 50% of our excess Cash Flow (as defined in our senior secured credit facility). The first such payment of excess Cash Flow is due in June 2005 and is computed to be $1.6 million. During the fourth quarter of fiscal 2005, we exceeded by $32 thousand the amount of capitalized lease obligations as defined in and permitted under our loan agreement. Our lender agreed to waive the violation that occurred and the parties have entered into an amendment to the loan agreement increasing the amount of capitalized lease obligations permitted thereunder. We were in compliance with all other covenants at March 31, 2005.

      SENIOR SECURED SUBORDINATED NOTES. Our $14.0 million senior secured subordinated notes do not require principal payments. The notes are due on March 29, 2011. The senior secured subordinated note and equity purchase agreement requires us to maintain certain financial ratios and limits our ability to pay cash dividends, incur additional indebtedness, make investments, including acquisitions, and to take certain other actions specified therein. During the fourth quarter of fiscal 2005, we exceeded by $32 thousand the amount of capitalized lease obligations as defined in and permitted under our loan agreement. Our lender agreed to waive the violation that occurred and the parties have entered into an amendment to the loan agreement increasing the amount of capitalized lease obligations permitted thereunder. We were in compliance with all other covenants at March 31, 2005.

      SERIES B CUMULATIVE REDEEMABLE VOTING PREFERRED STOCK. The securities purchase agreement pursuant to which we issued Series B Preferred Stock and a warrant to purchase 12,113,744 of our common shares to CPI for aggregate consideration of $13.0 million requires us to maintain certain financial ratios and limits our ability to incur additional indebtedness, make investments, including acquisitions, and to take certain other actions specified therein. We were in compliance with these covenants at March 31, 2005. In addition, the Series B Preferred Stock is redeemable at the option of the holders of Series B Preferred Stock upon the occurrence of certain events.

            The Series B Preferred Stock accrues cumulative quarterly dividends at an annual rate of 13.5%. In the event we do not maintain certain financial covenants for the twelve months preceding any quarterly dividend payment date, including a covenant to maintain a trailing 12 months Adjusted EBITDA (as defined in the securities purchase agreement) of $12.0 million or more, the annual dividend rate will increase to 16.5% for each subsequent calendar quarter during which we fail to comply with such financial covenants. CPI waived its right to require us to accumulate the dividend at 16.5% with respect to quarterly dividends whose rates are measured by our Adjusted EBITDA for the periods ending September 30, 2004 and December 31, 2004. Our trailing twelve months' Adjusted EBITDA for March 31, 2005 exceeded $12.0 million. There can be no assurance that our Adjusted EBITDA will exceed such amount in the future or that if our Adjusted EBITDA does not exceed such amount we will be able to obtain a waiver of compliance in the future.

      Dividends on the Series B Preferred Stock are payable either (i) in cash if then permitted under the terms of our outstanding senior secured credit facility and/or senior secured subordinated notes or (ii) in additional shares of Series B Preferred Stock. Dividends payable in cash would be paid when, as and if declared by the Board of Directors out of funds legally available there. The terms of our senior financing prohibit, unless approved by the lender, the payment of any cash dividends on the Series B Preferred Stock while such debt is outstanding.

      The Series B Preferred Stock accumulates cumulative quarterly dividends at an annual rate of 13.5%. The dividends are not reflected as a liability or as a reduction to shareholders equity until such time as they are declared. The liquidation value of the Series B Preferred Stock is disclosed on the Consolidated Balance Sheets. As of March 31, 2005, there were accumulated dividends of $1.9 million under the Series B Preferred Stock. None of the accumulated preferred dividends have been declared or paid.

CONTRACTUAL OBLIGATIONS. The following table summarizes our known contractual obligations at March 31, 2005:

                                                         PAYMENTS DUE BY PERIOD
                                          ---------------------------------------------------
                                                      LESS THAN    1 - 3     4 - 5    AFTER 5
(IN THOUSANDS)                              TOTAL     ONE YEAR     YEARS     YEARS     YEARS
                                          ---------   ---------   -------   -------   -------
Indebtedness:
  Revolving Credit Facility, Due 2009     $       4   $       4   $    --   $    --   $    --
  Term Loan, Due 2009                        18,000       6,652    11,348        --        --
  Senior Secured Subordinated Notes(1)       14,000          --        --        --    14,000
  Other Debt Obligations                        136          --       136        --        --
  Management Fee                              2,800         400     1,200       800       400
  Operating Leases                            7,025       2,183     2,692     1,068     1,082
                                          ---------   ---------   -------   -------   -------
Total Contractual Cash
  Obligations                             $  41,965   $   9,239   $15,376   $ 1,868   $15,482
                                          =========   =========   =======   =======   =======

(1) The Senior Secured Subordinated Notes is net of discount of $3,874 as reported on the consolidated financial statements.

      The expected timing of the payments of the obligations above is estimated based on current, known information and does not include employment obligations. The timing of payments and the actual amounts of the payments may be different, depending on various factors, including changes, if any, to agreed-upon amounts for some obligations. Any amounts disclosed as contingent or milestone-based obligations are dependent on the achievement of the milestones or the occurrence of the contingent events and may vary significantly.

RELATED PARTY TRANSACTIONS

      On March 30, 2004, we entered into a services agreement with Wingate Partners III, L.P., an affiliate of CPI. The services agreement provides that Wingate Partners agrees to consult with our Board of Directors in such a manner and on such business and financial matters as would be reasonably requested from time to time by our Board, including financial advisory, management advisory, strategic planning, monitoring and other related services, in exchange for which we will pay an annual non-refundable services fee of $0.4 million payable quarterly in advance, to such persons designated by Wingate Partners. In lieu of paying any quarterly installment of the services fee in cash, we may, at our option, or if we are restricted from paying any such quarterly installment in cash under, or the Board determines that payment of such quarterly installment in cash would result in a default under, the terms of our senior secured credit facility or senior secured subordinated notes, delay payment and accrue any unpaid portion of the services fee, without interest. In fiscal 2005, we paid Wingate Partners III, L.P. $0.4 million in cash for their services. The services agreement has an initial term of eight years, which will automatically renew for successive one year periods thereafter unless either party notifies the other of its desire to terminate the services agreement.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 153 (SFAS 153), Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and amends APB No. 29, Accounting for Nonmonetary Transactions. This statement is effective for us beginning with our first quarter in fiscal 2006. We do not expect the adoption of SFAS 151 to have a material impact on our results of operations, financial position or disclosures.

      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (SFAS 151), Inventory Costs-An Amendment of ARB No. 43, Chapter 4 "Inventory Pricing". SFAS 151 amends and clarifies financial accounting and reporting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under ARB No. 43. This statement is effective for us beginning with our first quarter in fiscal 2006. We do not expect the adoption of SFAS 151 to have a material impact on our results of operations, financial position or disclosures.

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (SFAS 123 - revised), Share-Based Payments. This statement is a revision of FASB No. 123 Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This revision is effective for us beginning with our first quarter in fiscal 2007. We do not expect the adoption of this revision to have a material impact on our results of operations, financial position or disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES

      In the normal course of business, our operations are exposed to continuing fluctuations in foreign currency values and interest rates that can affect the cost of operating and financing. We do not enter into interest rate or foreign currency transactions for speculative purposes.

INTEREST RATE RISK

      Our primary interest rate risk exposure results from our revolving credit and term loan facilities, senior secured subordinated notes and various smaller lines of credit that we maintain with foreign banks. If interest rates were to increase 200 basis points (2%) from March 31, 2005 rates, and assuming no changes in debt from the March 31, 2005 levels, the additional annual interest expense would be approximately $0.6 million.

FOREIGN OPERATIONS AND FOREIGN CURRENCY EXCHANGE RISK

      Our foreign subsidiaries generally conduct business in local currencies. Changes in foreign currency exchange rates could impact the translation of our investments in foreign operations and our foreign currency denominated earnings, cash flows and assets. During fiscal 2005, we recorded a favorable foreign currency translation adjustment of $0.7 million in our stockholders' equity related to net assets located outside the United States. This foreign currency translation adjustment resulted primarily from the weakening of the United States dollar in relation to the Canadian dollar and the British pound. Our foreign operations are also subject to other customary risks of operating in a global environment, such as unstable political situations, the effect of local laws and taxes, tariff increases and regulations and requirements for export licenses, the potential imposition of trade or foreign exchange restrictions and transportation delays.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Corrpro Companies, Inc.:

      We have audited the accompanying consolidated balance sheets of Corrpro Companies, Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corrpro Companies, Inc. and subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

      As discussed in note 1, to the accompanying consolidated financial statements, effective April 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.


      /s/ KPMG LLP

      Cleveland, Ohio

      June 29, 2005

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2005 AND 2004

                                 (In Thousands)

                                     ASSETS

                                                                      2005        2004
                                                                    --------    --------
CURRENT ASSETS:
    Cash and cash equivalents                                       $  1,056    $  2,496
    Accounts receivable, less allowance for doubtful accounts of
        $440 and $664 at March 31, 2005 and 2004, respectively        23,834      23,070
    Note receivable                                                    2,151         768
    Inventories                                                        9,478       9,610
    Prepaid expenses and other                                         7,629       5,943
    Assets held for sale                                                  --       3,645
                                                                    --------    --------
         Total current assets                                         44,148      45,532
                                                                    --------    --------

PROPERTY, PLANT AND EQUIPMENT:

    Land                                                                 512         491
    Buildings and improvements                                         6,032       5,801
    Equipment, furniture and fixtures                                 16,526      15,280
                                                                    --------    --------
                                                                      23,070      21,572
    Less accumulated depreciation                                    (17,110)    (15,876)
                                                                    --------    --------
         Property, plant and equipment, net                            5,960       5,696
                                                                    --------    --------

OTHER ASSETS:
    Goodwill, net                                                     14,352      13,667
    Deferred income taxes                                                267         537
    Deferred financing costs                                           5,670       6,226
    Other assets                                                       1,274       1,748
                                                                    --------    --------
         Total other assets                                           21,563      22,178
                                                                    --------    --------

                                                                    $ 71,671    $ 73,406
                                                                    ========    ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2005 AND 2004

                                 (In Thousands)

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                2005             2004
                                                                                              ---------        ---------
CURRENT LIABILITIES:
    Revolving credit facility                                                                 $       4        $   2,779
    Current portion of long-term debt                                                             6,652            2,500
    Accounts payable                                                                             10,770           10,469
    Accrued liabilities and other                                                                 9,300           10,390
    Liabilities held for sale                                                                        --              683
                                                                                              ---------        ---------
         Total current liabilities                                                               26,726           26,821
                                                                                              ---------        ---------

LONG-TERM DEBT
    Long-term debt, net of current portion                                                       11,484           18,154
    Senior secured subordinated notes, net of discount of
      $3,874 and $4,130 at March 31, 2005 and 2004, respectively                                 10,126            9,870
                                                                                              ---------        ---------
             Total long-term debt                                                                21,610           28,024
                                                                                              ---------        ---------

OTHER LONG-TERM LIABILITIES                                                                       3,896            4,186

WARRANTS                                                                                         12,504           16,830

COMMITMENTS AND CONTINGENCIES                                                                        --               --

SERIAL PREFERRED SHARES
   Serial Preferred Shares issued and outstanding 13 shares of
       Series B Cumulative Redeemable Voting Preferred Stock,
      without par value, liquidation value of $14,857, net of discount                              274              274

  SHAREHOLDERS' EQUITY (DEFICIT):
  Common Shares, voting, no par value, at stated value; 40,000 shares authorized; 8,834 and 8,507 shares issued in 2005 and 2004, respectively;
      8,788 and 8,443 shares outstanding in 2005 and 2004, respectively                           2,361            2,276
    Additional paid-in capital                                                                   46,034           46,266
    Accumulated deficit                                                                         (42,055)         (50,555)
    Accumulated other comprehensive income (loss)                                                   769              (95)
    Common Shares in treasury, at cost;
      46 and 64 shares held in 2005 and 2004, respectively                                         (448)            (621)
                                                                                              ---------        ---------
         Total shareholders' equity (deficit)                                                     6,661           (2,729)
                                                                                              ---------        ---------

                                                                                              $  71,671        $  73,406
                                                                                              =========        =========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003
                      (In Thousands, Except Per Share Data)

                                                                          2005             2004             2003
                                                                        ---------        ---------        ---------
Revenues                                                                $ 134,644        $ 124,630        $ 111,907

Operating costs and expenses:
   Cost of sales                                                           93,149           84,971           76,202
   Selling, general and administrative expenses                            32,281           31,498           34,147
                                                                        ---------        ---------        ---------
Operating income                                                            9,214            8,161            1,558

Other income (expense):
   Change in fair value of warrants                                         4,326               --               --
   Other income                                                               911               --               --
   Interest expense                                                        (5,095)          (9,001)          (6,291)
                                                                        ---------        ---------        ---------
Income (loss) from continuing operations before
   Income taxes                                                             9,356             (840)          (4,733)
Provision (benefit) for income taxes                                        1,200              790             (277)
                                                                        ---------        ---------        ---------
Income (loss) from continuing operations                                    8,156           (1,630)          (4,456)
Discontinued operations:
   Income (loss) from operations, net of income taxes                         468           (3,803)          (8,226)
   Gain (loss) on disposals, net of income taxes                             (124)             (46)           2,095
                                                                        ---------        ---------        ---------
Income (loss) before Cumulative effect of change in accounting
principle                                                                   8,500           (5,479)         (10,587)
Cumulative effect of change in accounting principle                            --               --          (18,238)
                                                                        ---------        ---------        ---------
Net Income (loss)                                                           8,500           (5,479)       $ (28,825)

Dividends attributable to preferred stock                                   1,857               --               --
                                                                        ---------        ---------        ---------
Net income (loss) available to common shareholders                      $   6,643        $  (5,479)       $ (28,825)
                                                                        =========        =========        =========
Earnings (loss) per share - Basic:
   Income (loss) from continuing operations
    (net of dividends attributable to preferred stock)                  $    0.26        $   (0.19)       $   (0.53)
   Discontinued operations                                                   0.04            (0.46)           (0.73)
                                                                        ---------        ---------        ---------
Income  (loss)  before  Cumulative  effect  of  change  in  accounting
principle                                                                    0.30            (0.65)           (1.26)
   Cumulative effect of change in accounting principle                         --               --            (2.17)
                                                                        ---------        ---------        ---------
Net Income (loss)                                                       $    0.30        $   (0.65)       $   (3.43)
                                                                        =========        =========        =========

Weighted average shares outstanding - Basic                                 8,606            8,419            8,387
                                                                        =========        =========        =========

Earnings (loss) per share - Diluted:
   Income (loss) from continuing operations
    (net of dividends attributable to preferred stock)                  $    0.08        $   (0.19)       $   (0.53)
   Discontinued operations                                                   0.01            (0.46)           (0.73)
                                                                        ---------        ---------        ---------
Income (loss) before Cumulative effect of change in accounting
principle                                                                    0.09            (0.65)           (1.26)
Cumulative effect of change in accounting principle                            --               --            (2.17)
                                                                        ---------        ---------        ---------
Net Income (loss)                                                       $    0.09        $   (0.65)       $   (3.43)
                                                                        =========        =========        =========

Weighted average shares outstanding - Diluted                              25,869            8,419            8,387
                                                                        =========        =========        =========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003

                                 (In Thousands)

                                                                                         ACCUMULATED
                                                                                            OTHER
                                               COMMON SHARES                                COMPRE-     COMMON
                                               -------------      ADDITIONAL    ACCUM-      HENSIVE     SHARES
                                                          PAR       PAID-IN     ULATED       INCOME       IN
                                             NUMBER      VALUE      CAPITAL    DEFICIT      (LOSS)    TREASURY    TOTAL
                                             -------   --------   ---------    --------     -------   --------    -------
March 31, 2002                                 8,257   $  2,276   $  46,993    $(16,251)    $(7,002)  $ (2,159)   $23,857
  Comprehensive Loss:
     Net loss                                     --         --          --     (28,825)         --         --    (28,825)
     Write-off Translation adjustment
        related to Discontinued operations        --         --          --          --       3,301         --      3,301
     Write-off of minimum pension liability
        related to Discontinued operations        --         --          --          --         498         --        498
     Cumulative translation adjustment            --         --          --          --       1,606         --      1,606
                                                                                                                  -------
  Total Comprehensive Loss                        --         --          --          --          --         --    (23,420)

  Issuance of 934 Stock Warrants                  --         --         626          --          --         --        626
  Issuance of 151 Treasury Shares                151         --      (1,059)         --          --      1,195        136
                                               -----   --------   ---------    --------     -------   --------    -------
 March 31, 2003                                8,408      2,276      46,560     (45,076)     (1,597)      (964)     1,199
  Comprehensive Loss:
     Net loss                                     --         --          --      (5,479)         --         --     (5,479)
       Minimum pension liability, net
         of tax of $66                            --         --          --          --        (155)        --       (155)
     Cumulative translation adjustment            --         --          --          --       1,657         --      1,657
                                                                                                                  -------
  Total Comprehensive Loss                        --         --          --          --          --         --     (3,977)

  Issuance of 35 Treasury Shares                  35         --        (294)         --          --        343        49
                                               -----   --------   ---------    --------     -------   --------    -------
 March 31, 2004                                8,443      2,276      46,266     (50,555)        (95)      (621)    (2,729)
  Comprehensive Income:

     Net income                                   --         --          --       8,500          --         --      8,500
     Minimum pension liability, net
         of tax of $60                            --         --          --          --         142         --        142
     Cumulative translation adjustment            --         --          --          --         722         --        722
                                                                                                                  -------
  Total Comprehensive Income                      --         --          --          --          --         --      9,364

  Issuance of 327 common shares                  327         85         (82)         --          --         --          3
  Issuance of 18 Treasury Shares                  18         --        (150)         --          --        173         23
                                               -----   --------   ---------    --------     -------   --------    -------
March 31, 2005                                 8,788   $  2,361   $  46,034    $(42,055)    $   769   $   (448)   $ 6,661
                                               =====   ========   =========    ========     =======   ========    =======

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003

                                 (In Thousands)

                                                                               2005             2004             2003
                                                                             --------        ----------       ----------
Cash flows from operating activities:
  Net income (loss)                                                          $  8,500        $   (5,479)      $  (28,825)
  Adjustments to reconcile net income (loss)
    to net cash provided by continuing operations:
    Income (loss) on discontinued operations                                     (344)            3,849            5,823
    Depreciation and amortization                                               2,796             3,449            2,952
    Change in fair value of warrants                                           (4,326)               --               --
    401(k) matching contributions in Treasury shares                               --                --              136
    Minimum pension liability                                                      --                --              498
    Deferred income taxes                                                         161               (38)          (1,014)
    Gain on sale of assets                                                         35                36               --
    Cumulative effect of change in accounting principle                            --                --           18,238
Changes in operating assets and liabilities,
    net of effects of acquisitions:
        Accounts and notes receivable                                          (1,953)            1,204              903
        Inventories                                                               321            (1,077)           1,619
        Prepaid expenses and other                                             (1,573)           (1,668)          (1,140)
        Other assets                                                             (487)             (736)            (438)
        Accounts payable and accrued expenses                                  (1,296)            2,066            3,889
                                                                             --------        ----------       ----------
         Total adjustments                                                     (6,666)            7,085           31,466
                                                                             --------        ----------       ----------
         Net cash provided by continuing operations                             1,834             1,606            2,641
                                                                             --------        ----------       ----------

Cash flows from investing activities:
  Additions to property, plant and equipment                                   (1,313)             (475)            (303)
  Proceeds from disposal of property, plant and equipment                          (9)             (166)             483
                                                                             --------        ----------       ----------
         Net cash provided (used) by investing activities                      (1,322)             (641)             180
                                                                             --------        ----------       ----------

Cash flows from financing activities:
  Net borrowings (payments) from new revolving credit facility                 (2,775)            2,779               --
  Net borrowings (payments) of new term loan                                   (2,518)           20,500               --
  Net proceeds from issuance of Preferred Shares and warrants                      --            12,974               --
  Proceeds from senior subordinated notes and warrants                             --            14,000               --
  Payment of old senior notes                                                      --           (27,108)          (1,609)
  Payment of old revolving credit facility and other debt                          --           (24,500)          (9,707)
  Payment of financing cost                                                        --            (6,200)            (203)
  Net proceeds from issuance of common shares                                      26                49               --
                                                                             --------        ----------       ----------
         Net cash used by financing activities                                 (5,267)           (7,506)         (11,519)
                                                                             --------        ----------       ----------

Effect of changes in foreign currency exchange rates on cash                        9               (16)             154
                                                                             --------        ----------       ----------

Cash provided by discontinued operations                                        3,306             2,053           10,728
                                                                             --------        ----------       ----------

Net increase (decrease) in cash                                                (1,440)           (4,504)           2,184
Cash and cash equivalents at beginning of year                                  2,496             7,000            4,816
                                                                             --------        ----------       ----------
Cash and cash equivalents at end of year                                     $  1,056        $    2,496       $    7,000
                                                                             ========        ==========       ==========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    CORRPRO COMPANIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003

                      (In Thousands, Except Per Share Data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION AND BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Corrpro Companies, Inc. and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain fiscal 2004 and 2003 amounts have been reclassified to conform with the fiscal 2005 presentation.

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

      In the second quarter of fiscal 2004, the Company's Board of Directors approved a resolution to keep the European Operations and remove them from discontinued operations. After careful deliberation, the Board concluded that due to the strength of the local management team, the similar characteristics of the served markets, and the favorable prospects for this business, the Company's value would be enhanced by maintaining its European presence rather than by selling the operations at this time. Therefore, effective in the second quarter of fiscal 2004, the Company reported quarterly and annual results of the European Operations in its continuing operations. Prior-year financial statements have been reclassified to reflect the European Operations as continuing operations.

      In the fourth quarter of fiscal 2005, the decision was made to sell CSI Coating Services, a division of the Company's Corrpro Canada subsidiary. Effective as of the quarter ended March 31, 2005, the CSI Coating Services business is reported as discontinued operations. Prior-year financial statements have been reclassified to reflect CSI Coating Services as discontinued operations, which is also referred to as "assets and liabilities held for sale."

CASH AND CASH EQUIVALENTS

      Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less.

ACCOUNTS RECEIVABLE

      The Company records estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment and specific information such as bankruptcy or liquidity issues of customers. Historically, losses for uncollectible accounts receivable have been within management's estimates. Corrosion control services and products are provided to a large number of customers with no substantial concentration with an individual customer. The Company performs ongoing credit evaluations of its customers' financial condition.

      Accounts receivable are presented net of allowances for doubtful accounts of $440 and $664 at March 31, 2005 and 2004, respectively. Bad debt expense totaled $(18), $193 and $467 in fiscal 2005, 2004 and 2003, respectively. Trade receivables written off, net of recoveries of prior years write-offs, totaled $206, $124 and $1,703 in fiscal 2005, 2004 and 2003, respectively.

INVENTORIES

      Inventories are valued at the lower of cost or market with cost being determined on the first-in, first-out method. Inventories consist of the following at March 31, 2005 and 2004:

                                        2005              2004
                                       -------           -------
Component parts and raw materials      $ 5,055           $ 5,000
Finished goods                           4,423             4,610
                                       -------           -------
                                       $ 9,478           $ 9,610
                                       =======           =======

      Disposals of obsolete inventory, net of proceeds, totaled $71, $84 and $149 in fiscal 2005, 2004 and 2003, respectively.

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed when incurred. The cost and accumulated depreciation for property, plant and equipment sold, retired or otherwise disposed of are removed from the accounts and resulting gains or losses are reflected in income.

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

      Depreciation expense totaled $1,221 $1,292 and $1,729 in fiscal 2005, 2004 and 2003, respectively.

GOODWILL, PATENTS AND OTHER INTANGIBLES

      The Company accounts for goodwill and other intangibles based on Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company completed its initial impairment testing as of April 1, 2002 under SFAS 142 and recorded an impairment loss totaling $18,238 of which $15,058 related to discontinued operations and $3,180 related to continuing operations. The loss is being recognized as the cumulative effect of a change in accounting principle. This impairment testing is also done annually in the fourth quarter and such testing indicated no additional impairment as of March 31, 2005, 2004 and 2003.

      Goodwill balances as of March 31, 2005 totaled $14,352 compared to $13,667 at March 31, 2004. The increase in goodwill was the result of Canadian foreign currency translation adjustments.

      In determining the fair value of the reporting units for SFAS 142, the Company uses the income approach, market approach and the allocation of market capitalization as its measures of valuation to periodically review the impairment of goodwill.

      Included in other assets are amortizable assets consisting primarily of patents, trademarks and covenants not to compete. Such assets, with a net book value of $690 and $888 at March 31, 2005 and 2004, respectively, are amortized on the straight-line method over their estimated useful lives ranging from 4 to 20 years. Amortization expense for such assets totaled $228, $237 and $217 in fiscal 2005, 2004 and 2003, respectively. Amortization expense is anticipated to be approximately $230 for each of the next five fiscal years.

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

REVENUE RECOGNITION

      The Company records income from construction and engineering contracts under the percentage-of- completion method, using costs incurred to date in relation to estimated total costs of the contracts, to measure the stage of completion. Original contract prices are adjusted for change orders and claims when the change order or claim has been approved by the customer. Cost budgets are revised, when necessary, in the amounts that are reasonably estimated based on the Project Leaders' knowledge of the project as well as the Company's historical experience. The cumulative effects of changes in estimated total contract costs and revenues are recorded in the period in which the facts requiring such revisions become known, and are accounted for using the percentage-of-completion method. At the time it is determined that a contract is expected to result in a loss, the entire estimated loss is recorded. Accounts receivable includes $849 and $1,180 at March 31, 2005 and 2004, respectively, of amounts billed but not paid by customers under retainage provisions of contracts. Prepaid expenses and other includes $4,166 and $2,853 at March 31, 2005 and 2004, respectively, of amounts related to costs and estimated earnings in excess of billings on uncompleted contracts. Accrued liabilities and other includes $845 and $1,423 at March 31, 2005 and 2004, respectively, of amounts related to billings in excess of costs and estimated earnings on uncompleted contracts. The Company recognizes revenue from product sales upon shipment and transfer of ownership.

PRODUCT DEVELOPMENT EXPENSES

      Expenditures for product development costs were minimal in fiscal 2005, 2004 and 2003.

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

      For the year ended March 31, 2005, warranty costs were not material to the consolidated financial statements.

INCOME TAXES

      The Company uses the liability method whereby income taxes are recognized during the fiscal year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities. The Company maintains a full valuation allowance for its net domestic deferred tax assets and net operating loss carryforwards. The Company intends to maintain a full valuation allowance for its net domestic deferred tax assets until sufficient positive evidence exists to support the reversal of the remaining reserve. Until such time, except for foreign and state tax provisions, the Company will have no reported tax provision, net of changes in the valuation allowance. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. See Note 7, Income Taxes, Notes to Consolidated Financial Statements of the Company for additional information regarding income taxes.

EARNINGS PER SHARE

      Basic earnings per common share ("EPS") is generally calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. However, the Company's issuance of warrants (see Note 5 - Series B Cumulative Redeemable Voting Preferred Stock), which are considered to be a "Participating Security" by Financial Accounting Standards No. 128 for Earnings Per Share (EPS) calculations, EITF Topic D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings requires those securities be included in the computation of basic EPS if the effect is dilutive. Furthermore, Topic D-95 requires that the dilutive effect to be included in basic EPS be calculated using either the "if-converted" method or the "two-class" method. The Company has elected to use the two-class method. Also, in accordance with the provisions of SFAS No. 128, diluted EPS for the periods with net income have been determined by dividing net income available to common shareholders by the weighted average number of common shares and potential common shares outstanding for the period. Diluted EPS for periods with a net loss is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding.

COMPREHENSIVE INCOME (LOSS)

      Accumulated other comprehensive income (loss) is reported separately from retained earnings and additional paid-in-capital in the Consolidated Balance Sheets. Items considered to be other comprehensive income (loss) include adjustments made for foreign currency translation (under SFAS No. 52) and pensions (under SFAS No. 87).

Components of other accumulated comprehensive income (loss) consist of the following:

                                MARCH 31,               MARCH 31,
                                  2005                    2004
                                ---------               ---------
Translation adjustment          $     782               $      60
Pensions                              (13)                   (155)
                                ---------               ---------
Ending Balance                  $     769               $     (95)
                                =========               =========

Components of comprehensive income (loss) consist of the following:

                                               TWELVE MONTHS ENDED MARCH 31,
                                                 2005                 2004
                                               --------             --------
Net income (loss)                              $  8,500             $ (5,479)
OTHER COMPREHENSIVE INCOME (LOSS):
Translation adjustment                              722                1,657
Pensions                                            142                 (155)
                                               --------             --------

Total comprehensive income (loss)              $  9,364             $ (3,977)
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

STOCK-BASED COMPENSATION

      As permitted by the Statement of Financial Accounting Standard ("SFAS"), No. 123, "Accounting for Stock-Based Compensation," the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25" and related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS No. 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award. The following table illustrates the effect on net income (loss) and income (loss) per common share as if the Black-Scholes fair value method described in SFAS No. 123 had been applied to the Company's stock option plans (for the fiscal years ended):

                                                                               2005         2004          2003
                                                                             --------     --------     ----------
Net income (loss) available to common shareholders:
  As reported                                                                $  6,643     $ (5,479)    $  (28,825)
  Deduct:  Total stock-based employee compensation expense
    determined under fair value based method for all awards                  $  1,069     $    893     $      256
                                                                             --------     --------     ----------
Proforma income (loss) available to common shareholders                      $  5,574     $ (6,372)    $  (29,081)

Basic earnings (loss) per share available to
   common shareholders:
    As reported                                                              $   0.30     $  (0.65)    $    (3.43)
    Pro Forma                                                                $   0.21     $  (0.76)    $    (3.47)

Diluted earnings (loss) per share available to
   common shareholders:
    As reported                                                              $   0.09     $  (0.65)    $    (3.43)
    Pro Forma                                                                $   0.04     $  (0.76)    $    (3.47)

      All options were granted at an exercise price equal to the market price of the Company's common stock at the date of the grant or two times the market price of the Company's common stock at the date of the grant . The weighted-average fair value price at the date of grant for options granted during fiscal 2005, 2004 and 2003 was $2.79, $1.52 and $0.32 per option, respectively. For purposes of this pro forma, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The significant assumptions used were risk-free interest rates ranging from 3.3% to 4.75%, expected volatility of 79.8% for 2005, 118.7% for 2004 and 142.0% for 2003, an expected life of 10 years and no expected dividends. As a result of the change in control in fiscal 2004, 854 options vested.

2.  ASSETS AND LIABILITIES HELD FOR SALE:

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

         Assets and liabilities held for sale consisted of the following at March 31, 2004:

Cash                                            $     2
Accounts Receivable                               1,068
Inventory                                           198
Prepaid Expenses                                     31
Property, plant and equipment, net                1,454
Goodwill and Other Assets                           892
                                                -------
Assets held for sale                            $ 3,645
                                                =======

Current Liabilities                             $   909
Deferred Taxes & Minority Interest                 (226)
                                                -------
Liabilities held for sale                       $   683
                                                =======

    There were no net assets or liabilities held for sale at March 31, 2005.

      Operating gains or losses have been experienced with the disposition of the non-core assets at the time of disposal during implementation of the restructuring plan. Statements of operations for the discontinued operations for the years ended March 31, 2005, 2004 and 2003 are shown below.

                                                                     FOR THE TWELVE
                                                                      MONTHS ENDED
                                                                        MARCH 31,
                                                        ----------------------------------------
                                                          2005              2004          2003
                                                        --------         ---------     ---------
Revenues                                                $  4,806         $  15,512     $  32,622
Operating cost and expenses:
   Cost of sales                                           4,249            11,605        22,222
   Selling, general & administrative expenses                (24)            6,994        16,559
                                                        --------         ---------     ---------
Operating income (loss)                                      581            (3,087)       (6,159)
(Gain) loss on disposal                                      124                46        (2,095)
Interest expense                                             365               930         2,071
                                                        --------         ---------     ---------
Income (loss) from discontinued
   operations before income taxes                             92            (4,063)       (6,135)
Provision for income taxes                                  (252)             (214)           (4)
                                                        --------         ---------     ---------
Income (loss) from discontinued operations              $    344         $  (3,849)    $  (6,131)
                                                        ========         =========     =========

      The Company allocated interest to discontinued operations of $365, $930 and $2,071 for fiscal 2005, 2004 and 2003, respectively, based on estimated proceeds from the discontinued operations dispositions that were used to pay down the Revolving Credit Facility and Senior Notes (see Note 3, Long-Term
Debt). The interest rate used to calculate the interest expense allocated was the weighted average interest rate of the Revolving Credit Facility and Senior Notes.

      In March 2005, we substantially completed the sale of our Canadian Coatings Business and we recorded a note receivable for $2.2 million, which we collected in April 2005 and recognized a net loss of $0.1 million. The net proceeds from this disposition were used to pay down debt in April 2005.

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

3.  LONG-TERM DEBT:

      Long-term debt at March 31, 2005 and 2004 consisted of the following:

                                                          2005              2004
                                                        --------         ---------
Term Loan                                               $ 18,000         $  20,500
Senior Secured Subordinated Notes,
   due 2011, net of discount of $3,874 and
   $4,130 at March 31, 2005 and 2004, respectively        10,126             9,870
Revolving Credit Facility                                      4             2,779
Other                                                        136               154
                                                        --------         ---------
                                                          28,266            33,303
Less: current portion                                      6,656             5,279
                                                        --------         ---------
                                                        $ 21,610         $  28,024
                                                        ========         =========

      On March 30, 2004, the Company entered into a $40,000 revolving credit, term loan and security agreement that expires on March 30, 2009. Initial borrowings were used to repay existing indebtedness. The revolving credit facility provides for a maximum principal amount of $19,500. Borrowings under the revolving credit facility are limited to borrowing base amounts as defined. The interest rate on the revolving credit facility is at prime plus 1.75%, which was 7.50% and 5.75% at March 31, 2005 and 2004, respectively. The Company is also required to pay an unused line fee of 0.75% on the unused portion of the revolving credit facility and a collateral management fee of 0.50% based on the funded portion of the revolving credit facility. The revolving credit facility includes a credit sub-facility of $7,000 for the issuance of standby letters of credit. Standby letter of credit fees are 3.0% on the undrawn face amount of all outstanding standby letters of credit. The Company had $4 thousand and $2,779 outstanding under the revolving credit facility at March 31, 2005 and 2004, respectively. The Company also had $5,321 and $6,141 of outstanding letters of credit as of March 31, 2005 and 2004, respectively. Total availability under the revolving credit facility was $8,523 and $4,528 at March 31, 2005 and 2004, respectively, after giving consideration to the borrowing base limitations under the revolving credit facility. The Company paid $248 and $3,084 in fiscal 2005 and 2004, respectively, for deferred financing costs, which is classified in other assets on the Consolidated Balance Sheets. This amount will be amortized over the life of the debt, using the effective interest rate method.

      The term loan facility provided for an original principal amount of $20,500. The term loan bears interest at prime plus 3.5% subject to a floor of 7.50%. The term loan requires the Company to make monthly principal payments from inception to March 1, 2009. The amount of the monthly payments are fixed, but the monthly amount increases each year. In addition, notwithstanding any other provisions in the revolving credit, term loan and security agreement, the Company is required to pay 50% of its excess cash flow, as defined, each year, starting with the year ending March 31, 2005, to further pay down the term loan. This payment is computed to be $1,556 for the year ended March 31, 2005. The outstanding balance on the term loan was $18,000 and $20,500 at March 31, 2005 and 2004, respectively.

      The Company's payments under the term loan, including the excess cash flow payment for fiscal 2005, for each of the years ended March 31 are scheduled to be:

                           TOTAL      2006     2007    2008     2009     2010
                           --------------------------------------------------
Term Loan, due 2009        $18,000   $6,652   $4,000  $4,500   $2,848     $0

      Borrowings under the revolving credit, term loan and security agreement are secured by a first priority security interest in the Company's domestic and Canadian accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate. The Company has also pledged slightly less than two-thirds of the capital stock of two of its foreign subsidiaries. The agreement requires the Company to maintain certain financial ratios and places limitations on its ability to pay cash dividends, incur additional indebtedness, make investments, including acquisitions, and take certain other actions. During the fourth quarter of fiscal 2005, the Company exceeded by $32 thousand the amount of capitalized lease obligations as defined in and permitted under the loan agreement. The Company's lender agreed to waive the violation that occurred and the parties have entered into an amendment to the loan agreement increasing the amount of capitalized lease obligations permitted thereunder. The Company was in compliance with all other covenants at March 31, 2005.

      On March 30, 2004, the Company entered into a $14,000 senior secured subordinated note and equity purchase agreement. Initial borrowings were used to repay existing indebtedness. The interest rate on the senior secured subordinated notes is 12.5%. The notes do not require principal payments and are due on March 29, 2011. The senior secured subordinated notes are secured by a lien on the Company's domestic and Canadian accounts receivable, inventories, certain intangibles, machinery and equipment and owned real estate subordinated in lien priority only to the liens in favor of the senior lender. In addition, the holder of the senior secured subordinated notes received a warrant to purchase 3,937 shares of the Company's common shares at an exercise price of $.001. A valuation was performed to determine the fair market value of the warrants at March 31, 2004. This value was recorded as a liability on the Company's balance sheet and the debt balance was recorded at a discount. The amount of the discount will be amortized using the effective interest method over the life of the senior secured subordinated debt agreement. The fair market value of the warrant is required to be updated on a quarterly basis. The primary input into this valuation is the market price of the common shares. As the Company's stock price increases, the value of the warrant will increase and as the stock price decreases, the value of the warrant decreases. The change in the value of the warrant will be recorded as income if the stock price decreases, or as expense if the stock price increases. This non-cash charge has the potential to cause volatility in reported results in future periods. In addition, the warrant agreement provides for the warrant to participate in dividend distributions, even if the warrant has not been exercised. However, the warrant is not required to participate in losses. Therefore, the warrant is considered to be a "Participating Security" by Financial Accounting Standards No. 128 for Earnings Per Share (EPS) calculations. This means that the warrant is included in the weighted average share calculation only in periods in which the Company generates net income available to common shareholders. As such, the Company's EPS calculations also have the potential to be volatile. The senior secured subordinated note and equity purchase agreement requires the Company to maintain certain financial ratios and places limitations on its ability to pay cash dividends, incur additional indebtedness, make investments, including acquisitions, and take certain other actions. During the fourth quarter of fiscal 2005, the Company exceeded by $32 thousand the amount of capitalized lease obligations as defined in and permitted under the loan agreement. The Company's lender agreed to waive the violation that occurred and the parties have entered into an amendment to the loan agreement increasing the amount of capitalized lease obligations permitted thereunder. The Company was in compliance with all other covenants at March 31, 2005. Company paid $61 and $1,342 in fiscal 2005 and 2004, respectively, for deferred financing costs related to the senior secured subordinated note, which is classified in other assets on the Consolidated Balance Sheets. This amount will be amortized over the life of the debt, using the effective interest rate method.

      On March 30, 2004, the Company entered into a securities purchase agreement with a purchaser providing for a $13,000 private equity investment. The proceeds were used to repay existing indebtedness. Under the terms of the securities purchase agreement, the Company issued 13,000 shares of newly-created Series B Preferred Stock. In addition, the purchaser received a warrant to purchase 12,114 common shares at an exercise price of $.001. A valuation was performed to determine the fair market value of the warrants at March 31, 2004. This value was recorded as a liability on the Company's balance sheet and the Series B Preferred Stock was recorded net of the value of the warrant. The fair market value of the warrant is required to be updated on a quarterly basis. The primary input into this valuation is the market price of the common shares. As the Company's stock price increases, the value of the warrant will increase and as the stock price decreases, the value of the warrant decreases. The change in the value of the warrant will be recorded as income if the stock price decreases, or as expense if the stock price increases. This non-cash charge has the potential to cause volatility in reported results in future periods. In addition, the warrant agreement provides for the warrant to participate in dividend distributions, even if the warrant has not been exercised. However, the warrant is not required to participate in losses. Therefore, the warrant is considered to be a "Participating Security" by Financial Accounting Standards No. 128 for Earnings Per Share (EPS) calculations. This means that the warrant is included in the weighted average share calculation only in periods in which the Company generates net income available to common shareholders. As such, the Company's EPS calculations also have the potential to be volatile. The securities purchase agreement requires the Company to maintain certain financial ratios and places limitations on its ability to incur additional indebtedness, make investments, including acquisitions, and taker certain other actions. The Company was in compliance with these covenants at March 31, 2005.

      Previous Revolving Credit Facility. In March 1999, the Company entered into an $80,000 revolving credit facility that originally expired on April 30, 2002 (the "Revolving Credit Facility"). Initial borrowings were used to repay existing domestic bank indebtedness. Through a series of subsequent amendments, the size of the Revolving Credit Facility was reduced to $26,400 and the expiration date was extended to March 31, 2004. Borrowings under the Revolving Credit Facility were limited to borrowing base amounts as defined. The Revolving Credit Facility provided for interest on borrowings at prime plus 5.0% and required the Company to pay a facility fee of 1.0% on the commitment amount. The Revolving Credit Facility was repaid on March 30, 2004. The Company expensed deferred financing costs of $225 for the twelve months ended March 31, 2004.

      Senior Notes. In January 1998, the Company issued, through a private placement, $30,000 of Senior Notes that were due 2008 (the "Senior Notes"). Through a series of subsequent amendments, the terms and conditions of the Senior Notes were modified to, among other things, change the interest rate payable on the Senior Notes and to defer certain principal payments thereunder. The Senior Notes, as amended, provided for interest at 11.35% until March 31, 2004. The Senior Notes were repaid on March 30, 2004. The Company expensed deferred financing costs of $1,026 for the twelve months ended March 31, 2004.

      Within the Senior Notes Agreement was a yield maintenance amount provision, which ensured that the lender was paid the entire interest amount of the Senior Notes. The yield maintenance amount provisions applied to certain optional prepayments of principal under the Senior Notes and provided that the Senior Notes were subject to prepayment, in whole at any time or from time to time in part, at the option of the Company, at 100% of the principal amount so prepaid plus interest thereon to the prepayment date and the yield maintenance amount, if any, with respect to each Senior Note. Any partial prepayment of the Senior Notes, which met certain criteria, were applied against the principal amount of the Senior Notes scheduled to become due in the inverse order of maturity thereof. The Company paid and expensed yield maintenance amounts of $2,085 for the twelve months ended March 31, 2004 as interest expense on the Consolidated Statement of Operations.

      The Company believes that cash generated by operations and amounts available under its credit facilities will be sufficient to satisfy its liquidity requirements through at least fiscal 2006.

      Cash paid for interest totaled $3,715, $4,966 and $6,083 for fiscal years 2005, 2004, and 2003, respectively.

4.  EARNINGS PER SHARE:

      Basic earnings per common share ("EPS") is generally calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding. However, the Company's issuance of warrants (see Note 5-- Series B Cumulative Redeemable Voting Preferred Stock), which are considered to be a "Participating Security" by Financial Accounting Standards No. 128 for Earnings Per Share (EPS) calculations, EITF Topic D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings requires those securities be included in the computation of basic EPS if the effect is dilutive. Furthermore, Topic D-95 requires that the dilutive effect to be included in basic EPS be calculated using either the "if-converted" method or the "two-class" method. The Company has elected to use the two-class method. Also, in accordance with the provisions of SFAS No. 128, diluted EPS for the periods with net income have been determined by dividing net income available to common shareholders by the weighted average number of common shares and potential common shares outstanding for the period. Diluted EPS for periods with a net loss is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding.

      Basic earnings per share using the two-class method are calculated as follows:

Basic EPS -- Two-Class Method:

                                                                  2005               2004        2003
                                                                --------           -------     ---------
Net income (loss) available
  to common shareholders                                        $  6,643           $(5,479)    $ (28,825)
 Less: Income (loss) from discontinued operations                    344            (3,849)       (6,131)
                                                                --------           -------     ---------
 Less: Cumulative effect of change in accounting principle            --                --       (18,238)
                                                                --------           -------     ---------
                                                                $  6,299           $(1,630)      $(4,456)

Amount allocable to common shareholders (1)                         34.9%            100.0%        100.0%

Rights to undistributed income                                  $  2,198           $(1,630)    $  (4,456)

Basic earnings per share from continuing operations             $   0.26           $ (0.19)    $   (0.53)
                                                                ========           =======     =========

(1) Basic weighted average
         common shares outstanding                                 8,606             8,419         8,387
                                                                                               =========
     Weighted average additional common shares
         assuming exercise of warrants                            16,051                --            --
                                                                --------           -------     ---------
     Weighted average common equivalent
         shares assuming warrants exercised                       24,657                --         8,387

     Amount allocable to common shareholders                        34.9%            100.0%        100.0%
                                                                ========           =======     =========

Diluted EPS:

                                                                  2005               2004         2003
                                                                --------           -------     ---------
Net income (loss) available
  to common shareholders                                        $  6,643           $(5,479)    $ (28,825)
 Less: Income (loss) from discontinued operations                    344            (3,849)       (6,131)
                                                                --------           -------     ---------
 Less: Cumulative effect of change in accounting principle            --                --       (18,238)
                                                                --------           -------     ---------
                                                                   6,299            (1,630)       (4,456)
 Less: Change in fair value of warrants                            4,326                --            --
                                                                --------           -------     ---------
                                                                   1,973            (1,630)       (4,456)
                                                                                   -------
Amount allocable to common shareholders                            100.0%            100.0%        100.0%

Rights to undistributed income                                  $  1,973           $(1,630)    $  (4,456)

Diluted earnings per share from continuing operations           $   0.08           $ (0.19)    $   (0.53)
                                                                ========           =======     =========

Weighted average common shares outstanding                         8,606             8,419         8,387
Dilutive effect of assumed exercise
    of previous lender warrants                                    1,066                --            --
Dilutive effect of warrants                                       16,051                --            --
Dilutive effect of stock options                                     146                --            --
                                                                --------           -------     ---------
Diluted weighted average shares outstanding                       25,869             8,419         8,387
                                                                ========           =======     =========

5. SERIES B CUMULATIVE REDEEMABLE VOTING PREFERRED STOCK:

            The Series B Preferred Stock will accrue cumulative quarterly dividends at an annual rate of 13.5%. The dividends are not reflected as a liability or as a reduction to shareholders equity until such time as they are declared. The liquidation value of the Series B Preferred Stock is disclosed on the Consolidated Balance Sheets. None of the accumulated preferred dividends have been declared or paid. In the event the Company does not maintain certain financial covenants for the twelve months preceding any quarterly dividend payment date, the annual dividend rate will increase to 16.5% for each subsequent calendar quarter during which the Company fails to comply with such financial covenants.

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

      In addition to the foregoing, the approval of the holders of a majority of the outstanding Series B Preferred Stock, voting separately as a class, is required to:

      - amend, modify or alter any provision of the Amended Articles or the Amended Code of Regulations that adversely affect the rights of the holders of the Series B Preferred Stock;

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

6.  LEASES:

      The Company leases certain office and warehouse space and equipment under operating leases and capital leases, which expire at various dates through 2015. Future minimum rental payments under long-term lease agreements are as follows:
$2,233 in 2006, $1,686 in 2007, $1,103 in 2008, $621 in 2009, $447 in 2010 and
$1,084 after 2010 with a cumulative total of $7,174. In addition, the Company rents other properties on a month-to-month basis.

      Total rental expense was $4,625, $4,384 and $4,364 for fiscal 2005, 2004 and 2003, respectively.

7.  INCOME TAXES:

         Components of income (loss) from continuing operations before income taxes as follows:

                               2005             2004             2003
                             -------          --------         --------
United States                $ 4,408          $ (3,713)        $ (4,633)
Foreign                        4,948             2,873             (100)
                             -------          --------         --------
                             $ 9,356          $   (840)        $ (4,733)
                             =======          ========         ========

         Components of the provision for income taxes for continuing operations by jurisdiction follow:

                                                2005             2004             2003
                                              -------           -------         --------
Current  -- Federal                           $  (473)          $    24         $     --
         -- State and local                        --                --              120
         -- Foreign                             1,403               821              542
                                              -------           -------         --------
                                                  930               845              662
Deferred -- Federal                                --                --               --
         -- State and local                        --                --               --
         -- Foreign                               270               (55)            (939)
                                              -------           -------         --------
                                                  270               (55)            (939)
                                              -------           -------         --------
                                              $ 1,200           $   790          $  (277)
                                              =======           =======         ========

      Differences between the statutory United States federal income tax rate (34%) and the effective income tax rate for continuing operations are as follows:

                                                2005              2004            2003
                                              -------           -------         --------
Federal income tax provision (benefit)
  at statutory rate                           $ 3,181           $  (286)        $ (1,609)
State income taxes, net                            --               (82)              78
Foreign tax rate differential                     (23)             (211)             761
Change in warrant liability                    (1,471)               --               --
Meals and entertainment                           167               151              169
Valuation allowance                              (375)            1,210              364
Other                                            (279)                8              (40)
                                              -------           -------         --------
Effective income tax                          $ 1,200            $  790         $   (277)
                                              =======           =======         ========

      Temporary differences and carryforwards which give rise to deferred tax assets and liabilities were comprised of the following at March 31, 2005 and 2004:

                                                2005             2004
                                               ------          -------
DEFERRED TAX ASSETS
  Bad debts                                    $  130          $   183
  Other accruals                                  982              899
  Uniform cost capitalization                      15               19
  Accrued expenses                              1,029            1,031
  Pension and other benefit accruals              689              718
  Minimum tax credit                              557              557
  Federal net operating loss carryforwards      4,460            2,877
  State net operating loss carryforwards          895              772
  Other                                           388            1,573
                                               ------        ---------
         Total deferred tax assets              9,145            8,629

                                                 2005             2004
                                               --------         --------
DEFERRED TAX LIABILITIES
  Property, plant and equipment                    (172)            (274)
  Other                                            (103)            (635)
                                               --------         --------
         Total deferred tax liabilities            (275)            (909)
                                               --------         --------
Valuation allowance                              (8,603)          (7,183)
                                               --------         --------
Total net deferred taxes                       $    267         $    537
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

      Undistributed earnings of foreign subsidiaries amounted to $21,361 as of March 31, 2005. Deferred income taxes are not provided on these earnings as it is intended that these earnings are indefinitely re-invested in these entities. On October 2, 2004, The American Jobs Creation Act (AJCA) was signed into law. The AJCA allows for a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. The Company has not yet evaluated the effects of the repatriation provision. Therefore, the amounts considered for repatriation and the potential amount of income tax have not been determined.

      The Company had state net operating loss carryforwards and federal net operating loss carryforwards, which expire through 2023. The Company also has federal credit carryforwards relating to non-expiring alternative minimum tax credits. As a result of the refinancing and recapitalization transaction Corrpro experienced a change of control for income tax purposes as defined in U.S. tax law. As such, our net operating loss carryforwards available for use are limited as defined in section 382 of the U.S. tax code. Accordingly, the deferred tax asset associated with the federal net operating loss carryforwards, was reduced by $4,183 in fiscal 2004, as well as the corresponding valuation allowance.

      Cash paid for income taxes totaled $720, $1,394 and $552 for fiscal 2005, 2004 and 2003, respectively.

8.  EMPLOYEE BENEFIT PLANS:

      The Company's European Operations has a contributory defined benefit pension plan. Employees of such foreign subsidiary no longer accrue benefits under the plan, however, the Company continues to be obligated to fund prior period benefits. The Company funds the plan in accordance with recommendations from independent actuaries. Pension benefits generally depend on length of service and job grade.

      The following table sets forth the change in benefit obligation, change in plan assets, funded status, Consolidated Balance Sheets presentation, net periodic pension benefit cost and the relevant assumptions for the Company's defined benefit pension plan at March 31:

                                                 2005             2004
                                               --------         --------
Change in benefit obligation:
  Benefit obligation at beginning of year      $  6,794         $  5,168
    Service cost                                     --               --
    Interest cost                                   356              288
    Assumption change                               (57)             (88)
    Effects of currency translation                 182              886
    Benefits paid                                  (161)             540
                                               --------         --------
Benefit obligation at end of year              $  7,114         $  6,794

                                                                                2005             2004
                                                                              -------          --------
Change in plan assets
  Fair value of plan assets at beginning of year                              $ 4,253          $  3,031
    Employer contributions                                                        342               253
    Benefits paid                                                                (161)              (88)
    Effects of currency translation                                               109               504
    Investment return                                                             429               553
                                                                              -------          --------
  Fair value of plan assets at end of year                                    $ 4,972          $  4,253

Funded status                                                                 $(2,142)         $ (2,541)

Amounts recognized in Consolidated Balance Sheets
  Accrued benefit liability                                                   $(2,123)         $ (2,320)
  Minimum pension liability                                                       (19)             (221)

                                                                               2005             2004              2003
                                                                              -------          --------         --------
Net periodic pension benefit cost
  Service cost                                                                $    --          $     --         $     --
  Interest cost                                                                   356               288              247
  Expected return on assets                                                      (271)             (215)            (274)
  Net amortization and deferral                                                   --                 --              749
                                                                              -------          --------         --------
Net periodic pension cost                                                     $    85          $     73         $    722

Weighted-average assumptions as of March 31
  Discount rate                                                                  5.30%             5.25%            5.00%
  Long-term rate of return on plan assets                                        6.30%             6.50%            8.00%
  Rate of increase in compensation level                                          N/A               N/A              N/A

Plan Assets

         The Company's weighted-average plan asset allocations by asset category were as follows:

                           2005             2004
                           ----             ----
Equity securities           49%              55%
Debt securities             29%              27%
Real estate                  0%               0%
Other - cash                22%              18%

      In determining the investment policies and strategies for plan assets, the Company periodically receives professional investment advice. At the most recent review it was decided that the Company's asset allocation was overweight in equities. As a result, future Company contributions to the scheme are being invested in cash and debt securities as opposed to equities.

      The Company's equity investments comprise a consensus fund index. This fund is based on the average UK pension fund's asset distribution, comprising a broad spread of investments across the UK, Europe, North America and Asia.

      The Company's debt securities comprise a gilt fund, consisting of UK government-issued debt, together with a corporate bond fund.

      The expected long-term rate of return on assets are as follows:

Equity securities -     8.0%
Debt securities   -     5.0%
Other - cash      -     4.0%

      The long-term expected return on equity securities has been taken as a real return of 5.0%, together with an inflation assumption of 3.0%. The long-term expected return on debt securities has been taken as the current yield on a mix of gilts and investment grade corporate bonds, while the rate for cash has been based on the current short-term UK inter-bank lending rate.

      The Company expects to contribute approximately $330 to this plan in the year ending March 31, 2006.

      Future benefit payments are expected to be paid as follows: $129 in 2006, $137 in 2007, $168 in 2008, $200 in 2009, $214 in 2010 and $ 1,520 in years 2011 to 2015.

      The Company also maintains the Corrpro Companies, Inc. 401(k) Savings Plan for all eligible employees in the United States under Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make contributions to the plan. In addition, the plan permits matching contributions. Effective October 1, 2000, the Company began matching employee contributions with treasury shares. Effective April 6, 2002, the Company suspended the Company match and no matching contributions were made with respect to fiscal 2004. Effective May 1, 2004 the Company reinstated its Company match whereby the Company matches a portion of employees' contributions in cash. For fiscal year 2004 the Company issued 0 treasury shares for the Company's matching portion. Total matching contributions in cash and treasury shares totaled $210, $0 and $199 in fiscal 2005, 2004 and 2003, respectively.

      The Company has entered into an agreement with one of its former executives, which provides, among other things, that such employee shall be eligible to receive retirement income, with a lifetime survivor benefit, in an amount equal to 50% of base salary. The Company has provided for this deferred compensation benefit in the accompanying Consolidated Balance Sheets.

9. SHAREHOLDERS' EQUITY:

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

   Warrants

      On March 30, 2004, the Company completed a recapitalization that resulted in the issuance of warrants to its Series B Preferred Stockholder (see Note 3 -
- Long-Term Debt) exercisable for 12,114 common shares. The warrants are exercisable any time after March 30, 2004 until March 30, 2014. The warrants are for duly authorized, validly issued, fully paid and nonassessable shares, at a purchase price of $0.001 per share. In addition, the warrant agreement provides for the warrant to participate in dividend distributions, even if the warrant has not been exercised. However, the warrant is not required to participate in losses. Therefore, the warrant is considered to be a "Participating Security" by Financial Accounting Standards No. 128 for Earnings Per Share (EPS) calculations. This means that the warrant is included in the weighted average share calculation only in periods in which the Company generates net income available to common shareholders.

      On March 30, 2004, the Company completed a recapitalization that resulted in the issuance of warrants to its Senior Secured Subordinated Note holder (see
Note 3 - Long-Term Debt) exercisable for 3,937 common shares. The warrants are exercisable any time after March 30, 2004 until March 30, 2011. The warrants are for duly authorized, validly issued, fully paid and nonassessable shares, at a purchase price of $0.001 per share. In addition, the warrant agreement provides for the warrant to participate in dividend distributions, even if the warrant has not been exercised. However, the warrant is not required to participate in losses. Therefore, the warrant is considered to be a "Participating Security" by Financial Accounting Standards No. 128 for Earnings Per Share (EPS) calculations. This means that the warrant is included in the weighted average share calculation only in periods in which the Company generates net income available to common shareholders.

      During fiscal 2005, 325 warrants issued to its previous lenders under its previous Revolving Credit Facility and Senior Notes were exercised. The warrants issued to the previous Revolving Credit Facility lender permitted the lender to purchase 467 shares at a purchase price of $0.01 per share exercisable any time after July 31, 2003 until September 23, 2012 and the warrant issued to the Senior Notes lender permitted the lender to purchase 467 shares at a purchase price of $0.01 per share exercisable any time after July 31, 2003 until September 23, 2012. For purposes of financial reporting, the warrants were valued at $313 each and the aggregate amount of $626 increased paid-in-capital and reduced short-term and long-term debt. In connection with refinancing and recapitalization, effective March 30, 2004, the warrants were subject to certain adjustments and as a result they each were adjusted upward by 227 shares outstanding at a new adjusted exercise price of $0.00631.

10. STOCK PLANS:

      In June 1999, the Company adopted an Employee Stock Purchase Plan under which employees have a systematic long-term investment opportunity to own Company shares. Shareholder approval for such adoption was obtained on July 22, 1999. The Employee Stock Purchase Plan has been suspended.

      The Company has options outstanding under various option plans including the 2004 Long-Term Incentive Plan (the "2004 Option Plan"), the 1997 Long-Term Incentive Plan (the "1997 Option Plan") and the 1997 Non-Employee Directors' Stock Option Plan (the "1997 Directors Plan"). The Company's 1994 Corrpro Stock Option Plan (the "1994 Plan") and the 1994 Corrpro Outside Directors' Stock Option Plan (the "Directors Plan") were terminated upon adoption of the 1997 Option Plan and the 1997 Directors Plan. In addition, prior to its initial public offering in September 1993, the Company issued stock options under various arrangements.

      The 2004 Option Plan was adopted on June 10, 2004, subject to shareholder approval, which was obtained on August 26, 2004. The 2004 Option Plan provides for the granting of up to 4,543 incentive stock options, non-qualified stock options, reload options, restricted stock, stock appreciation rights, restricted stock units, performance awards, dividend equivalent rights or other awards to officers, key employees and consultants of the Company. The option price per share will generally be the fair market value of the Company's common shares on the date of grant or higher and the term of the options will not exceed 10 years. The 2004 Option Plan will terminate on June 10, 2014.

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

      Shares for issuance under equity compensation plans do not include the Company's 2001 Non-Employee Directors' Stock Appreciation Rights Plan which has not been approved by its shareholders. Under this plan, non-employee directors received a one-time grant of vested stock appreciation rights as part of their compensation for serving as directors. The stock appreciation rights entitle each eligible director to be paid in cash, subject to the applicable terms and conditions of the grant, on or after May 17, 2006, the amount of appreciation in the fair market value of 10,000 common shares between May 17, 2001 and May 17, 2006. Currently, three former non-employee directors hold such stock appreciation rights.

      Stock option activity for the Company during fiscal 2005, 2004, and 2003 was as follows:

          NUMBER OF SHARES                  2005          2004          2003
--------------------------------------     -------       -------       ------
Options outstanding, beginning of year       1,352         1,399        1,303
Granted                                      3,260           108          270
Exercised                                      (20)          (35)           -
Expired, canceled or surrendered            (1,400)         (120)        (174)
                                           -------       -------       ------
Outstanding, end of year                     3,192         1,352        1,399
                                           -------       -------       ------

Exercisable, end of year                       835         1,226          270
Available for grant, end of year             1,351           289          248

Price range of options:
   Granted                                 $  0.88 to    $  1.52 to    $ 0.32 to
                                           $  3.98       $  1.69       $ 1.24

   Exercised                               $  0.32 to    $  0.32 to       N/A
                                           $  1.69       $  0.59

   Options outstanding, end of year        $  0.32 to    $  0.32 to    $ 1.30 to
                                           $ 12.00       $ 13.78       $13.78

      Of the options shares outstanding at March 31, 2005, 3,168 shares outstanding were in a price range of $0.32 to $3.98. The remaining 24 option shares outstanding were at a price range from $5.94 to $12.00.

11. BUSINESS SEGMENTS:

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

      The Company has organized its operations into three business segments:
Domestic Core Operations, Canadian Operations and European Operations. The Company's former non-core domestic, Middle East, Asia Pacific and CSI Coating Services are reported as discontinued operations. Its business segments and a description of the products and services they provide are described below:

      Domestic Core Operations. The Company's Domestic Core Operations segment provides products and services, which include corrosion control, coatings and pipeline integrity and risk assessment. The Company provides these products and services to a wide-range of customers in the United States in a number of industries, including energy, utilities, water and wastewater treatment, chemical and petrochemical, pipelines, defense and municipalities. In addition, this segment provides coatings services to customers in the entertainment, aerospace, transportation, petrochemical and electric power industries, as well as the United States military. Finally, the Domestic Core Operations segment includes a production facility in the United States that assembles and distributes cathodic protection products, such as anodes, primarily to the United States market. Revenues relating to this segment totaled $90,358 (or 67% of consolidated revenues), $87,493 (or 70% of consolidated revenues) and $79,251 (or 71% of consolidated revenues) during fiscal 2005, 2004 and 2003, respectively. The Domestic Core operations had goodwill of $5,485 at March 31, 2005 and $6,460 at March 31, 2004.

      Canadian Operations. The Company's Canadian Operations segment provides corrosion control, pipeline integrity and risk assessment services to customers in Canada that are primarily in the oil and gas industry. These customers include pipeline operators and petrochemical plants and refineries. The Canadian Operations segment has a production facility that assembles products such as anodes and rectifiers. Revenues relating to this segment totaled $27,937 (or 21% of consolidated revenues), $24,071 (or 19% of consolidated revenues) and $19,254 (or 17% of consolidated revenues) during fiscal 2005, 2004 and 2003, respectively. The Canadian operations had goodwill of $8,867 at March 31, 2005 and $8,100 at March 31, 2004.

      European Operations. The Company's European Operations segment provides corrosion control products and services to customers in the petroleum, utility, industrial, marine and offshore markets, as well as to governmental entities in connection with their infrastructure assets. Revenues relating to this segment totaled $16,349 (or 12 % of consolidated revenues), $13,066 (or 11% of consolidated revenues) and $13,402 (or 12% of consolidated revenues) during fiscal 2005, 2004 and 2003, respectively. The European operations had no goodwill as of March 31, 2005 and 2004, respectively.

            Financial information relating to the Company's operations by segment are presented below:

                                        2005        2004        2003
                                      ---------   ---------   ---------
Revenue:
  Domestic Core Operations            $  90,358   $  87,493   $  79,251
  Canadian Operations                    27,937      24,071      19,254
  European Operations                    16,349      13,066      13,402
                                      ---------   ---------   ---------
                                      $ 134,644   $ 124,630   $ 111,907
                                      =========   =========   =========

Operating Income (Loss):
  Domestic Core Operations            $  13,779   $  14,088   $  10,659
  Canadian Operations                     5,525       4,153       3,634
  European Operations                     1,531         947        (865)
  Corporate Related Costs and Other     (11,621)    (11,027)    (11,870)
                                      ---------   ---------   ---------
                                      $   9,214   $   8,161   $   1,558
                                      =========   =========   =========

                                                          2005       2004       2003
                                                        --------   --------   --------
Total Assets:
  Domestic Core Operations                              $ 32,256   $ 23,181
  Canadian Operations                                     25,144     32,626
  European Operations                                      8,202      7,448
  Corporate Related Assets and Other                       6,069      6,506
  Assets held for Sale                                         -      3,645
                                                        --------   --------
                                                        $ 71,671   $ 73,406
                                                        ========   ========
Capital Expenditures:
  Domestic Core Operations                              $   (883)  $   (323)  $   (190)
  Canadian Operations                                       (191)       (36)       (48)
  European Operations                                        (50)       (28)       (45)
  Corporate Related Capital Expenditures                    (189)       (88)       (20)
                                                        --------   --------   --------
                                                        $ (1,313)  $   (475)  $   (303)
                                                        ========   ========   ========

Depreciation and Amortization:
  Domestic Core Operations                              $  1,593   $    989   $  1,747
  Canadian Operations                                        503        247        281
  European Operations                                         48         82        103
  Old Lender Warrants                                          -        409          -
  Corporate Related Depreciation and Amortization            652      1,722        821
                                                        --------   --------   --------
                                                        $  2,796   $  3,449   $  2,952
                                                        ========   ========   ========

12. LEGAL MATTERS:

      ASSESSMENT STANDARD. During fiscal 2001, the Company discovered that a former employee used an incorrect assessment standard in connection with the evaluation of whether certain underground storage tanks located at as many as 67 sites were eligible for upgrade using cathodic protection. Such evaluations were done using one of the approved assessment methodologies. The tanks at these sites, which are located in five states, were subsequently upgraded using cathodic protection, which arrests corrosion. These tanks are also subject to ongoing leak detection requirements. Based on the Company's review of available information and governmental records, the Company believes that there have not been any releases from the affected tanks as a result of the actions of the former employee. The Company has contacted, and in October and November 2000 met with, officials from the Environmental Protection Agency ("EPA") and officials from the corresponding environmental protection agencies of the five states involved to discuss this matter. It is the Company's understanding that none of the states or the EPA intend to take any enforcement action as a result of the use of the inaccurate standard by the former employee. The Company is currently working with the states to develop and implement field investigation procedures to assess the current status of the affected sites. The Company has completed certain field investigation procedures in three of the states in which affected sites are located. The Company has been informed by one of the other states that, based on continuing monitoring and leak detection procedures already required to be performed by site owners and operators, no additional field work procedures will be required in that state. There are no currently outstanding claims or demands that have been asserted by any of the affected owners and operators.

      COMPLIANCE ORDER. In January 2003, the Company received a Consolidated Compliance Order and Notice of Potential Penalty from the Louisiana Department of Environmental Quality pursuant to which the department alleges that the Company's foundry operations failed to submit required storm water monitoring information as required by law. The alleged failure relates to periods subsequent to the cessation of the Company's foundry operations. The Company has appealed the matter and the department has agreed to engage an informal resolution of the matter. Subject to execution of the appropriate documents, the parties have agreed to settle this matter.

      The Company is subject to other legal proceedings and claims from time to time which arise in the ordinary course of business.

13. RELATED PARTY TRANSACTIONS:

      On March 30, 2004, we entered into a services agreement with Wingate Partners III, L.P. ("Wingate Partners"), an affiliate of CorrPro Investments, LLC. The services agreement provides that Wingate Partners agrees to consult with the Board of Directors in such a manner and on such business and financial matters as would be reasonably requested from time to time by the Board, including financial advisory, management advisory, strategic planning, monitoring and other related services, in exchange for which we will pay an annual non-refundable services fee of $400 payable quarterly in advance, to such persons designated by Wingate Partners. In lieu of paying any quarterly installment of the services fee in cash, we may, at our option, or if we are restricted from paying any such quarterly installment in cash under, or the Board determines that payment of such quarterly installment in cash would result in a default under, the terms of our new senior secured credit facility or senior secured subordinated notes, delay payment and accrue any unpaid portion of the services fee, without interest. For the year ended March 31, 2005 the Company paid Wingate Partners III, L.P. $400 in cash for their services. The services agreement will have an initial term of eight years, which term will automatically renew for successive one year periods thereafter unless either party notifies the other of its desire to terminate the services agreement.

      SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Results of Operations (Unaudited):

      The following is a summary of the unaudited quarterly results of operations of the Company for the fiscal years ended March 31, 2005 and 2004. The sum of the quarterly per share figures does not equal annual per share figures due to rounding.

             Three Months Ended                   06/30/04     09/30/04    12/31/04    03/31/05     Total
----------------------------------------------    --------     --------    --------    --------     -----
(In Thousands, Except per Share Data)
Revenues                                          $ 33,094     $ 35,757    $ 35,315    $ 30,478    $134,644

Operating income (loss)                              2,581        3,026       2,530       1,077    $  9,214

Net Income (loss) from continuing operations       (10,579)       9,043       5,548       4,144       8,156

Net income (loss)                                  (10,633)       9,854       5,415       3,864       8,500

Earnings (loss) per share - Basic:
    Income (loss) from continuing operations      $  (1.25)    $   1.07    $   0.63    $   0.47    $   0.26
    Net income (loss)                                (1.26)        1.17        0.62        0.44        0.30

Weighted average number of shares - Basic            8,443        8,453       8,752       8,778       8,606

Earnings (loss) per share - Diluted:
    Income (loss) from continuing operations      $  (1.25)    $   0.35    $   0.21    $   0.16    $   0.08
    Net income (loss)                                (1.26)        0.38        0.21        0.15        0.09

Weighted average number of shares - Diluted          8,443       25,876      25,853      25,846      25,869

             Three Months Ended                   06/30/03     09/30/03    12/31/03    03/31/04     Total
----------------------------------------------    --------     --------    --------    --------     -----
(In Thousands, Except per Share Data)
Revenues                                          $ 31,218     $ 32,932    $ 32,209    $ 28,271    $124,630

Operating income (loss)                              2,842        3,400       2,859        (940)      8,161

Net Income (loss) from continuing operations         1,152        1,351         739      (4,872)     (1,630)

Net income (loss)                                      833       (1,880)        442      (4,874)     (5,479)

Earnings (loss) per share - Basic:
    Income (loss) from continuing operations      $   0.14     $   0.16    $   0.09    $  (0.58)   $  (0.19)
    Net income (loss)                                 0.10        (0.22)       0.05       (0.58)      (0.65)

Weighted average number of shares - Basic            8,408        8,408       8,420       8,436       8,419

Earnings (loss) per share - Diluted:
    Income (loss) from continuing operations      $   0.12     $   0.14    $   0.08    $  (0.52)   $  (0.19)
    Net income (loss)                                 0.09        (0.20)       0.05       (0.52)      (0.65)

Weighted average number of shares - Diluted          9,383        9,356       9,361       9,353       8,419

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Controls and Procedures.

      Following the commencement of an internal review of its accounting records and procedures and the investigation initiated by our Audit Committee of the Board of Directors in connection with the restatement process (the "Audit Committee Investigation"), we made a number of significant changes that strengthened the internal controls over our financial accounting, reporting and disclosure procedures (the "Reporting and Disclosure Procedures"). These changes included, but were not necessarily limited to, (i) communicating clearly and consistently a tone from senior management regarding the proper conduct in these matters, (ii) strengthening the North American financial management organizational reporting chain, (iii) requiring stricter account reconciliation standards, (iv) updating and expanding the distribution of our business conduct questionnaire, (v) requiring quarterly as well as annual business units written representations, (vi) expanding the financial accounting procedures in the current year, (vii) commencing a comprehensive, team-based process to further assess and enhance the efficiency and effectiveness of our financial processes, including support efforts which better integrate current and evolving financial information system initiatives, and addressing any remaining weaknesses, and
(viii) establishing an internal audit function.

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

(c) Inherent Limitations on the Effectiveness of Controls.

      A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, a control system is subject to implementation based on the cost effectiveness of such controls. Further, because of the inherent limitations in all control systems, including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place. Over time, controls may become inadequate because of changes in conditions, or deterioration of the degree of compliance with the policies or procedures. Due to the inherent limitation of control systems, misstatements due to error or fraud may occur and not be detected. Given such inherent limitations, the Senior Officers and other members of our management do not expect our disclosure controls or procedures to prevent all possible instances of error and fraud.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

JOSEPH P. LAHEY, Age 58, Mr. Lahey has been a director and Corrpro's President and Chief Executive Officer since May 2004. Prior to joining Corrpro, Mr. Lahey served as Chairman, President and Chief Executive Officer of Pluris Capital Advisors, Inc., a private investment firm, from 2002 to April 2004. From 1996 until 2002, Mr. Lahey was President and Chief Executive Officer of Furmanite Worldwide, Inc., a specialty technical services firm delivering a broad portfolio of engineering solutions to the energy and power supply chain markets for the maintenance of offshore and land-based drilling operations, pipelines, refineries and power generation facilities. Mr. Lahey previously held senior executive positions with leading firms that serve other major markets in which Corrpro is active, including six years experience as President and Chief Executive Officer of Barnard and Burk Group, Inc., a supplier of fabrication, engineering construction and maintenance services to the process industry. Mr. Lahey received his Bachelor of Science in Mechanical Engineering and M.B.A. from the University of Pittsburgh.

MICHAEL K. BAACH, Age 50, Mr. Baach has been Executive Vice President of Corrpro since April 1993. Prior to that he served as our Senior Vice President from 1992 until April 1993. Before that, Mr. Baach was Vice President of Sales and Marketing since our formation in 1984.

DAVID H. KROON, Age 55, Mr. Kroon has been Executive Vice President of Corrpro since April 1993. Prior to that he served as Senior Vice President from our formation in 1984 to April 1993.

BARRY W. SCHADECK, Age 54, Mr. Schadeck has been Executive Vice President of Corrpro since June 1995 and President of Corrpro Canada, Inc., our wholly-owned subsidiary, since its formation in May 1994. Before joining us, Mr. Schadeck served as President since April 1993 and Chief Financial Officer since 1979 of Commonwealth Seager Group, our wholly-owned subsidiary, since 1993.

ROBERT M. MAYER, Age 42, Mr. Mayer has been Senior Vice President, Chief Financial Officer and Treasurer of Corrpro since November 2002. Prior to that, Mr. Mayer served as our Vice President and Corporate Controller from August 2000, Assistant Treasurer from January 2002 and Assistant Corporate Controller from January 1998 until August 2000. Prior to that, Mr. Mayer was with Premier Farnell PLC, most recently as Director of Finance. Mr. Mayer has prior experience with Ernst & Young, where he was an Audit Manager.

JOHN D. MORAN, Age 47, Mr. Moran has been our General Counsel since December 1996, Secretary since January 2002, Senior Vice President since July 2000. He served as our Assistant Secretary from December 1996 to January 2002 and Vice President from October 1998 until July 2000. Prior to that, Mr. Moran was in-house counsel and Secretary for Sealy Corporation for 10 years and served as Secretary. Mr. Moran also has prior experience with Grant Thornton, where he was a senior tax accountant.

JAY I. APPLEBAUM, Age 43, Mr. Applebaum has been a director of Corrpro since March 2004. Mr. Applebaum is a Principal of various Wingate entities, including the indirect general partner of each of Wingate Partners II, L.P. and Wingate Partners III, L.P. Mr. Applebaum joined Wingate in 1989. Prior to joining Wingate, Mr. Applebaum participated in the formation of Plexus Financial Services, Inc., a holding company for various printing and service related businesses. Prior to joining Plexus Financial Services, Mr. Applebaum was employed by Salomon Brothers Inc where he served with the firm's Merger and Acquisition Group in New York. Mr. Applebaum has previously served as a director of other privately held Wingate portfolio companies. Mr. Applebaum received his B.B.A. from the University of Texas at Austin.

THOMAS P. BRIGGS, Age 57, Mr. Briggs has been a director of Corrpro since September 2004. Prior to that time, Mr. Briggs was Senior Vice President, Chief Financial Officer, and Secretary for Horizon Organic Holding Corporation, a publicly held organic food company, from 2000 until its recent sale in 2004. From 1990 to 2000, he was Vice

President Finance for Leprino Foods Company, a privately held food manufacturer. In addition to positions he held with two Big Four accounting firms, Mr. Briggs served as Vice President and Chief Financial Officer for Calvin Exploration and for Energetics, Inc., both publicly traded oil and gas exploration companies, and for Sanford Homes Corporation, a privately held homebuilder and land developer.

JAMES A. JOHNSON , Age 51, Mr. Johnson has been Chairman of Corrpro's Board of Directors since March 2004. Mr. Johnson is a Principal of various Wingate entities, including the indirect general partner of each of Wingate Partners II, L.P. and Wingate Partners III, L.P. Mr. Johnson joined Wingate in 1990. From 1980 to 1990, Mr. Johnson was a Principal with Booz-Allen & Hamilton, an international management consulting firm. Mr. Johnson has served as a director of United Stationers Inc., a publicly held wholesale distributor of office products, and Kevco, Inc., a publicly held distributor of building products to the manufactured housing industry, which filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code on February 2, 2001. Mr. Johnson currently serves as a director of several other privately held Wingate portfolio companies. Mr. Johnson received his B.S. in Industrial Engineering from Stanford University and his M.B.A. from the Stanford Graduate School of Business.

JEFFREY N. MACDOWELL, Age 40, Mr. MacDowell has been a director of Corrpro since August 2004. Mr. MacDowell has been a Principal with American Capital Strategies, Ltd., a publicly-traded buyout and mezzanine fund with capital resources exceeding $3 billion, since April 2001. From July 1998 to April 2001, Mr. MacDowell was Vice President -- -- Finance and Corporate Development of Dynamex Inc., a publicly-traded provider of same-day delivery and logistics services with $250 million in revenues. Mr. MacDowell currently serves on the board of directors of three privately held companies. Mr. MacDowell graduated magna cum laude from Southern Methodist University with a Bachelor of Science in Mechanical Engineering.

EMILIO T. PENA, Age 49, Mr. Pena has been a director of Corrpro since August 2004. Mr. Pena currently serves as President and Chief Executive Officer of both Illumina Energy Group LP ("Illumina") and Emil T. Pena Interests, Inc. ("EPII"). Illumina is an energy services technology and power marketing company focused on providing energy consulting, aggregation and management, as well as information management and power generation development to the rapidly expanding and changing United States and Mexico markets. EPII is a government affairs company representing clients at the federal, state and local levels as well as in Mexico and Latin America. Mr. Pena previously served in the U.S. Department of Energy from March 2000 to January 2001 as the Deputy Assistant Secretary for the Office of Natural Gas and Petroleum Technology, Office of Fossil Energy. In this position, he was responsible for administering oil and gas programs, including research and development, planning and environmental analysis, and import and export activities. From 1985 to 2000, Mr. Pena headed EPII. Mr. Pena was the Assistant Director, Public Affairs Field Operations at Atlantic Richfield Company from 1981 to 1985. Mr. Pena also served in various public affairs positions at the Miller Brewing Company and LoVaca Gathering Company. Mr. Pena's professional affiliations and civic activities include U.S., Mexico Chamber of Commerce board, NARUC/DOE Energy Market Access Partnership board, Texas Mid-Continent Oil and Gas Association, and Latin American Management Association board. Mr. Pena holds an M.A. in Environmental Management from the University of Texas, San Antonio, Texas, and a Bachelor of Arts in Political Science, History and Sociology from Texas A&I University, Kingsville, Texas.

JASON H. REED, Age 37, Mr. Reed has been a director of Corrpro since March 2004. Mr. Reed is a Principal of various Wingate entities, including the indirect general partner of each of Wingate Partners II, L.P. and Wingate Partners III, L.P. Mr. Reed joined Wingate in 1998. Prior to joining Wingate, Mr. Reed was a Case Leader at Boston Consulting Group, an international management consulting firm. Over the course of his six-year career in consulting, Mr. Reed worked on numerous projects in the area of corporate strategy and operational improvement. Mr. Reed serves as a director for two privately held Wingate portfolio companies. Mr. Reed received his B.S. in Economics and Finance from Oklahoma State University, his M.S. in Finance from the London School of Economics, and his M.B.A. from the Harvard Business School.

WILLIAM R. SEELBACH, Age 57, Mr. Seelbach has been a director of Corrpro since August 2004. Mr. Seelbach is currently the President and Chief Executive Officer of the Ohio Aerospace Institute ("OAI"), a non-profit organization whose mission is to assist Ohio's aerospace industry through collaborative research, education and training. Prior to joining OAI in 2003, Mr. Seelbach was the President of Brush Engineered Materials, Inc. ("BEM"), a $500 million New York Stock Exchange ("NYSE") company focused on high performance engineered materials. At BEM, Mr. Seelbach had direct responsibility for its beryllium and beryllium alloy businesses, including BEM's mining and refinery operations, its copper beryllium alloy businesses and all of BEM's international operations. Mr. Seelbach held senior executive positions within BEM since 1998. From 1986 to 1998, Mr. Seelbach was the Chairman and Chief Executive Officer of Inverness Partners, a limited liability company whose purpose was to acquire Midwestern manufacturing companies. Mr. Seelbach is a member of the Board of Directors of OMNOVA Solutions, Inc., a $750 million NYSE company that is a major innovator of decorative and functional surfaces, emulsion polymers and specialty chemicals. Mr. Seelbach is also a director of several privately held manufacturing companies. He holds an M.B.A. from the Stanford Graduate School of Business and a Bachelor of Science degree in Electrical Engineering and Operations Research from Yale University.

STANFORD SPRINGEL, Age 58, Mr. Springel has been a director of Corrpro since August 2004. Mr. Springel is a Managing Director at Alvarez & Marsal Holdings, LLC, a global professional services firm that specializes in leading troubled companies through the turnaround, restructuring, and bankruptcy processes. Prior to joining Alvarez & Marsal in January 2003, Mr. Springel provided similar services as an independent contractor to companies experiencing financial difficulties. In the past five years, Mr. Springel has worked with a variety of companies and industries, generally in the role of Chief Executive Officer or Chief Restructuring Officer, including SLI Holdings International LLC, a manufacturer and supplier of lighting systems; Cannondale Corporation, a leading manufacturer of high-end bicycles; U.S. Aggregates, Inc., an integrated construction materials business with aggregate, asphalt and ready-mixed concrete operations; and Omega Environmental, Inc., a provider of construction, maintenance, and environmental services to gasoline stations. Mr. Springel is a member of the board of directors of three privately held companies, SLI Holdings International, LLC, London Fog Industries, Inc. and Pinebrook Capital. Mr. Springel received his Bachelor of Arts degree from Dickinson College.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Based on a review of reports filed by our directors, executive officers and beneficial holders of 10% or more of our shares, and upon information provided by those persons, all SEC stock ownership reports required to be filed by those reporting persons with respect to Fiscal 2005 our last fiscal year were timely made, with the exception that the Form 4, Statement of Changes in Beneficial Ownership of Securities, filed on August 6, 2004 for Mr. George A. Gehring, Jr. was inadvertently filed late.

CODE OF CONDUCT AND CODE OF ETHICS

      Corrpro has adopted a Code of Conduct applicable to all directors, officers and employees of the company. In addition, we have adopted a Code of Ethics for Senior Financial Officers, applicable to the Chief Executive Officer, the Chief Financial Officer, the Controller, and any other person performing similar functions. The Code of Ethics is available at Corrpro's website at www.corrpro.com. Any amendments to the Code of Ethics, and any waivers of its provisions with respect to the Chief Executive Officer, the Chief Financial Officer, the Controller, and any other person performing similar functions, will be posted on Corrpro's website at www.corrpro.com.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary of Compensation

      The following table sets forth the annual and long-term compensation paid or accrued for the benefit of our named executive officers for services rendered to Corrpro during fiscal years 2005, 2004, and 2003.

                           SUMMARY COMPENSATION TABLE

LONG TERM

           ANNUAL COMPENSATION                                                                COMPENSATION
----------------------------------------------------------------------------------------     ---------------
                                                                  OTHER
                                                                 ANNUAL      SECURITIES
   NAME AND PRINCIPAL        FISCAL                              COMPEN-     UNDERLYING        ALL OTHER
        POSITION              YEAR       SALARY      BONUS       SATION        OPTIONS       COMPENSATION(1)
------------------------     ------     --------    --------     -------     -----------     ---------------
        Joseph P. Lahey       2005      $261,250    $ 60,000           -         400,000     $         1,398
Chief Executive Officer       2004             -           -           -               -                   -
        and President(2)      2003             -           -           -               -                   -

          Joseph W. Rog       2005        23,750           -           -         479,250             311,319
 Chairman of the Board,       2004       285,000     100,000           -          45,000                   -
Chief Executive Officer       2003       285,000           -           -               -                 877
        and President(3)

       Michael K. Baach       2005       180,000       5,000                     273,250              52,679
         Executive Vice       2004       180,000      85,500           -          18,750                   -
              President       2003       180,000           -           -          10,000                 554

         David H. Kroon       2005       170,000      45,000                     263,875              51,746
         Executive Vice       2004       170,000      85,000           -          18,750                   -
              President       2003       170,000           -           -          10,000                 523

        Robert M. Mayer       2005       150,000      20,000                     205,750              50,995
 Senior Vice President,       2004       150,000      85,500                           -                   -
Chief Financial Officer       2003       150,000           -                      20,000                 120
          And Treasurer

      Barry W. Schadeck       2005       180,000      56,000                     308,250              50,000
         Executive Vice       2004       180,000      75,000           -               -                   -
President and President       2003       180,000           -           -          10,000                   -
of Corrpro Canada, Inc.

------------
(1) Pursuant to the Amendment and Termination Agreements described below under "Employment and Change and Control Agreements," as partial consideration to the executives who forfeited all rights to payment under the Change in Control Agreements, in fiscal 2005 the Company made a payment of $50,000 each to Messrs. Rog, Baach, Kroon, Schadeck and Mayer. The amount above includes severance paid for fiscal 2005 in connection with the termination of Mr. Rog's ($261,250) employment contract. The balance of the respective total amounts in this column for each individual represents matching contributions under Corrpro's 401(k) retirement savings plan.

(2) Effective May 3, 2004, Mr. Lahey joined Corrpro as its Chief Executive Officer and President.

(3) Effective March 30, 2004, Mr. Rog resigned as Chairman of the Board, but remained a member of the Board with a term expiring at the 2004 Annual Meeting held on August 26, 2004. Effective May 3, 2004, Mr. Rog resigned as Chief Executive Officer and President of Corrpro.

                        Option Grants in Last Fiscal Year

      The following table provides information regarding the grant of stock options to each of the named executive officers in fiscal 2005.

                                        INDIVIDUAL GRANTS                     POTENTIAL REALIZABLE VALUE AT
                     ------------------------------------------------------      ASSUMED ANNUAL RATES OF
                                                                              STOCK PRICE APPRECIATION FOR
                                                                                     OPTION TERM(2)
                     NUMBER OF        PERCENT OF
                     SECURITIES      TOTAL OPTIONS
                     UNDERLYING       GRANTED TO      EXERCISE
                     OPTION(S)       EMPLOYEES IN    PRICE PER   EXPIRATION
NAME                 GRANTED(1)       FISCAL 2005      SHARE        DATE         5%             10%
-----------------    ----------      -------------   ---------   ----------   --------   ------------------
Joseph P. Lahey         200,000           6.2           1.99     07/07/2014   $250,300           $  634,310
                        200,000           6.2           3.98     07/07/2014    500,600            1,268,619
Joseph W. Rog           114,000           3.5           1.99     07/07/2014    142,671              361,556
                        114,000           3.5           3.98     07/07/2014    285,342              723,113
                        206,250(3)        6.4           2.55     06/30/2011    330,759              838,209
                         45,000(3)        1.4           1.52     03/30/2008     43,016              109,012
Michael K. Baach        108,500           3.4           1.99     07/07/2014    135,788              344,113
                        108,500           3.4           3.98     07/07/2014    271,576              688,226
                         56,250(3)        1.8           2.55     06/30/2011     90,207              228,602
David H. Kroon          108,500           3.4           1.99     07/07/2014    135,788              344,113
                        108,500           3.4           3.98     07/07/2014    271,576              688,226
                         46,875(3)        1.5           2.55     06/30/2011     75,173              190,502
Robert M. Mayer         101,750           3.1           1.99     07/07/2014    127,340              322,705
                        101,750           3.1           3.98     07/07/2014    254,680              645,410
                          2,250           0.1           2.55     06/30/2011      3,608                9,144
Barry W. Schadeck       108,500           3.4           1.99     07/07/2014    135,788              344,113
                        108,500           3.4           3.98     07/07/2014    271,576              688,226
                         91,250(3)        2.8           2.55     06/30/2011    146,336              370,844

-----------------
(1) The options are subject to the terms of the applicable option agreements and the provisions of the Corrpro 2004 Long-Term Incentive Plan. The options exercisable at $1.99 per share and $3.98 per share shown in the table above vest in equal annual increments on the first, second, third, fourth and fifth anniversaries of the grant date. The options exercisable at $2.55 per share shown in the table above fully vested on July 8, 2004. The options exercisable at $1.52 shown in the table above vest in equal annual increments on the first, second and third anniversaries of November 19, 2004.

(2) The potential realizable value set forth in the table above illustrates the values that would be realized upon exercise of the option immediately prior to the expiration of its term, assuming the specified compounded rates of appreciation on the common shares over the term of the option. The use of the assumed 5% and 10% annual rates of stock price appreciation is established by the SEC. The ultimate value of the options depends on actual future prices of the common shares. Market conditions and other factors can influence those future values, and the amounts shown above are not intended by Corrpro to forecast possible appreciation of the price of the common shares.

(3) The options shown in the table above were issued pursuant to the terms of the Termination and Amendment Agreement described under the caption "Employment Agreements and Change in Control."

                   AGGREGATED OPTION EXERCISES IN FISCAL 2005
                        AND MARCH 31, 2005 OPTION VALUES

      The following table provides information regarding the exercise of options by each of the named executive officers during fiscal 2005 and the number of unexercised stock options held at March 31, 2005 by each of the named executive officers.

                                                 NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                 UNDERLYING OPTIONS AT         IN-THE-MONEY OPTIONS AT
                        SHARES                      MARCH 31, 2005                MARCH 31, 2005
                       ACQUIRED     VALUE
      NAME           ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE(1) UNEXERCISABLE
-----------------    -----------   --------   -----------   -------------   -------------  -------------
Joseph P. Lahey          None         N/A               0         400,000      $    0         $     0
Joseph W. Rog            None         N/A         221,250         258,000           0               0
Michael K. Baach         None         N/A          72,500         229,500       4,500               0
David H. Kroon           None         N/A          63,125         229,500       4,500               0
Robert M. Mayer          None         N/A          18,917         206,833       7,500           1,500
Barry W. Schadeck        None         N/A         101,250         217,000       4,500               0

Employment and Change in Control Agreements

      Until May 3, 2004, Mr. Rog served as Corrpro's Chief Executive Officer and President. Mr. Rog was employed under an employment agreement, as amended, dated November 2, 2000. In connection with Corrpro's March 2004 refinancing and recapitalization and the termination of Mr. Rog's Change in Control Agreement, Mr. Rog's November 2000 employment agreement was replaced with an employment agreement effective as of March 30, 2004. In accordance with its provisions, the March 2004 employment agreement was terminated, subject to certain provisions which survived termination, in May 2004.

      The applicable employment agreements provided for the payment of Mr. Rog's base salary and such other compensation as determined by the Board of Directors from time to time. Other compensation included bonuses, stock options and incentive compensation.

--------
(1) Includes certain options that terminated effective June 28, 2004 in connection with the refinancing and recapitalization of Corrpro. The number of options that so terminated with respect to each named executive officer was Mr. Rog (234,250), Mr. Baach (73,250), Mr. Kroon (63,875), Mr. Schadeck (108,250)
and Mr. Mayer (5,750).

      The agreements provided that Mr. Rog may not compete with Corrpro during the term of the agreements and for as long as Mr. Rog receives retirement income payments from Corrpro. Mr. Rog had earned the right to receive retirement income with a lifetime survivor benefit to his spouse in an amount equal to 50% of his base salary (commencing on the first day of the month following the termination of the severance payments described below) provided that certain conditions are satisfied. In accordance with an employment agreement between Corrpro and Mr. Rog dated March 30, 2004, Mr. Rog resigned as President and Chief Executive Officer, effective May 3, 2004.

      Mr. Rog became entitled to severance as consideration for his execution of an Agreement and General Release in connection with his resignation. Corrpro is obligated to pay two years of severance at the rate of Mr. Rog's base salary and auto allowance in effect at the time of his resignation, plus a payment equal to one full year's participation in Corrpro's annual bonus plan for our fiscal year ended March 31, 2004 at the 100% level. Mr. Rog received a bonus of $100,000 for fiscal 2004. Mr. Rog is eligible to earn and be paid 1/12 year's participation in Corrpro's annual bonus plan in effect during fiscal 2005, to be paid within the time period prescribed by such plan. Mr. Rog and his spouse are entitled to continue any medical or other insurance coverage in effect at the time of resignation for a period of twenty-four months, subject to the terms of the applicable Corrpro sponsored plan.

      In November 2000, Corrpro and each of Messrs. Baach and Kroon signed employment agreements, under which each serves as an Executive Vice President. In November 2002, Corrpro and Mr. Mayer signed an employment agreement, under which he serves as a Senior Vice President. Each of these agreements are effective through March 31, 2006 and provide for the payment of base salaries, subject to annual adjustment, severance payments approximately equal to two years' (one year, in the case of Mr. Mayer) salary plus benefits in the event of termination without cause, medical and other insurance coverage, disability benefits and participation in Corrpro's annual bonus plan. Mr. Schadeck's services are provided through one of Corrpro's Canadian subsidiaries. This subsidiary has engaged Mr. Schadeck under a management services agreement which provides for base level compensation and bonuses based on performance. The agreements with the named executive officers generally restrict the officers from competing for two years (one year, in the case of Mr. Mayer) following termination.

      Mr. Lahey became Corrpro's Chief Executive Officer and President on May 3, 2004. Mr. Lahey is employed under an employment agreement having an initial term through April 30, 2006, which has been extended through April 30, 2007 in accordance with applicable renewal provisions. Under this agreement, Mr. Lahey serves as Corrpro's Chief Executive Officer and President as well as a director of Corrpro. The agreement provides for Mr. Lahey to be nominated as a Corrpro director for so long as he serves as Corrpro's Chief Executive Officer.

      Mr. Lahey's employment agreement provides for his base salary, vacation, participation in Corrpro's annual incentive bonus plan with a target payout of 50% of his base salary, automobile allowance, temporary living allowance, reimbursement of certain travel expenses, participation in Corrpro sponsored employee benefit and executive benefit plans, and participation in other welfare and fringe benefit plans. Mr. Lahey is entitled to a grant of stock options (as described below) and such other compensation as determined by the Board of Directors from time to time. Mr. Lahey's base salary is subject to annual review.

      Pursuant to the terms of Mr. Lahey's employment agreement, Corrpro issued to Mr. Lahey an option to purchase 200,000 common shares with an exercise price equal to $1.99 and an option to purchase 200,000 common shares with an exercise price equal to $3.98.

      Mr. Lahey may not compete with Corrpro during the term of the agreement and for as long as Mr. Lahey receives severance payments from Corrpro. Corrpro may terminate Mr. Lahey's employment for good cause (as defined in the agreement), in which case Corrpro will pay Mr. Lahey his base salary earned through termination and auto allowance, if any, with no further obligation to him except as required by law.

      Corrpro may have to pay severance to Mr. Lahey if specified events occur. These events include termination of his employment at a time when Corrpro is in breach of its obligations under the agreement or termination of the agreement by Corrpro without good cause. If termination occurs, Corrpro must pay two years of severance at the rate of Mr. Lahey's base salary and auto allowance, if any, in effect at the time of termination. Mr. Lahey also would be entitled to continue any medical or other insurance coverage in effect at the time of termination for a period of twenty-four months.

      In November 2000, Corrpro entered into Change of Control Agreements with a number of executive officers, including Messrs. Rog, Baach, Kroon and Schadeck in order to retain these individuals in the event of a change in control. Such change in control agreements obligated Corrpro to make aggregate payments in excess of $2.5 million to these individuals in the event of a change in control. Effective October 23, 2003, Corrpro and the named executive officers, who were represented by independent counsel, negotiated and executed Amendment and Termination Agreements with respect to the change in control agreements. Pursuant to the Amendment and Termination Agreements, the executives forfeited all rights to payment under the Change in Control Agreements upon the satisfaction of certain closing conditions in connection with the refinancing and recapitalization of the company.

      Pursuant to the terms of the Amendment and Termination Agreements:

      - the employment agreements of each of these executives were extended from March 31, 2005 to March 31, 2006;

      - Corrpro reserved an amount of common shares for issuance upon exercise of existing and future stock options that may be granted to employees, officers and directors from time to time, but which, in the aggregate, shall not exceed the amount as provided in the 2004 Long-Term Incentive Plan;

      - each of these executives was issued new options to purchase 200,000 shares of Corrpro's common shares; on July 8, 2004 the Company issued to each of these executives 100,000 options at an exercise price of $1.99 and 100,000 options at an exercise price of $3.98; new options were issued to such executives equal to the number of previously granted options that expired pursuant to their terms because of the change in control effected by the March 2004 refinancing and recapitalization; and

      -     each of these executives received a $50,000 cash bonus during fiscal
            2005.

BOARD COMPENSATION

Retainer and Fees

      During our last fiscal year, Corrpro paid non-employee directors (unless waived) an annual retainer of $20,000. Corrpro also paid non-employee directors (unless waived) $1,000 ($1,200 for a committee chairperson) for each in-person Board or committee meeting attended and $350 ($550 for a committee chairperson) for each telephonic Board or committee meeting attended. Each of Messrs. Applebaum, Briggs, Johnson, MacDowell, Pena, Reed, Seelbach and Springel currently qualify as non-employee directors for purposes of retainers and fees. Pursuant to a waiver of compensation letter, however, Messrs. Applebaum, Johnson, and Reed waived and relinquished their rights to any and all claims to receive cash compensation or equity securities for their services as director until the earlier of the last day of their service as a director designated to receive cash compensation or equity securities for his services as a director by the holders of the Series B Preferred Stock and the last day of their employment with Wingate and /or its affiliates. Mr. MacDowell also qualifies as a non-employee director for purposes of retainers and fees. Mr. MacDowell, however, receives the same compensation as Messrs. Applebaum, Johnson and Reed pursuant to the terms of the Note and Equity Purchase Agreement between Corrpro and ACAS and has also similarly waived his rights to receive cash compensation or equity securities for his services as a director. Corrpro also reimburses all of its directors for reasonable out-of-pocket expenses incurred in attending Board and committee meetings.

      Under the 2001 Non-Employee Directors' Stock Appreciation Rights Plan, which became effective May 17, 2001, a one-time grant of vested stock appreciation rights was made to non-employee directors then serving on the Board at an exercise price of $2.10 per share. The stock appreciation rights entitle each participant to be paid in cash, subject to the applicable terms and conditions of the grant, on or after May 17, 2006, the amount of appreciation in the fair market value over the exercise price of 10,000 Corrpro common shares between May 17, 2001 and May 17, 2006.

Deferred Compensation Plan

      Eligible directors may elect to defer payment of all or any part of their retainer and fees under the Deferred Compensation Plan for Outside Directors. Participating directors elect an investment model which determines the return on their deferred funds. The investment model can include common shares. Deferred portions are payable in a lump sum, over a period of five (5) years or over a period of ten (10) years. The director specifies in advance the date on which payments will begin. Payments may be accelerated if the director dies or becomes disabled.

Outside Directors' Stock Option Plan

      Under the 2004 Long-Term Incentive Plan of Corrpro Companies, Inc. (the "2004 Long-Term Incentive Plan"), that was approved by the shareholders at the Company's 2004 Annual Meeting, each non-employee director is eligible for an award of a non-qualified stock option for 10,000 common shares immediately upon becoming a non-employee director. On September 30th of each calendar year, each non-employee director is also eligible for an award of a non-qualified stock option for 7,500 common shares if the non-employee director was not first elected to serve on the Board of Directors of Corrpro within the twelve (12) months immediately preceding such date and is serving as a non-employee director on such date and the date immediately following such date. Awards made to non-employee directors shall be with terms and conditions otherwise consistent with the provisions of the 2004 Plan.

      Each of Messrs. Applebaum, Johnson, Reed and MacDowell currently qualify as non-employee directors for purposes of the 2004 Long-Term Incentive Plan. As stated above, however, Messrs. Applebaum, Johnson, Reed and MacDowell waived and relinquished their rights to any and all claims to receive cash compensation or equity securities for their services as director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

DIRECTORS AND NAMED EXECUTIVE OFFICERS

      The following table presents information known to Corrpro about the beneficial ownership of the common shares as of June 17, 2005, unless otherwise indicated, by (i) each of the named executive officers of Corrpro; (ii) each director of Corrpro; and (iii) all of the directors and executive officers as of June 17, 2005 as a group.

      The number and percentage of the common shares beneficially owned is determined under the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any common shares for which a person has sole or shared voting power or investment power and also any common shares underlying options, warrants or convertible securities that are exercisable or convertible by that person within 60 days of June 17, 2005.

Unless otherwise indicated in the footnotes, each person listed in the following table has sole voting power and investment power over the shares of Common Stock listed as beneficially owned by that person. Percentage of beneficial ownership is based on 8,787,843 common shares outstanding on June 17, 2005.

                               AMOUNT AND NATURE OF    PERCENT OF COMMON SHARES
NAME OF BENEFICIAL OWNER       BENEFICIAL OWNERSHIP     BENEFICIALLY OWNED(1)
------------------------       --------------------    -----------------------
Jay I. Applebaum(2)                  12,113,744                 58.0%
Michael K. Baach(3)                     225,746                  2.5
Thomas P. Briggs                              -                    -
James A. Johnson(2)                  12,113,744                 58.0
David H. Kroon(4)                       355,852                  4.0
Joseph P. Lahey(5)                       80,000                    *
Jeffrey N. MacDowell                          -                    -
Robert M. Mayer(6)                       70,336                    *
Emilio T. Pena                                -                    -
Jason H. Reed(2)                     12,113,744                 58.0
Joseph W. Rog(7)                        571,095                  6.3
Barry W. Schadeck (8)                   144,650                  1.6
William R. Seelbach                      15,000                    *
Stanford Springel                             -                    -
All directors and executive
officers as a group
(15 persons) (9)                     13,566,731                 62.7

------------------------------
* Less than one percent (1%).

(1) An individual's percentage of common shares beneficially owned is not equal to such individual's percentage of total voting power because the beneficial ownership calculation does not include the voting power of the shares of Series B Preferred Stock and includes shares that may be acquired within 60 days of June 17, 2005, through the exercise of stock options. As of June 17, 2005, 100% of the Series B Preferred Stock issued on March 30, 2004 was outstanding. Therefore, under the terms of the Articles, the holders of the Series B Preferred Stock have the right, voting with the holders of the common shares as a single class, to cast a number of votes equal to approximately 51% of the total voting power of Corrpro.

(2) CPI is the record holder of a warrant to purchase up to 12,113,744 common shares of Corrpro. Wingate Affiliates III, L.P. ("Affiliates") and Wingate Partners III, L.P. ("WPIII") are members of CPI. Wingate Management Company III, L.P.("WMC") is the general partner of WPIII. Wingate Management Limited III, LLC ("WML") is the general partner of Affiliates and WMC. Messrs. Applebaum, Johnson and Reed are Principals and Managers of WML. Messrs. Applebaum, Johnson and Reed also serve as directors of Corrpro. Each of WPIII, WMC, WML, Affiliates and Messrs. Applebaum, Johnson and Mr. Reed may be deemed to be the indirect beneficial owner of the common shares that may be acquired by CPI upon exercise of the warrant. Each such person expressly disclaims any such beneficial ownership. Pursuant to the Amended and Restated Limited Liability Company Agreement of CPI, (i) Affiliates, in its capacity as a member of CPI, may acquire direct beneficial ownership of 392,135 of such shares within 60 days of June 17, 2005 and (ii) WPIII, in its capacity as a member of CPI, may acquire direct beneficial ownership of 9,337,967 of such shares within 60 days of June 17, 2005. See the Form 3 and Form 13D jointly filed by CPI, WPIII, WMC, WML, Affiliates, Jay I. Applebaum, James A. Johnson and Jason H. Reed on April 9, 2004.

(3) Includes 115,900 common shares that may be acquired within 60 days of June 17, 2005 through the exercise of stock options.

(4) Includes 106,525 common shares that may be acquired within 60 days of June 17, 2005 through the exercise of stock options.

(5) Includes 80,000 common shares that may be acquired within 60 days of June 17, 2005 through the exercise of stock options.

(6) Includes 59,617 common shares that may be acquired within 60 days of June 17, 2005 through the exercise of stock options.

(7) Includes 266,850 common shares that may be acquired within 60 days of June 17, 2005 through the exercise of stock options.

(8) Includes 144,650 common shares that may be acquired within 60 days of June 17, 2005 through the exercise of stock options.

(9) Includes an aggregate of 833,042 common shares that may be acquired within 60 days of June 17, 2005 through the exercise of stock options and 12,113,744 shares, without duplication, issuable upon exercise of a warrant.

BENEFICIAL OWNERS OF 5% OR MORE

      The following table sets forth information regarding the number and percentage of common shares and Series B Preferred Stock held by all persons and entities who are known by Corrpro to beneficially own 5% or more of Corrpro's outstanding common shares or Series B Preferred Stock. The information regarding beneficial ownership of common shares and Series B Preferred Stock by the entities identified below is included in reliance on reports filed with the SEC by such entities, except that the percentage is based upon Corrpro's calculations made in reliance upon the number of common shares and Series B Preferred Stock reported to be beneficially owned by such entity in such report and 8,787,843 common shares and 13,000 shares of Series B Preferred Stock outstanding on June 17, 2005.

                                                                        SHARES OF     PERCENTAGE OF
                                                       PERCENTAGE OF     SERIES B        SERIES B
                                                          COMMON        PREFERRED       PREFERRED
                                       COMMON SHARES      SHARES          STOCK           STOCK
                                       BENEFICIALLY    BENEFICIALLY    BENEFICIALLY    BENEFICIALLY
     NAME OF BENEFICIAL OWNER              OWNED         OWNED(1)         OWNED           OWNED
------------------------------------   -------------   -------------   ------------   -------------
CorrPro Investments, LLC(1)(2)           12,113,744        58.0%          13,000           100%

American Capital Strategies, Ltd.(3)      3,936,967        30.9                -             -
JB Capital Partners L.P.(4)                 541,200         5.8                -             -
Joseph W. Rog(5)                            571,095         6.3                -             -

-------------------------
(1) An individual's percentage of common shares beneficially owned is not equal to such individual's percentage of total voting power because the beneficial ownership calculation does not include the voting power of the shares of Series B Preferred Stock and includes shares that may be acquired within 60 days of June 17, 2005, through the exercise of stock options. As of June 17, 2005, 100% of the Series B Preferred Stock issued on March 30, 2004 was outstanding. Therefore, under the terms of the Articles, the holders of the Series B Preferred Stock have the right, voting with the holders of the common shares as a single class, to cast a number of votes equal to approximately 51% of the total voting power of Corrpro.

(2) The address of the principal offices of CorrPro Investments, LLC is 750 North St. Paul Street, Suite 1200, Dallas, Texas 75201. Based solely upon information contained in a Schedule 13D jointly filed by CPI, WPIII, WMC, WML, Affiliates, Jay I. Applebaum, James A. Johnson and Jason H. Reed on April 9, 2004, consists solely of warrants held of record by CPI which are exercisable for 12,113,744 common shares. Affiliates and WPIII are members of CPI. WMC is the general partner of WPIII. WML is the general partner of WMC and Affiliates. Each of Messrs. Applebaum, Johnson and Reed is a Principal and Manager of WML. Messrs. Applebaum, Johnson and Reed serve as directors of Corrpro. Each of WPIII, WMC, WML, Affiliates and Messrs. Applebaum, Johnson and Mr. Reed may be deemed to be the indirect beneficial owner of the common shares that may be acquired by CPI upon exercise of the warrant. Each such person expressly disclaims any such beneficial ownership. Pursuant to the Amended and Restated Limited Liability Company Agreement of CPI, (i) Affiliates, in its capacity as a member of CPI, may acquire direct beneficial ownership of 392,135 of such shares within 60 days of June 17, 2005 and (ii) WPIII, in its capacity as a member of CPI, may acquire direct beneficial ownership of 9,337,967 of such shares within 60 days of June 17, 2005. Each of CPI, WPIII, WMC and WML may be deemed to have sole power to vote or to direct the vote and sole power to dispose or to direct the disposition of 12,113,744 common shares that may be acquired by CPI upon exercise of the warrant. Affiliates may be deemed to have sole power to vote or to direct the vote and sole power to dispose or to direct the disposition of 392,135 common shares that may be acquired by Affiliates pursuant to the LLC Agreement. Each of Messrs. Applebaum, Johnson and Reed may be deemed to have shared power to vote or to direct the vote and shared power to dispose or to direct the disposition of 12,113,744 shares of Common Stock that may be acquired by CPI upon exercise of the warrant.

(3) The address of the principal offices of American Capital Strategies, Ltd. is 2 Bethesda Metro Center, 14th Floor Bethesda, Maryland 20814. Based solely upon information contained in a Schedule 13D filed by American Capital Strategies, Ltd., on April 9, 2004, consists solely of warrants which are exercisable for 3,936,967 common shares.

(4) The address of the principal offices of JB Capital Partners, L.P. is 5 Evan Place, Armonk, New York 10504. Based solely upon information contained in a
Schedule 13D jointly filed by JB Capital Partners, L.P. and Alan W. Weber on December 29, 2003. JB Capital Partners, L.P. reported that it had shared voting and dispositive power with respect to 506,200 shares. Alan W. Weber reported that he had sole voting and dispositive power with respect to 35,000 shares and shared voting and dispositive power with respect to 506,200 shares.

(5) Based upon information contained in a Schedule 13G filed by Joseph W. Rog on February 14, 2005, as updated by company records regarding stock options, Mr. Rog reported that he had sole voting and dispositive power with respect to 484,955 shares and shared voting and dispositive power with respect to 40,540 shares.

Equity Compensation Plan Information

                                                                                                       NUMBER OF SECURITIES
                                                                                                       REMAINING AVAILABLE
                                                           NUMBER OF SECURITIES   WEIGHTED AVERAGE     FOR FUTURE ISSUANCE
                                                            TO BE ISSUED UPON     EXERCISE PRICE OF        UNDER EQUITY
                                                               EXERCISE OF           OUTSTANDING        COMPENSATION PLANS
                                                               OUTSTANDING            OPTIONS,        (EXCLUDING SECURITIES
                                                            OPTIONS, WARRANTS       WARRANTS AND      REFLECTED IN THE FIRST
                      PLAN CATEGORY                             AND RIGHTS             RIGHTS                COLUMN)
------------------------------------------------------     --------------------   -----------------   ----------------------
Equity compensation plans approved by security holders           3,192,070              $2.65               1,350,584

Equity compensation plans not approved by security
  holders(1)                                                               -                  -                       -
                                                                 ---------              -----               ---------
Total                                                            3,192,070              $2.65               1,350,584
                                                                 =========              =====               =========

(1) Does not include Corrpro's 2001 Non-Employee Directors' Stock Appreciation Rights Plan which has not been approved by its shareholders. Under this plan, certain former non-employee directors received a one-time grant of vested stock appreciation rights as part of their compensation for serving as directors. The stock appreciation rights entitle each participant to be paid in cash, subject to the applicable terms and conditions of the grant, on or after May 17, 2006, the amount of appreciation in fair market value of 10,000 common shares between May 17, 2001 and May 17, 2006. Currently, three such former non-employee directors hold such stock appreciation rights. Moreover, this does not include shares authorized for payment of bonuses totaling 25,000 of which 22,500 are still available. Further, this does not include Corrpro's Employee Stock Purchase Plan, which has been suspended, with authorized shares totaling 375,000 of which 300,068 shares are still available.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      None of the members of the Compensation Committee is an officer or employee, or former officer or employee of Corrpro. No interlocking relationship exists between the members of Corrpro's Board or Compensation Committee and the board of directors or compensation committee of any other company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On March 30, 2004, Corrpro entered into a services agreement with Wingate Partners, an affiliate of CPI. Wingate Management Company III, L.P. ("WMC") is the general partner of Wingate Partners. WML is the general partner of WMC. Each of Messrs. Applebaum, Johnson, and Reed is a Principal and Manager of WML. Messrs. Applebaum, Johnson and Reed serve as directors of Corrpro. The services agreement provides that Wingate Partners agrees to consult with the Board of Directors in such a manner and on such business and financial matters as would be reasonably requested from time to time by the Board, including financial advisory, management advisory, strategic planning, monitoring and other related services, in exchange for which Corrpro will pay an annual non-refundable services fee of $400,000 payable quarterly in advance, to such persons designated by Wingate Partners. In lieu of paying any quarterly installment of the services fee in cash, Corrpro may, at its option, or if Corrpro is restricted from paying any such quarterly installment in cash under, or the Board determines that payment of such quarterly installment in cash would result in a default under, the terms of our new senior secured credit facility or senior secured subordinated notes, delay payment and accrue any unpaid portion of the services fee, without interest. The services agreement will have an initial term of eight (8) years, which term will automatically renew for successive one year periods thereafter unless either party notifies the other of its desire to terminate the services agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to KPMG for fiscal year 2005 were as follows:

Audit Fees        Audit-Related Fees   Tax Fees   Other Fees
----------        ------------------   --------   ----------
$  365,283        $           14,819   $ 15,861   $        0
----------        ------------------   --------   ----------

      Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of Corrpro's annual financial statements and review of the interim financial statements included in quarterly reports, as well as services that are normally provided by KPMG in connection with statutory and regulatory filings.

      Audit-related Fees. Audit-related fees generally include fees for assurance and related services performed by the independent auditor that are reasonably related to the performance of the audit or review of financial statements and may include, among others, employee benefit plan audits, due diligence related to mergers and acquisitions, internal control reviews, and consultation regarding financial accounting and reporting standards.

      Tax Fees. Tax fees include fees for tax compliance and tax advisory and consulting services. The services for the fees disclosed under this category include tax return preparation and technical tax advice provided to Corrpro's International operations.

      Consistent with its charter, the Audit Committee reviews and pre-approves all audit and non-audit services. The Audit Committee may delegate this responsibility to one or more designated members of the Audit Committee, provided that any pre-approvals so delegated are reported to the Audit Committee at its next regularly scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) (1) THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS ARE INCLUDED IN
              PART II, ITEM 8 OF THIS ANNUAL REPORT ON FORM 10-K:

            Report of Independent Registered Public Accounting Firm

            Consolidated Balance Sheets at March 31, 2005 and 2004

            Consolidated Statements of Operations for the years ended March 31, 2005, 2004 and 2003

            Consolidated Statements of Shareholders' Equity (Deficit) for the years ended March 31, 2005, 2004 and 2003

            Consolidated Statements of Cash Flows for the years ended March 31, 2005, 2004 and 2003

            Notes to Consolidated Financial Statements

      (a) (3) INDEX TO EXHIBITS:

EXHIBIT
  NO.                                                  EXHIBIT
-------  -----------------------------------------------------------------------------------------------------
3.1      Amended and Restated Articles of Incorporation of the Company. (1)

3.2      Amended and Restated Code of Regulations of the Company. (2)

4.1      Specimen certificate for the Common Shares. (3)

4.2      Securities Purchase Agreement dated December 15, 2003 by and between the Company and CorrPro
         Investments, LLC. (4)

4.3      Note and Equity Purchase Agreement dated March 30, 2004 by and among the Company, CCFC, Inc., Ocean
         City Research Corp., Corrpro International, Inc. (collectively, "US Borrowers"), Corrpro Canada,
         Inc., Commonwealth Seager Holdings Ltd., and Borza Inspections Ltd. (collectively, "Canadian
         Borrowers"), and American Capital Financial Services, Inc., as Agent, and the Purchasers thereto. (5)

4.4      Form of Senior Secured Subordinated Note to the Note and Equity Purchase Agreement dated March 30,
         2004 by and among the US Borrowers, and American Capital Financial Services, Inc., as Agent, and the
         Purchasers thereto. (5)

4.5      Form of Senior Secured Subordinated Note to the Note and Equity Purchase Agreement dated March 30,
         2004 by and among the Canadian Borrowers, and American Capital Financial Services, Inc., as Agent,
         and the Purchasers thereto. (5)

4.6      Revolving Credit, Term Loan and Security Agreement dated March 30, 2004 among the US Borrowers and
         Canadian Borrowers, and CapitalSource Finance LLC and other Lenders thereto. (5)

4.7      Form of Revolving Note to the Revolving Credit, Term Loan and Security Agreement dated March 30, 2004 between the US Borrowers, and CapitalSource Finance LLC and other Lenders thereto. (5)

4.8      Form of Revolving Note to the Revolving Credit, Term Loan and Security Agreement dated March 30, 2004 between the Canadian Borrowers, and CapitalSource Finance LLC and other Lenders thereto. (5)

4.9      Form of Term Note to the Revolving Credit, Term Loan and Security Agreement dated March 30, 2004 between the US Borrowers, and CapitalSource Finance LLC and other Lenders thereto. (5)

4.10     Form of Term Note to the Revolving Credit, Term Loan and Security Agreement dated March 30, 2004 between the Canadian Borrowers, and CapitalSource Finance LLC and other Lenders thereto. (5)

4.11     Security Agreement dated as of March 30, 2004 between the US Borrowers and American Financial
         Services, Inc., as Agent, for the Purchasers thereto. (5)

4.12     Security Agreement dated as of March 30, 2004 between the Canadian Borrowers and American Financial
         Services, Inc., as Agent, for the Purchasers thereto. (5)

4.13     Security Agreement dated as of March 30, 2004 between the Canadian Borrowers and CapitalSource
         Finance LLC, as Agent, for the Lenders thereto. (5)

4.14     Common Stock Purchase Warrant issued to CorrPro Investments, LLC dated as of March 30, 2004. (5)

4.15     Common Stock Purchase Warrant issued to American Capital Strategies, Ltd. dated as of March 30, 2004.
         (5)

4.16     Investor and Registration Rights Agreement by and between CorrPro Investments, LLC and the Company dated as of March 30, 2004. (5)

4.17     Services Agreement by and between the Company and Wingate Partners III, LP dated as of March 30,
         2004. (5)

4.18     Common Stock Purchase Warrant issued to Bank One, NA dated as of September 23, 2002. (6)

4.19     Common Stock Purchase Warrant issued to The Prudential Insurance Company of America dated as of
         September 23, 2002. (6)

4.20     Registration Rights Agreement dated as of September 23, 2002 between the Company and Bank One, NA.
         (6)

4.21     Registration Rights Agreement dated as of September 23, 2002 between the Company and The Prudential
         Insurance Company of America. (6)

4.22     Waiver executed by CorrPro Investments, LLC and the Registrant pursuant to Article Fourth of the
         Registrant's Amended and Restated Articles of Incorporation for the EBITDA Test Period for September
         30, 2004. (7)

4.23     Waiver executed by CorrPro Investments, LLC and the Registrant pursuant to Article Fourth of the
         Registrant's Amended and Restated Articles of Incorporation for the EBITDA Test Period for December
         31, 2004. (7)

**4.24   First Amendment and Waiver dated June 29, 2005 to Note and Equity Purchase Agreement dated March 30,
         2004 by and among the US Borrowers, and American Capital Financial Services, Inc., as Agent, and the
         Purchasers thereto.

**4.25   First Amendment and Waiver dated June 29, 2005 to Revolving Credit, Term Loan and Security Agreement
         dated March 30, 2004 among the US Borrowers and Canadian Borrowers, and CapitalSource Finance LLC and
         other Lenders thereto.

*10.1    Corrpro Companies, Inc. 2001 Non-Employees Directors' Stock Appreciation Rights Plan and form of
         Award Agreement. (8)

*10.2    1997 Long-Term Incentive Plan of Corrpro Companies, Inc. (9)

*10.3    1997 Non-Employee Directors' Stock Option Plan. (9)

10.4     Corrpro Companies, Inc. Employee Stock Purchase Plan. (10)

10.5     Amendment to 1997 Long-Term Incentive Plan of Corrpro Companies, Inc. (11)

*10.6    Form of Indemnification Agreement for certain Officers and Directors of the Company and schedules thereto. (12)

*10.7    Form of Executive Officer Employment Agreement by and between the Company and certain executive officers and schedule thereto. (12)

*10.8    Form of Change in Control Agreement entered into between the Company and certain of its executive officers and schedule thereto. (12)

10.9     Form of Indemnification Agreement for certain Directors of the Company and schedule thereto. (13)

*10.10   Employment Agreement effective March 31, 2004 by and between the Company and Joseph W. Rog. (13)

10.11    Amendment and Termination Agreement by and between the Company and Joseph W. Rog. (13)

10.12    Agreement and General Release by and between the Company and Joseph W. Rog effective as of May 3,
         2004. (13)

10.13    Employment Agreement effective as of May 3, 2004 by and between the Company and Joseph P. Lahey. (13)

10.14    Form of Amendment and Termination Agreement by and between the Company and certain executive officers and schedule thereto. (13)

*10.15   Form of Amendment to Executive Officer Employment Agreement by and between the Company and certain executive officers and schedule thereto. (13)

10.16    Waiver of Director's Compensation executed by Joseph W. Rog, effective May 3, 2004. (13)

10.17    Form of Waiver of Director's Compensation effective March 30, 2004 and schedule thereto. (13)

*10.18   Company Incentive Option Plan as amended. (3)

*10.19   Company Deferred Compensation Plan. (14)

*10.20   The 2004 Long-Term Incentive Plan of Corrpro Companies, Inc., effective as of June 10, 2004. (15)

*10.21   Form of Nonqualified Stock Option Agreement under the 2004 Long-Term Incentive Plan of Corrpro
         Companies, Inc. for certain Executive Officers of the Company and the schedule thereto. (16)

*10.22   Form of Nonqualified Stock Option Agreement under the 2004 Long-Term Incentive Plan of Corrpro
         Companies, Inc. for certain Executive Officers of the Company and the schedule thereto. (16)

*10.23   Nonqualified Stock Option Award Agreement under the 2004 Long-Term Incentive Plan of Corrpro
         Companies, Inc. between the Company and Joseph W. Rog. (16)

*10.24   Nonqualified Stock Option Award Agreement under the 2004 Long-Term Incentive Plan of Corrpro
         Companies, Inc. between the Company and Joseph W. Rog. (16)

*10.25   Nonqualified Stock Option Award Agreement under the 2004 Long-Term Incentive Plan of Corrpro
         Companies, Inc. between the Company and Joseph P. Lahey. (16)

**10.26  Consulting Agreement dated April 1, 2004 by and between Commonwealth Seager Holdings Ltd. and
         Corrtech Consulting Group.

**10.27  Supplement to schedule related to Form of Indemnification Agreement for certain Officers and
         Directors of the Company and schedules thereto and Form of Executive Officer Employment Agreement by
         and between the Company and certain executive officers and schedule thereto.

**10.28  Supplement to schedule related to Form of Indemnification Agreement for certain Directors of the
         Company.

21.1     Subsidiaries of the Company. (13)

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

-------
* Management contract or compensatory plan or arrangement identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

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

(4) A copy of this exhibit filed as Exhibits 10.1 to our Current Report on Form 8-K filed December 12, 2003 is incorporated herein by reference.

(5) Copies of the exhibits filed to which this footnote applies were filed, respectively as Exhibits 10.4 (Note & Equity Purchase Agreement), 10.6 and 10.7 (form of Senior Secured Subordinated Note), 10.10 (Revolving Credit, Term Loan and Security Agreement), 10.11 and 10.12 (form of Revolving Note), 10.13 and 10.14 (form of Term Note), 10.8 and 10.9 (American Financial Services, Inc. Security Agreement), 10.15 (CapitalSource Finance, LLC Security Agreement), 10.1 (CorrPro Investments, LLC Warrant), 10.5 (American Capital Strategies, Ltd. Warrant), 10.2 (Investor & Registration Rights Agreement), and 10.3 (Services Agreement) to our Current Report on Form 8-K filed April 14, 2004, and are incorporated herein by reference.

(6) Copies of the exhibits filed to which this footnote applies were filed, respectively, as Exhibits 4.1 (Bank One Purchase Warrant), 4.2 (Prudential Purchase Warrant), 4.3 (Bank One Rights Agreement), 4.4 (Prudential Rights Agreement), 10.1 (Sixth Amendment to Credit Agreement) and 10.2 (Prudential Amendment) to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and is incorporated herein by reference.

(7) Copies of the exhibits to which this footnote applies were filed, respectively, as Exhibits 4.1 and 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, and are hereby incorporated by reference.

(8) A copy of this exhibit filed as Exhibit 4.9 to our Annual Report on Form 10-K for the period ended March 31, 2002 is hereby incorporated by reference.

(9) Copies of the exhibits to which this footnote applies were filed, respectively, as Exhibits 4.4 (1997 Long-Term Inventive Plan) and 4.5 (1997 Non-Employee Directors' Stock Option Plan) to our Registration Statement on Form S-8 filed October 24, 1997 (SEC File No. 333-38767), and are hereby incorporated by reference.

(10)     A copy of this exhibit contained in our Definitive Proxy Statement on
         Schedule 14A filed with the Securities and Exchange Commission on June 16, 1999 is incorporated herein by reference.

(11) A copy of this exhibit filed as Exhibit 4.5 to our Registration Statement on Form S-8 filed January 19, 2000 (SEC File No. 333-94989) is incorporated herein by reference.

(12) Copies of the exhibits to which this footnote applies were filed, respectively, as Exhibits 10.1 (Form of Employment Agreement), 10.2 (Change in Control Agreement) and 10.3 (Indemnification Agreement) to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, and are hereby incorporated by reference.

(13) Copies of the exhibits filed to which this footnote applies were filed, respectively, as Exhibit 10.8 (Form of Indemnification Agreement,
         Exhibit 10.10 (Rog Employment Agreement), Exhibit 10.11 (Rog Amendment and Termination Agreement), Exhibit 10.12 (Rog Agreement and General Release), Exhibit 10.13 (Lahey Employment Agreement), Exhibit 10.14 (Form of Amendment and Termination Agreement and schedule thereto),
         Exhibit 10.15 (Form of Amendment to Executive Officer Employment Agreements and schedule thereto), Exhibit 10.17 (Rog Waiver of Director's Compensation), Exhibits 10.18 (Form of Waiver of Director's Compensation and schedule thereto), and Exhibit 21.1 (Subsidiaries) to our Annual Report on Form 10-K for the period ended March 31, 2004 and are hereby incorporated by reference.

(14) A copy of the exhibit filed to which this footnote applies was filed on Form 10-K for the period ended March 31, 2001 and are hereby incorporated by reference.

(15)     A copy of this exhibit contained in our Definitive Proxy Statement on
         Schedule 14A filed with the Securities and Exchange Commission on July 29, 2004 is incorporated herein by reference.

(16) Copies of the exhibits to which this footnote applies were filed, respectively, as Exhibits 10.2 through 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and are hereby incorporated by reference.

      (b)   EXHIBITS

            See "Index to Exhibits" at Item 15(a) above.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-K for the fiscal year ended March 31, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CORRPRO COMPANIES, INC.

June 30, 2005                       By: /s/ Joseph P. Lahey
                                        -------------------------------
                                          Joseph P. Lahey
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 30, 2005                           /s/ Joseph P. Lahey
                                        -------------------------------
                                        Joseph P. Lahey
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

June 30, 2005                           /s/ Robert M. Mayer
                                        -------------------------------
                                        Robert M. Mayer
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

June 30, 2005                           /s/ James A. Johnson
                                        -------------------------------
                                        James A. Johnson
                                        Chairman of the Board of Directors

June 30, 2005                           /s/ Jay I. Applebaum
                                        -------------------------------
                                        Jay I. Applebaum, Director

June 30, 2005                           /s/ Jason H. Reed
                                        -------------------------------
                                        Jason H. Reed, Director

June 30, 2005
                                        -------------------------------
                                        William R. Seelbach, Director

June 30, 2005                           /s/ Stanford Springel
                                        -------------------------------
                                        Stanford Springel, Director

June 30, 2005                           /s/ Emil T. Pena
                                        -------------------------------
                                        Emil T. Pena, Director

June 30, 2005                           /s/ Thomas P. Briggs
                                        -------------------------------
                                        Thomas P. Briggs, Director

June 30, 2005                           /s/ Jeffery N. MacDowell
                                        -------------------------------
                                        Jeffery N. MacDowell, Director